Form 10-Q/A
period 2014-06-30
MARINUS PHARMACEUTICALS INC
filed 2014-10-10
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of September 12, 2014 was: 13,912,155.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Marinus Pharmaceuticals, Inc. for the quarterly period ended June 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on September 12, 2014, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*†	XBRL Instance Document
101.SCH*†	XBRL Taxonomy Extension Schema Document
101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

†                     Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*                     Filed herewith

**              Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ CHRISTOPHER M. CASHMAN	President and Chief Executive Officer	October 10, 2014
Christopher M. Cashman	(principal executive officer) and Director

/s/ EDWARD F. SMITH	Chief Financial Officer and Treasurer	October 10, 2014
Edward F. Smith	(principal financial and accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*†	XBRL Instance Document
101.SCH*†	XBRL Taxonomy Extension Schema Document
101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

†                     Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*                     Filed herewith

**              Filed previously