Form 10-Q
period 2014-09-30
MARINUS PHARMACEUTICALS INC
filed 2014-11-13
CIK 1267813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36576

MARINUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0198082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Radnor Corporate Center

100 Matsonford Road, Suite 304

Radnor, PA 19087

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (484) 801-4670

142 Temple Street, Suite 205

New Haven, CT 06510

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 13, 2014 was: 14,007,754.

MARINUS PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER, 30, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$47,105,069	$10,037,123
Prepaid expenses and other current assets	439,166	1,761,379
Total current assets	47,544,235	11,798,502
Property and equipment, net	8,543	16,063
Other assets	8,100	9,380
Total assets	$47,560,878	$11,823,945
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$827,307	$77,782
Accrued expenses	508,079	1,096,474
Warrant liability	—	1,191,514
Total current liabilities	1,335,386	2,365,770
Notes payable	2,000,000	—
Total liabilities	3,335,386	2,365,770
Series A convertible preferred stock, $0.001 par value; 18,777,860 shares authorized, issued and outstanding at December 31, 2013	—	30,596,604
Series B convertible preferred stock, $0.001 par value; 15,275,824 shares authorized, 12,220,661 shares issued and outstanding at December 31, 2013	—	17,929,483
Series C convertible preferred stock, $0.001 par value; 18,900,000 shares authorized, 18,381,463 shares issued and outstanding at December 31, 2013	—	21,314,119
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 13,941,386 issued and 13,912,155 outstanding at September 30, 2014 and 494,260 issued and 465,029 outstanding at December 31, 2013	13,941	494
Additional paid-in capital	112,940,804	1,120,680
Treasury stock at cost, 29,231 shares at September 30, 2014 and December 31, 2013	(190)	(190)
Accumulated deficit	(68,729,063)	(61,503,015)
Total stockholders’ equity (deficit)	44,225,492	(60,382,031)
Total liabilities and stockholders’ equity (deficit)	$47,560,878	$11,823,945

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Expenses:
Research and development	$1,568,740	$1,008,469	$6,537,617	$3,020,884
General and administrative	868,301	313,421	1,827,658	869,207
Loss from operations	(2,437,041)	(1,321,890)	(8,365,275)	(3,890,091)
Change in fair value of warrant liability	794,342	91,583	1,191,514	91,583
Interest income	3,794	6,368	6,330	13,856
Interest expense	(29,461)	—	(58,617)	(90,577)
Net loss	(1,668,366)	(1,223,939)	(7,226,048)	(3,875,229)
Cumulative preferred stock dividends	(372,345)	(1,028,837)	(2,545,334)	(2,754,872)
Net loss applicable to common stockholders	$(2,040,711)	$(2,252,776)	$(9,771,382)	$(6,630,101)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.22)	$(4.58)	$(2.79)	$(13.50)
Basic and diluted weighted average shares outstanding	9,449,355	492,319	3,499,808	490,972

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Convertible Preferred Stock						Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2013	18,777,860	$30,596,604	12,220,661	$17,929,483	18,381,463	$21,314,119	494,260	$494	$1,120,680	29,231	$(190)	$(61,503,015)	$(60,382,031)
Stock-based compensation expense	—	—	—	—	—	—	—	—	263,063	—	—	—	263,063
Issuance of Series C preferred stock	—	—	—	—	422,119	500,000	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	27,035	27	28,090	—	—	—	28,117
Conversion of convertible preferred stock to common stock	(18,777,860)	(30,596,604)	(12,220,661)	(17,929,483)	(18,803,582)	(21,814,119)	7,661,871	7,662	70,332,544	—	—	—	70,340,206
Exercise and conversion of convertible preferred stock warrants into common stock	—	—	—	—	—	—	220	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering ($8.00 per share), net of expenses of $4,861,814	—	—	—	—	—	—	5,758,000	5,758	41,196,427	—	—	—	41,202,185
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,226,048)	(7,226,048)
Balance, September 30, 2014	—	—	—	—	—	—	13,941,386	$13,941	$112,940,804	29,231	$(190)	$(68,729,063)	$44,225,492

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(7,226,048)	$(3,875,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,520	5,881
Stock-based compensation expense	263,063	160,510
Noncash interest on convertible notes payable	—	90,498
Change in fair value of warrant liability	(1,191,514)	(91,583)
Amortization of debt issuance costs	2,700	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,331,593	(530,124)
Accounts payable and accrued expenses	191,955	738,566
Net cash used in operating activities	(6,620,731)	(3,501,481)
Cash flows from investing activities

Purchases of property and equipment	—	(14,029)
Net cash used in investing activities	—	(14,029)
Cash flows from financing activities
Proceeds from exercise of stock options	28,117	14,429
Proceeds from initial public offering, net of offering costs	41,671,360	—
Proceeds from notes payable, net of issuance costs	1,989,200	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	7,531,849
Net cash provided by financing activities	43,688,677	7,546,278
Net increase in cash and cash equivalents	37,067,946	4,030,768
Cash and cash equivalents—beginning of period	10,037,123	8,633,775
Cash and cash equivalents—end of period	$47,105,069	$12,664,543
Supplemental disclosure of cash flow information
Conversion of preferred stock to common stock	$70,340,206	$—
Conversion of notes principal and accrued interest to preferred stock	$—	$2,761,019
Cash paid for interest	$46,444	$—
Issuance of Series C Preferred Stock	$500,000	$—
Accrued initial public offering costs	$469,175	$—

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Liquidity

We are a biopharmaceutical company dedicated to the development of innovative neuropsychiatric therapeutics. Our clinical stage product candidate, ganaxolone, is a synthetic small molecule that is an analog of allopregnanolone, a natural occurring neurosteriod produced by the human body.  Allopregnanolone modulates the activity of gammaaminobutyric acid (GABA) at GABAA type receptors in the brain, which has been identified as playing an important role in certain seizure, psychiatric and developmental disorders.  Our primary focus to date since our inception has been directed towards developing business strategies, raising capital, research and development activities and conducting preclinical testing and human clinical trials of our product candidates.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of September 30, 2014 was $68.7 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing our initial public offering during the third quarter of 2014, we issued a total of 5,758,000 shares of common stock and received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $41.2 million.  Our cash and cash equivalents balance as of September 30, 2014 is adequate to fund our operations into 2016.

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

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets
Money market funds (cash equivalents)	$46,877,800	$—	$—	$46,877,800
Total assets	$46,877,800	$—	$—	$46,877,800
December 31, 2013
Assets
Money market funds (cash equivalents)	$9,250,663	$—	$—	$9,250,663
Total assets	$9,250,663	$—	$—	$9,250,663
Liabilities
Warrant liability	$—	$—	$1,191,514	$1,191,514
Total liabilities	$—	$—	$1,191,514	$1,191,514

We had outstanding warrants to purchase our Series B Preferred Stock, or the Series B Warrants, as of December 31, 2013.  While the Series B Preferred Stock was outstanding, holders were able to redeem for cash upon an event that was not within our control, such as the liquidation of our preferred stock, as the preferred stockholders had voting control of our company and control of our board of directors, and therefore had the ability to trigger the liquidation of our preferred stock.  As a result, the Series B Warrants were recorded as a warrant liability on our balance sheets with subsequent changes to fair value recorded on our statements of operations as change in fair value of warrant liability. In connection with our initial public offering during the third quarter of 2014, these warrants expired unexercised, and the Series B Preferred Stock underlying the Series B Warrants converted to common stock.  As a result, the fair value of the Series B warrants recorded as a liability as of December 31, 2013 was reduced to zero as of September 30, 2014. On the grant date and in subsequent periods, we estimated the fair value of the preferred stock warrant liability using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (75% - 80%), the estimated fair value of the Series B Preferred Stock ($0.63 - $1.51 per share), and the estimated time to liquidity (0.2 - 4 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

The following tables set forth a summary of changes in the fair value of Level 3 preferred stock warrant liability for the nine months ended September 30, 2014 and 2013:

	Beginning of Period	Issuances	Exercises	Change in Fair Value	End of Period
Nine months ended September 30, 2013	$1,344,200	$—	$—	$(91,583)	$1,252,617
Nine months ended September 30, 2014	$1,191,514	$—	$—	$(1,191,514)	$—

4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Laboratory equipment	$368,542	$368,542
Office equipment	76,300	76,300
	444,842	444,842
Less: accumulated depreciation and amortization	(436,299)	(428,779)
	$8,543	$16,063

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

Depreciation and amortization expense was $2,507 and $7,520 for the three and nine months ended September 30, 2014 and $1,478 and $5,881 for the three and nine months ended September 30, 2013, respectively.

5. Accrued Expenses

At September 30, 2014 and December 31, 2013 accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
Investor deposit	$—	$500,000
Payroll and related costs	255,395	203,718
Clinical trials and drug development	84,403	73,500
Professional fees	110,420	295,000
Other	57,861	24,256
	$508,079	$1,096,474

Investor deposit represents funds received from an investor for 422,119 shares of Series C Preferred Stock. The shares were issued in April 2014 and subsequently converted to common stock upon the closing of our initial public offering.

6. Notes Payable

In April 2014, we borrowed $2,000,000 in connection with a credit facility we entered into with a financial institution. Pursuant to the terms of the credit facility, we are required to make monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until November 2015. Commencing in November 2015 and continuing through April 2017, we are required to make monthly payments of 1/36th of our principal borrowings plus interest with the remaining principal balance due in April 2017. In connection with this facility, we issued to the financial institution warrants to purchase 37,991 shares of our Series C Preferred Stock with a term of 8 years.  The warrants were net exercised and converted into 220 shares of common stock in connection with the closing our initial public offering during the third quarter of 2014.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 8.

The following potentially dilutive securities outstanding at September 30, 2013 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30,
	2014	2013
Convertible preferred stock	—	7,596,927
Warrants	—	470,026
Stock options	1,108,173	901,571
	1,108,173	8,968,524

8. Convertible Preferred Stock and Detachable Warrants

Convertible Preferred Stock

At December 31, 2013, we had 52,953,684 authorized shares of Convertible Preferred Stock, of which 18,777,860 were designated for Series A Preferred Stock, 15,275,824 were designated for Series B Preferred Stock and 18,900,000 were designated for Series C Preferred Stock.

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

In connection with the closing our initial public offering during the third quarter of 2014, all outstanding shares of preferred stock were converted to 7,661,871 shares of common stock and the authorized shares of preferred stock were adjusted to 25,000,000 shares.

Detachable Warrants

At December 31, 2013, we had Series B Warrants outstanding to purchase 3,055,163 shares of our Series B Preferred Stock at an exercise price of $1.67 per share. Since the Series B Preferred Stock underlying the Series B Warrants were able to be redeemed for cash upon an event that was not within our control, these warrants were classified as a derivative liability on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations as change in fair value of warrant liability.  In accordance with the terms of the Series B Warrants, these warrants terminated in connection with the closing of our initial public offering during the third quarter of 2014.

9. Stock Option and Incentive Plans

In 2005, we adopted the 2005 Stock Option and Incentive Plan (“2005 Plan”) that authorizes us to grant options, restricted stock and other equity-based awards. As amended and as of September 30, 2014, the number of shares of common stock reserved for issuance in connection with the Plan was 1,232,343. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective in August 2014, we adopted our 2014 Equity Incentive Plan (“2014 Plan”) that authorizes us to grant options, restricted stock and other equity-based awards initially for 700,000 shares of common stock, subject to adjustment in accordance with the plan.  As of September 30, 2014, the number of shares of common stock reserved for issuance in connection with

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

the 2014 Plan was 658,000.  There were 1,108,173 stock options outstanding as of September 30, 2014 at a weighted average exercise price of $1.25 per share, and 42,000 options were granted to nonemployee directors during the three and nine month periods ended September 30, 2014.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$35,324	$—	$38,789	$—
General and administrative	180,752	72,028	224,274	160,510
Total stock-based compensation expense	$216,076	$72,028	$263,063	$160,510

10. Initial Public Offering

During the third quarter of 2014, we completed our initial public offering.  In connection with the initial public offering, we sold a total of 5,758,000 shares of common stock and received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $41.2 million.  The conversion of our outstanding shares of convertible preferred stock resulted in the issuance of 7,662,091 shares of common stock, including 220 shares which converted upon the exercise of warrants to purchase convertible preferred stock.

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

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. From inception through September 30, 2014, we have received net proceeds of $110.4 million from the issuance of preferred stock, common stock and convertible notes payable. At September 30, 2014, we had cash and cash equivalents of $47.1 million.  In connection with our initial public offering, which closed during the third quarter of 2014, we received net proceeds of $41.2 million from the sale of 5,758,000 shares of our common stock.  We have no products currently available for sale and substantially all of our revenue to date has been derived from research grants. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $7.2 million for the nine months ended September 30, 2014.  Our accumulated deficit as of September 30, 2014 was $68.7 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

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

We believe that our cash and cash equivalents as of September 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements into 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

We expect that our general and administrative expenses will increase in the future as a result of new management and employee hiring and our scaling operations commensurate with supporting more advanced clinical trials and public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, legal counsel and accountants, among other expenses.

Change in Fair Value of Warrant Liability

Our warrants to purchase our preferred stock were classified as warrant liability and recorded at fair value. This warrant liability was subject to re-measurement at each balance sheet date and we recognized any change in fair value in our statements of operations as a change in fair value of the derivative liability.  These warrants expired upon our initial public offering and, as a result, the fair value of the warrants was reduced to zero during the third quarter of 2014.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent balances.

Interest Expense

Interest expense is primarily attributable to interest expense associated with our previously outstanding convertible notes and our credit facility entered into in April 2014.

Cumulative Preferred Stock Dividends

Cumulative preferred stock dividends represented dividends payable upon a liquidation or deemed liquidation in connection with our Series B and C convertible preferred stock.  We are no longer recording preferred stock dividends effective upon the closing of our initial public offering, which occurred during the third quarter of 2014.

Results of Operations

Research and Development Expenses

Research and development expenses increased to $1.6 million and $6.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.0 million and $3.0 million for the same periods in the prior year. The increases resulted primarily from an increase in clinical costs related to our ongoing clinical trial of ganaxolone in patients with focal onset seizures that commenced at the end of 2013.  Substantially all research and development expenses relate to our clinical trial in focal onset epileptic seizures.

General and Administrative Expenses

General and administrative expenses increased to $0.9 million and $1.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.3 million and $0.9 million for the same periods in the prior year. The increases in general and administrative expenses were primarily due to the hiring of new management and the upward scaling of our operations in connection with both our new public company status and ongoing clinical trial of ganaxolone in patients with focal onset seizures that commenced during 2013.

Change in Fair Value of Warrant Liability

We recorded changes in the fair value of our warrant liability which resulted in a gain of $0.8 million and $1.2 million for the three and nine months ended September 30, 2014, respectively, compared to a gain of $0.1 million for the three and nine months ended September 30, 2013.  We reduced the value of the liability to zero in connection with the closing of our initial public offering in the third quarter of 2014 as the warrants expired unexercised.

Cumulative Preferred Stock Dividends

Cumulative preferred stock dividends decreased to $0.4 million and $2.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.0 million and $2.8 million for the same periods in the prior year, respectively. Upon conversion of all outstanding convertible preferred stock in connection with our initial public offering, all cumulative preferred stock dividends were canceled.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $1.7 million and $7.2 million for the three and nine months ended September 30, 2014, respectively, compared to $1.2 million and $3.9 million for the same periods in the prior year.  Our operating activities used $6.2 million for the nine months ended September 30, 2014 compared to $3.5 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt. From inception through September 30, 2014, we have received net proceeds of $110.4 million from the issuance of preferred stock, common stock and convertible notes payable. At September 30, 2014, we had cash and cash equivalents of $47.1 million.

During the third quarter of 2014, we completed our initial public offering.  In connection with the initial public offering, we sold a total of 5,758,000 shares of common stock and received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $41.2 million, and all of our outstanding shares of convertible preferred stock converted into shares of common stock.  The conversion of our outstanding shares of convertible preferred stock resulted in the issuance of 7,662,091 shares of common stock, including 220 shares which converted upon the exercise of warrants to purchase convertible preferred stock.

Square 1 Credit Facility

In April 2014, we borrowed $2.0 million in connection with a credit facility we entered into with Square 1 Bank. Pursuant to the terms of the credit facility, we are required to make monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until November 2015. Commencing in November 2015 and continuing until April 2017, we are required to make monthly payments of 1/36th of our principal borrowings plus interest with the remaining principal balance due in April 2017.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $6.6 million for the nine months ended September 30, 2014 compared to $3.5 million for the same period a year ago. The increase was driven primarily by an increase in our net loss of $3.4 million and increase in our noncash gain on our warrant liability of $1.1 million.  This was partially offset by net decreases in operating assets and increases in operating liabilities of $1.3 million.

Investing Activities.  Cash used in investing activities for the purchase of property and equipment was less than $0.1 million for the nine months ended September 30, 2014 and 2013.

Financing Activities.  Cash provided by financing activities increased to $43.7 million for the nine months ended September 30, 2014 compared to $7.5 million for the same period a year ago.  The increase is primarily attributable to $41.7 million of net proceeds received in 2014 from the closing of our initial public offering and $2.0 million received in 2014 related to our credit facility with Square 1 Bank, offset by $7.5 million received in 2013 related to the issuance of Series C Preferred Stock.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone. We will incur significant legal, accounting and other expenses associated with being a public company that we were not required to incur as a private company. In addition, Section 404, as well as rules adopted by the SEC and The NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were previously inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our cash and cash equivalents as of September 30, 2014, will enable us to fund our operating expenses and capital expenditure requirements into 2016. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Significant Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of September 30, 2014:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)	$10,000	$10,000	$—	$—	$—
Square 1 credit facility(2)	2,248,688	111,528	2,137,160	$—	$—
Total	$2,258,688	$121,528	$2,137,160	$—	$—

(1)                                 Represents commitments for $10,000 of future minimum lease payments, with $7,500 to be paid in 2014 and the remainder in 2015.

(2)                                 Represents principal and interest payment obligations that will become due in connection with the outstanding loan facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2013, which we included in our prospectus and was filed with the SEC on August 1, 2014.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $47.1 million at September 30, 2014, consisting primarily of funds in cash and money market accounts. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit  under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including net losses of $7.2 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $68.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash and cash equivalents as of September 30, 2014, will enable us to fund our operating expenses and capital expenditure requirements into 2016. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

We intend to expend our limited resources to pursue our sole clinical stage product candidate, ganaxolone, for seizure disorders and may fail to capitalize on other indications, technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post- change income may be limited. As a result of our most recent private placements, initial public offering and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $59.0 million that will begin expiring in 2023, and federal and state research and development credits of $2.2 million and $0.5 million, respectively, that will begin expiring in 2019, which could be limited if we experience an “ownership change.”

Risks Related to Our Business and Development of Our Product

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is currently undergoing two clinical trials and will require significant capital resources and years of additional clinical development effort.

We do not have any products that have gained regulatory approval. Currently, our only clinical stage product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We have expanded our ongoing Phase 2b clinical trial so that it may serve as one of our adequate and well-controlled clinical trials for ganaxolone in epilepsy; however, we cannot be certain that the FDA will accept the trial as such. Even if ganaxolone were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

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

We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for ganaxolone, but we may be unable to obtain commercially reasonable product liability insurance for ganaxolone, if approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of ganaxolone in patients suffering from certain FXS-associated behavioral symptoms. Although we intend to fund a portion of our development programs for ganaxolone in patients with FXS, any reduction or delay in DoD funding to our collaborators may force us to suspend or terminate these programs or seek alternative funding, which may not be available on non-dilutive terms, terms favorable to us or at all.

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

As of September 30, 2014, we had four full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel, advisors and consultants. The competition for qualified personnel in the pharmaceutical field is significant and, as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, or the Code of Conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31.  If we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2014, we had outstanding a total of 13,912,155 shares of common stock, including 5,758,000 shares issued in our initial public offering during the third quarter of 2014.  Of the other 8,154,155 shares of common stock outstanding, many of these shares are subject to lockup agreements, which we expect to lapse and be available for trading during February 2015.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of equity or equity-linked securities, together with the exercise of stock options, warrants outstanding or granted in the future and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. The number of shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended, and our 2014 Equity Incentive Plan was 1,890,343 as of September 30, 2014. Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

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

As a result of the initial public offering, we received net proceeds of approximately $41.2 million during the third quarter of 2014 from the sale of 5,758,000 shares of common stock, after deducting underwriting discounts, commissions and estimated offering expenses borne by us.  None of such payments were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on August 1, 2014.  As of September 30, 2014, we have used approximately $1.7 million of the funds received from our IPO for clinical trials and payments to research and development consultants.

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

10.1

Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, effective August 5, 2014 (incorporated by reference to Exhibit 10.1 filed with our Form 10-Q quarterly report for the period ended June 30, 2014 filed with the SEC on September 12, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/S/ CHRISTOPHER M. CASHMAN	President and Chief Executive Officer	November 13, 2014
Christopher M. Cashman	(principal executive officer) and Director

/s/ EDWARD F. SMITH	Chief Financial Officer and Treasurer	November 13, 2014
Edward F. Smith	(principal financial and accounting officer)

EXHIBITS INDEX

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K current report filed with the SEC on August 7, 2014).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 of our Form 8-K current report filed with the SEC on August 7, 2014).

10.1

Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, effective August 5, 2014 (incorporated by reference to Exhibit 10.1 filed with our Form 10-Q quarterly report for the period ended June 30, 2014 filed with the SEC on September 12, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document