Form 10-Q
period 2015-03-31
MARINUS PHARMACEUTICALS INC
filed 2015-05-14
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes☐ No.

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 11, 2015 was: 14,229,666.

MARINUS PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$44,477	$49,720
Short-term investments	995	—
Prepaid expenses and other current assets	322	428
Total current assets	45,794	50,148
Property and equipment, net of accumulated depreciation of $358 and $356	42	44
Investments	496	—
Other assets	19	21
Total assets	$46,351	$50,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$875	$—
Accounts payable	3,055	536
Accrued expenses	1,516	1,503
Total current liabilities	5,446	2,039
Notes payable	6,125	7,000
Other long term liabilities	50	20
Total liabilities	11,621	9,059
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 14,228,897 issued and 14,199,666 outstanding at March 31, 2015 and 14,036,985 issued and 14,007,754 outstanding at December 31, 2014	14	14
Additional paid-in capital	114,059	113,476
Treasury stock at cost, 29,231 shares at March 31, 2015 and December 31, 2014	—	—
Accumulated deficit	(79,343)	(72,336)
Total stockholders’ equity	34,730	41,154
Total liabilities and stockholders’ equity	$46,351	$50,213

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Expenses:
Research and development	$5,468	$2,149
General and administrative	1,447	516
Loss from operations	(6,915)	(2,665)
Change in fair value of warrant liability	—	428
Interest income	14	4
Interest expense	(116)	—
Other income (expense)	10	(2)
Net loss	(7,007)	(2,235)
Cumulative preferred stock dividends	—	(1,071)
Net loss applicable to common stockholders	$(7,007)	$(3,306)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.50)	$(7.09)
Basic and diluted weighted average shares outstanding	14,068,238	466,531

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(7,007)	$(2,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	3
Stock-based compensation expense	383	23
Change in fair value of warrant liability	—	(428)
Amortization of debt issuance costs	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	107	568
Accounts payable and accrued expenses	2,561	944
Net cash used in operating activities	(3,952)	(1,125)
Cash flows from investing activities
Purchases of investments	(1,491)	—
Net cash used in investing activities	(1,491)	—
Cash flows from financing activities
Proceeds from exercise of stock options	200	28
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	(110)
Net cash provided by (used in) financing activities	200	(82)
Net decrease in cash and cash equivalents	(5,243)	(1,207)
Cash and cash equivalents—beginning of period	49,720	10,037
Cash and cash equivalents—end of period	$44,477	$8,830
Supplemental disclosure of cash flow information
Cash paid for interest	$114	$—

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Liquidity

We are a biopharmaceutical company dedicated to the development of innovative neuropsychiatric therapeutics. Our clinical stage product candidate, ganaxolone, is a synthetic small molecule that is an analog of allopregnanolone, a naturally occurring neurosteriod in the human body.  Allopregnanolone modulates the activity of gammaaminobutyric acid (GABA) at GABAA type receptors in the brain, which has been identified as playing an important role in certain seizure, psychiatric and developmental disorders.  Our primary focus to date since our inception has been directed towards developing business strategies, raising capital, conducting research and development activities, and conducting preclinical testing and human clinical trials of our product candidates.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of March 31, 2015 was $79.3 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of our initial public offering during the third quarter of 2014, we issued a total of 5,758,000 shares of common stock and received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $41.2 million.  Our cash, cash equivalents and investment balances as of March 31, 2015 are adequate to fund our operations into the second half of 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 and accompanying notes thereto included in our annual report on Form 10-K filed with the SEC on March 12, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from such estimates.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

Investments

Investments purchased with a maturity of more than three months and less than twelve months are classified as short-term investments.  Investments purchased with a maturity greater than twelve months are classified as long-term investments.  We plan to hold these investments to maturity and have classified these investments as such as defined by GAAP.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). We do not expect the adoption of this ASU to have a material effect on our interim or annual financial statements.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets
Money market funds (cash equivalents)	$43,764	$—	$—	$43,764
Short-term investments	995	—	—	995
Investments	496	—	—	496
Total assets	$45,255	$—	$—	$45,255
December 31, 2014
Assets
Money market funds (cash equivalents)	$48,960	$—	$—	$48,960
Short-term investments	—	—	—	—
Investments	—	—	—	—
Total assets	$48,960	$—	$—	$48,960

4. Accrued Expenses

At March 31, 2015 and December 31, 2014 accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Payroll and related costs	286	419
Clinical trials and drug development	894	777
Professional fees	143	186
Other	193	121
Total accrued expenses	$1,516	$1,503

5. Notes Payable

In April 2014, we borrowed $2.0 million in connection with a term loan pursuant to a Loan and Security Agreement (LSA) we entered into with a financial institution. Pursuant to the terms of the LSA, we made monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until the LSA was amended in December 2014.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

In December 2014, we entered into a First Amendment to Loan and Security Agreement (Amended LSA) with the same financial institution.  The Amended LSA increased the total term loan availability from $2.0 million to $12.0 million, available in four tranches (in thousands):

	Term Loan	Term Loan
Tranche	Available	Borrowed	Borrowed Date
A	$2,000	$2,000	April 2014
B	5,000	5,000	December 2014
C	2,500	—	*
D	2,500	—	*
	$12,000	$7,000

*Our ability to borrow under the remaining tranches of $2.5 million each depends upon meeting certain clinical trial milestones.  The availability end dates of Tranches C and D are September 1, 2015 and March 31, 2016, respectively.

In connection with the Amended LSA, we borrowed $5.0 million available to us under Tranche B in December 2014.  Pursuant to the terms of the Amended LSA, we are required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.5% or (b) 6.5% until December 2015.  Commencing in January 2016 and continuing through December 2017, we are required to make monthly payments of payments of 1/24th of our principal borrowings plus interest.  If we achieve certain clinical trial milestones by August 2015, both the interest-only period and principal maturity date will be extended by six months.

As of March 31, 2015, of our outstanding term loan balance of $7.0 million, $0.9 million will be due within the next twelve months, and is classified as the current portion of long term debt on our balance sheet.  Interest expense related to the term loans was $116 thousand for the three months ended March 31, 2015.  As of March 31, 2015, we had accrued interest of $39 thousand.  There are no financial covenants associated with these term loans.  As of March 31, 2015, we were in compliance with all non-financial covenants.

6. Loss Per Share of Common Stock

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

The following potentially dilutive securities outstanding as of March 31, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31,
	2015	2014
Convertible preferred stock	—	7,596,927
Warrants	—	470,026
Stock options	1,478,662	1,066,173
	1,478,662	9,133,126

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

7. Investments

As of March 31, 2015, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  Certificates of deposit with remaining maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term investments on our balance sheet.  All investments are classified as held-to-maturity and are recorded at amortized cost.  Fair value of our investments approximates the carrying value on our balance sheet.

8. Stock Option and Incentive Plans

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of March 31, 2015, 778,662 options to purchase common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  As of March 31, 2015, 700,000 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 560,310 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

There were 1,478,662 stock options outstanding as of March 31, 2015 at a weighted-average exercise price of $4.80 per share.  During the three-month period ended March 31, 2015, no options were granted and 191,912 options were exercised at a weighted-average exercise price of $1.04.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Research and development	$127	$2
General and administrative	256	21
Total stock‑based compensation expense	$383	$23

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2014 which are included in our Annual Report on Form 10-K filed with the SEC on March 12, 2015.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative neuropsychiatric therapeutics. Our clinical stage product candidate, ganaxolone, is a small molecule that is a synthetic analog of allopregnanolone, an endogenous neurosteroid produced in the central nervous system and known for its anticonvulsive and antianxiety activity. By targeting the same spectrum of GABAA receptors as endogenous allopregnanolone, ganaxolone delivers its therapeutic benefit through a natural mechanism that we believe may offer safety and efficacy advantages compared to other marketed antiepileptic medications. Ganaxolone was rationally designed to unlock the potential of GABAA receptor modulation through chronic neurosteroid therapy. We have a dual strategy of 1) evaluating ganaxolone for treating seizure disorders, and 2) treating targeted orphan diseases for which there are no approved therapies and for which the development timelines may be abbreviated, where there is a strong mechanistic rationale for ganaxolone to offer therapeutic benefit to patients with very high unmet needs.  Our orally administered solid and liquid suspension dose forms are being evaluated in our ongoing clinical trials and we are conducting the requisite preclinical experiments to ready our intravenous, or IV, dose form for clinical use.

Our lead indication for ganaxolone is as an adjunctive, or add-on, therapy for the treatment of partial, also known as focal, onset seizures in adults with epilepsy. We have completed a Phase 2 clinical trial in 147 patients with focal onset seizures demonstrating that patients who added ganaxolone to their medication regimen experienced a statistically significant reduction in seizures as compared to patients who added placebo. We are currently enrolling patients in a multinational, randomized, placebo-controlled, Phase 3 clinical trial to evaluate ganaxolone as adjunctive treatment of partial-onset seizures in adult subjects. We believe ganaxolone also has potential in a broad range of neuropsychiatric disorders, including orphan indications. We have generated proof-of-concept data for ganaxolone in the treatment of refractory pediatric seizures and as monotherapy for adult refractory focal onset seizures. We currently have a Phase 2 proof-of-concept clinical study on-going with ganaxolone for the treatment of PCDH19 female pediatric epilepsy (PCDH19) and a Phase 2 proof-of-concept investigator-sponsored clinical trial evaluating ganaxolone as a treatment for behaviors in Fragile X Syndrome (FXS). We believe that PCDH19 and FXS are orphan disorders that have been related to mutations affecting GABA signaling at extrasynaptic GABAA receptors.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. From inception through March 31, 2015, we have received net proceeds of $110.4 million from the issuance of preferred stock, common stock and convertible notes payable. At March 31, 2015, we had cash and cash equivalents of $44.5 million and investment balances of $1.5 million.  We have no products currently available for sale and substantially all of our revenue to date has been derived from research grants. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred net losses of $7.0 million for the three months ended March 31, 2015.  Our accumulated deficit as of March 31, 2015 was $79.3 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•increase the targeted enrollment and add enrollment sites and geographies for our ongoing Phase 3 clinical trial for adjunctive treatment of ganaxolone in adult patients with refractory partial onset epileptic seizures;

•conduct clinical proof-of-concept clinical trials in targeted pediatric rare disease indications, including PCDH19 and FXS;

•continue the research, development and scale-up manufacturing capabilities to commercialize products and dose forms for which we may obtain regulatory approval;

•maintain, expand and protect our global intellectual property portfolio;

•hire additional clinical, manufacturing, and scientific personnel; and

•add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

In addition, we have incurred and will continue to incur significant expenses as a result of becoming a public company, which subjects us to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 and the rules and regulations of The NASDAQ Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act (Sarbanes-Oxley Act), we will be required to furnish a report by our management on our internal control over financial reporting. Commencing with our fiscal year ending December 31, 2015, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for this year, as required by Section 404.

We believe that our cash, cash equivalents and investments as of March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of ganaxolone, which include:

•employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•expenses incurred under agreements with Clinical Research Organizations (CROs) and investigative sites that conduct our clinical trials and preclinical studies;

•the cost of acquiring, developing and manufacturing clinical trial materials;

•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

•costs associated with preclinical activities and regulatory operations.

We expense research and development costs when we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us.

We will incur substantial costs beyond our present and planned clinical trials in order to file a New Drug Appication (NDA) and Supplemental New Drug Applications (sNDAs) for ganaxolone in patients with focal onset seizures, PCDH19, FXS and other target indications, and in each case, the nature, design, size and cost of further studies and trials will depend in large part on the outcome of preceding studies and trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical trials and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

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

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent and investment balances.

Interest Expense

Interest expense is attributable to interest expense associated with our credit facility entered into in April 2014, and amended in December 2014.

Cumulative Preferred Stock Dividends

Cumulative preferred stock dividends represented dividends payable upon a liquidation or deemed liquidation in connection with our Series B and C convertible preferred stock.  We are no longer recording preferred stock dividends effective upon the closing of our initial public offering, which occurred during the third quarter of 2014.

Results of Operations

Research and Development Expenses

Research and development expenses increased to $5.5 million for the three months ended March 31, 2015, as compared to $2.1 million same period in the prior year. The increase resulted primarily from an increase in clinical costs related to our ongoing clinical trial of ganaxolone in patients with focal onset seizures, as well as hiring additional clinical resources including our Chief Medical Officer.  Substantially all research and development expenses relate to our clinical trial in focal onset epileptic seizures.

General and Administrative Expenses

General and administrative expenses increased to $1.4 million three months ended March 31, 2015, as compared to $0.5 million for the same period in the prior year. The increase in general and administrative expenses was primarily due to the hiring of new management and the upward scaling of our operations in connection with both our public company status as of July 31, 2014 and our ongoing clinical trial of ganaxolone in patients with focal onset seizures.

Change in Fair Value of Warrant Liability

We recorded changes in the fair value of our warrant liability which resulted in a gain of $0.4 million for the three months ended March 31, 2014. We reduced the value of the liability to zero in connection with the closing of our initial public offering in the third quarter of 2014 as the warrants expired unexercised.

Cumulative Preferred Stock Dividends

Cumulative preferred stock dividends were $1.1 million for the three months ended March 31, 2014. Upon conversion of all outstanding convertible preferred stock in connection with our initial public offering during the third quarter of 2014, all cumulative preferred stock dividends were canceled.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $7.0 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.  Our cash used in operating activities was $4.0 million for the three months ended March 31, 2015 compared to $1.1 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt. From inception through March 31, 2015, we have received net proceeds of $110.4 million from the issuance of preferred stock, common stock and convertible notes payable. At March 31, 2015, we had cash and cash equivalents of $44.5 million and investment balances of $1.5 million.

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

In December 2014, we entered into a First Amendment to Loan and Security Agreement (Amended LSA) with Square 1.  The Amended LSA increased the total term loan availability from $2.0 million to $12.0 million, available in four tranches (in thousands):

	Term Loan	Term Loan
Tranche	Available	Borrowed	Borrowed Date
A	$2,000	$2,000	April 2014
B	5,000	5,000	December 2014
C	2,500	—	*
D	2,500	—	*
	$12,000	$7,000

* Our ability to borrow under the remaining tranches of $2.5 million each depends upon meeting certain clinical trial milestones.  The availability end dates of Tranches C and D are September 1, 2015 and March 31, 2016, respectively.

As of March 31, 2015, of our outstanding term loan balance of $7.0 million, $0.9 million will be due within the next twelve months, and is classified as the current portion of long-term debt on our balance sheet.  Interest expense related to the term loans was $116 thousand for the three months ended March 31, 2015.  As of March 31, 2015, we had accrued interest of $39 thousand.  There are no financial covenants associated with these term loans.  As of March 31, 2015, we were in compliance with all non-financial covenants.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $4.0 million for the three months ended March 31, 2015 compared to $1.1 million for the same period a year ago. The increase was driven primarily by an increase in our net loss of $4.8 million, partially offset by net increases in operating liabilities of $1.6 million and an increase in stock-based compensation expense of $0.4 million.  The increase in operating liabilities was primarily driven by increases in our trade accounts payable due to the upward scaling of our operations related to our ongoing clinical trial of ganaxolone in patients with focal onset seizures.

Investing Activities.  Cash used in investing activities represents the purchase of $1.5 million investments during the three months ended March 31, 2015.  There were no investing activities during the three months ended March 31, 2014.

Financing Activities.  Cash provided by and used in financing activities was $0.2 million or less for the three months ended March 31, 2015 and 2014.

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

We believe that our cash, cash equivalents and investments as of March 31, 2015, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

•the results of our preclinical studies and clinical trials;

•the development, formulation and commercialization activities related to ganaxolone;

•the scope, progress, results and costs of researching and developing ganaxolone or any other future product candidates, and conducting preclinical studies and clinical trials;

•the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone or any other future product candidates;

•the cost of commercialization activities if ganaxolone or any other future product candidates are approved for sale, including marketing, sales and distribution costs;

•the cost of manufacturing ganaxolone or any other future product candidates in preclinical studies, clinical trials and, if approved, in commercial sale;

•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•any product liability, infringement or other lawsuits related to our products;

•the expenses needed to attract and retain skilled personnel;

•the costs associated with being a public company;

•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2014, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 12, 2015.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $44.5 million and investment balances of $1.5 million at March 31, 2015, consisting primarily of funds in cash and money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including net losses of $7.0 million for three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $79.3 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

To date, we have no products approved for commercial sale and have not generated any revenue from sales of any of our product candidates, and we do not know when, or if, we will generate revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize ganaxolone or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for ganaxolone, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

•successfully complete development activities, including enrollment of study participants and completion of the necessary clinical trials;

•complete and submit NDAs to the United States Food and Drug Administration (FDA) and obtain regulatory approval for indications for which there is a commercial market;

•complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•make or have made commercial quantities of our products at acceptable cost levels;

•develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves in the markets in which we choose to commercialize on our own;

•find suitable partners to help us market, sell and distribute our approved products in other markets; and

•obtain adequate pricing, coverage and reimbursement from third parties, including government and private payors.

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

We believe that our cash,  cash equivalents and investments as of March 31, 2015, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

•initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for ganaxolone or any other future product candidates;

•clinical development plans we establish for ganaxolone and any other future product candidates;

•obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;

•number and characteristics of product candidates that we discover or in-license and develop;

•outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

•effects of competing technological and market developments;

•costs and timing of the implementation of commercial-scale manufacturing activities; and

•costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

Ganaxolone is a novel compound and its potential benefit as a therapeutic for focal onset seizures, PCDH19 and FXS is unproven. Our ability to generate revenue from ganaxolone, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our successful development and commercialization after regulatory approval, which is subject to many potential risks and may not occur. Ganaxolone may interact with human biological systems in unforeseen, ineffective or harmful ways. If ganaxolone is associated with undesirable side effects or has characteristics that are unexpected, we may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating the target indications for ganaxolone have later been found to cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third-party licensing or collaboration transactions with respect to, or successfully commercialize, ganaxolone, in which case we will not achieve profitability and the value of our stock may decline.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of ganaxolone on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•delay or failure in obtaining institutional review board (IRB) approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•delay or failure in recruiting and enrolling suitable study subjects to participate in a trial;

•delay or failure in study subjects completing a trial or returning for post-treatment follow-up;

•clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same indication;

•failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;

•delay or failure in adding new clinical trial sites;

•ambiguous or negative interim results or results that are inconsistent with earlier results;

•feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or adverse events;

•failure of a product candidate to demonstrate any benefit;

•difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials;

•lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties;

•political developments that affect our ability to develop and obtain approval for ganaxolone, or license rights to develop and obtain approval for ganaxolone, in a foreign country; or

•changes in governmental regulations or administrative actions.

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

Undesirable side effects caused by ganaxolone could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Although ganaxolone has generally been well tolerated by subjects in our earlier-stage clinical trials, in some cases there were side effects, and some of the side effects were severe. Specifically, in our most recently completed clinical trial, where ganaxolone was administered as an adjunctive to standard therapy in adult subjects with focal onset seizures, the most frequent side effects (those reported in greater than 5% of ganaxolone subjects) were dizziness, fatigue and somnolence (or drowsiness). More side effects of the Central Nervous System (CNS) were categorized as severe as compared to side effects of other body systems, though no specific CNS side effect was reported as severe by more than one subject.

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

Additionally, if ganaxolone receives marketing approval, and we or others later identify undesirable side effects caused by ganaxolone, a number of potentially significant negative consequences could result, including:

•we may be forced to suspend marketing of ganaxolone;

•regulatory authorities may withdraw their approvals of ganaxolone;

•regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of ganaxolone;

•we may be required to conduct post-marketing studies;

•we could be sued and held liable for harm caused to subjects or patients; and

•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of ganaxolone, if approved.

Even if ganaxolone receives regulatory approval, we may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for ganaxolone, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of ganaxolone will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of ganaxolone, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy (REMS) or similar strategy, impose significant restrictions on ganaxolone’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for ganaxolone, if it achieves marketing approval, may include restrictions on use.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices (cGMP) and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, ganaxolone or the manufacturing facilities for ganaxolone fail to comply with applicable regulatory requirements, a regulatory authority may:

•issue warning letters or untitled letters;

•mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•seek an injunction or impose civil or criminal penalties or monetary fines;

•suspend or withdraw regulatory approval;

•suspend any ongoing clinical trials;

•refuse to approve pending applications or supplements to applications filed by us;

•suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by, among others, the FDA, the Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

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

We have received orphan drug designation for the treatment of PCDH19 and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications, including behaviors in FXS, as well as certain of our future product candidates. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for ganaxolone or any of our future product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Even if ganaxolone receives regulatory approval, it may not gain market acceptance among physicians, patients, government and private payors, or others in the medical community. Market acceptance of ganaxolone, if we receive approval, depends on a number of factors, including the:

•efficacy and safety of ganaxolone, or ganaxolone administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;

•clinical indications for which ganaxolone is approved;

•acceptance by physicians and patients of ganaxolone as a safe and effective treatment;

•potential and perceived advantages of ganaxolone over alternative treatments;

•safety of ganaxolone seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;

•prevalence and severity of any side effects;

•product labeling or product insert requirements of the FDA or other regulatory authorities;

•timing of market introduction of ganaxolone as well as competitive products;

•cost of treatment in relation to alternative treatments;

•availability of coverage and adequate reimbursement and pricing by government and private payors;

•relative convenience and ease of administration; and

•effectiveness of our sales and marketing efforts.

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

We plan to seek regulatory approval for ganaxolone outside of the United States, and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•differing regulatory requirements in foreign countries;

•the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•economic weakness, including inflation, or political instability in particular foreign economies and markets;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•foreign taxes, including withholding of payroll taxes;

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•difficulties staffing and managing foreign operations;

•workforce uncertainty in countries where labor unrest is more common than in the United States;

•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Even if we are able to commercialize ganaxolone, it may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

Our ability to commercialize ganaxolone successfully will depend, in part, on the extent to which coverage and adequate reimbursement for ganaxolone and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering ganaxolone for those patients. We cannot be sure that coverage and adequate reimbursement will be available for ganaxolone and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, ganaxolone, if we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize ganaxolone even if we obtain marketing approval.

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

Specifically, there are more than 15 approved antiepileptic drugs (AEDs) available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by UCB, GlaxoSmithKline, Eisai, and Sunovion Pharmaceuticals. Additionally, there are several drugs in development for the treatment of behavioral and mental health conditions associated with FXS, including compounds being developed by Roche, Sunovion Pharmaceuticals, Afraxis, Alcobra and Neuren Pharmaceuticals.

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

We face an inherent risk of product liability exposure related to the testing of ganaxolone by us or our investigators in human clinical trials and will face an even greater risk if ganaxolone receives regulatory approval and we commercially sell ganaxolone after obtaining such regulatory approval. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling ganaxolone. If we cannot successfully defend ourselves against claims that ganaxolone caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

•decreased demand for ganaxolone;

•termination of clinical trial sites or entire trial programs;

•injury to our reputation and significant negative media attention;

•withdrawal of clinical trial subjects;

•significant costs to defend the related litigation;

•substantial monetary awards to clinical trial subjects or patients;

•loss of revenue;

•diversion of management and scientific resources from our business operations;

•the inability to commercialize ganaxolone; and

•increased scrutiny and potential investigation by, among others, the FDA, the DOJ, the Office of Inspector General of the HHS, state attorneys general, members of Congress and the public.

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

We rely on third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices (GLP) and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations and Good Clinical Practices (GCP) which are international requirements meant to protect the rights and health of subjects that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for ganaxolone and any future product candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

We do not own or operate facilities for the manufacture of ganaxolone. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on contract manufacturing organizations (CMOs) for the chemical manufacture of active pharmaceutical ingredients for ganaxolone and another CMO for the production of the ganaxolone nanoparticulate formulation into capsules. To meet our projected needs for preclinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for ganaxolone. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms, in a timely manner or at all, we may not be able to complete development of ganaxolone, or market or distribute ganaxolone.

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

Our preclinical studies and clinical trials to evaluate ganaxolone in FXS patients have been conducted with the MIND Institute at the University of California, Davis which receives funding from the United States Department of Defense (DoD) for such studies and trials. In addition, our preclinical studies and clinical trials to evaluate ganaxolone in patients suffering from posttraumatic stress disorder (PTSD) have been primarily conducted by the United States Department of Veterans Affairs, which also receives funding from the DoD. Programs funded by the United States government and its agencies, including the DoD, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•terminate agreements, in whole or in part, for any reason or no reason;

•reduce or modify the government’s obligations under such agreements without the consent of the other party;

•claim rights, including intellectual property rights, in products and data developed under such agreements;

•audit contract-related costs and fees, including allocated indirect costs;

•suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•impose United States manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;

•suspend or debar the contractor from doing future business with the government; and

•control and potentially prohibit the export of products.

We may not have the right to prohibit the United States government from using or allowing others to use certain technologies developed by us, and we may not be able to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the United States government. The United States government generally obtains the right to royalty-free use of technologies that are developed under United States government contracts.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•specialized accounting systems unique to government contracts;

•mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;

•public disclosures of certain contract information, which may enable competitors to gain insights into our research program; and

•mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010  (Affordable Care Act) a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100.0% of AMP. The Affordable Care Act and subsequent legislation also changed the definition of AMP. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Although it is too early to determine the effect of the Affordable Care Act, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

The Foreign Corrupt Practices Act (FCPA) prohibits any United States individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or Children’s Health Insurance Program, to report annually to HHS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell ganaxolone, and to use our related proprietary technologies. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to ganaxolone, including interference or derivation proceedings before the United States Patent and Trademark Office (USPTO). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing ganaxolone. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing ganaxolone. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing ganaxolone or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

In September 2004, we entered into a license agreement with Purdue Neuroscience Company (Purdue) which was most recently amended and restated in May 2008, granting us exclusive rights to certain know-how and technology relating thereto, excluding the field of treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage, or described in terms of such damage. If we materially breach or fail to perform any provision under this license agreement (including failure to make payments to Purdue when due for royalties and other sub-license revenue, failure to cure a breach for failure to use commercially reasonable efforts to develop and commercialize at least one licensed product, and commencement of bankruptcy or insolvency proceedings against us) Purdue has the right to terminate our license, and upon the effective date of such termination, we must cease all activities licensed all rights, data, information, know-how, and material licensed or transferred to us under this license agreement will revert to Purdue and all rights, data, information, know-how, material, records and registrations developed or made by us that relate in whole or in part to the activities contemplated by our amended and restated license agreement with Purdue will be transferred to Purdue. To the extent such a breach relates to ganaxolone, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice our patent rights and could have a material adverse effect on our commercialization efforts for ganaxolone.

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

In September 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate patent rights, which could adversely affect our competitive position.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•others may be able to make compounds or ganaxolone formulations that are similar to our ganaxolone formulations but that are not covered by the claims of the patents that we own or control;

•we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;

•we might not have been the first to file patent applications covering certain of our inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•it is possible that our pending patent applications will not lead to issued patents;

•issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•we may not develop additional proprietary technologies that are patentable; and

•the patents of others may have an adverse effect on our business.

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

As of March 31, 2015, we had nine full-time and one part-time employee. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

•managing our clinical trials effectively;

•identifying, recruiting, maintaining, motivating and integrating additional employees;

•managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•improving our managerial, development, operational and finance systems; and

•expanding our facilities.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees (Code of Conduct) but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•the success of competitive products or technologies;

•regulatory actions with respect to our products or our competitors’ products;

•actual or anticipated changes in our growth rate relative to our competitors;

•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•results of clinical trials of ganaxolone or product candidates of our competitors;

•regulatory or legal developments in the United States and other countries;

•developments or disputes concerning patent applications, issued patents or other proprietary rights;

•the recruitment or departure of key personnel;

•the level of expenses related to our clinical development programs;

•the results of our efforts to in-license or acquire additional product candidates or products;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•variations in our financial results or those of companies that are perceived to be similar to us;

•fluctuations in the valuation of companies perceived by investors to be comparable to us;

•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•announcement or expectation of additional financing efforts;

•sales of our common stock by us, our insiders or our other stockholders;

•changes in the structure of healthcare payment systems;

•market conditions in the pharmaceutical and biotechnology sectors;

•general economic, industry and market conditions; and

•other events or factors, many of which are beyond our control.

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 82% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

•delaying, deferring or preventing a change in control of our company;

•impeding a merger, consolidation, takeover or other business combination involving our company; or

•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31.  If we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 31, 2015 we had outstanding a total of 14,199,166 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. There were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended as of March 31, 2015. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan was 560,310 as of March 31, 2015. Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

•permit our board of directors to issue up to 25,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate;

•provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•establish a classified board of directors such that only one of three classes of directors is elected each year;

•provide that directors can only be removed for cause;

•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;

•not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and

•provide that special meetings of our stockholders may be called only by the chairperson of the board of directors, the chief executive officer or the board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

As a result of the initial public offering, we received net proceeds of approximately $41.2 million during the third quarter of 2014 from the sale of 5,758,000 shares of common stock, after deducting underwriting discounts, commissions and estimated offering expenses borne by us.  Other than pursuant to standard compensation arrangements, none of such payments were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock, or (iii) our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on August 1, 2014.  As of March 31, 2015, we have used approximately $5.4 million of the funds received from our initial public offering (IPO) in support of our clinical trials and payments to research and development consultants, including compensation of certain employees and officers, and approximately $4.2 million for general corporate purposes, including compensation of certain employees, officers, and directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 2.02 of Form 8-K Disclosure

The Company issued a press release on May 11, 2015 announcing its financial results for the first quarter ended March 31, 2015. A copy of the press release is being furnished to the Securities and Exchange Commission as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated by reference to this Item 5.

The information furnished pursuant to this Item 5 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any of the Company’s filings with the Securities and Exchange Commission under the Exchange Act or the Securities Act of 1933, whether made before or after the date hereof, regardless of any general incorporation language in such a filing, except as expressly set forth by specific reference in such a filing. Except as required by law, we undertake no duty or obligation to publicly update or revise the information so furnished.

Item 5.02 of Form 8-K Disclosure

On May 8, 2015, Gail Farfel, Ph.D., the Company’s Chief Development and Regulatory Officer, resigned from the Company effective June 30, 2015.  As previously reported on January 7, 2015, the Company hired Albena Patroneva, MD as Chief Medical Officer.  Dr. Patroneva will assume all responsibilities formerly held by Dr. Farfel.  Dr. Farfel will remain available to assist the Company with transitional matters for a mutually agreed period of time.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

99.1	Press release, dated May 11, 2015, of Marinus Pharmaceuticals, Inc. (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	May 14, 2015
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 14, 2015
Edward F. Smith

EXHIBITS INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

99.1	Press release, dated May 11, 2015, of Marinus Pharmaceuticals, Inc. (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document