Form 10-Q
period 2015-06-30
MARINUS PHARMACEUTICALS INC
filed 2015-08-04
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 3, 2015 was: 14,295,302.

MARINUS PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$38,933	$49,720
Short-term investments	995	—
Prepaid expenses and other current assets	207	428
Total current assets	40,135	50,148
Property and equipment, net of accumulated depreciation of $362 and $356	39	44
Investments	496	—
Other assets	370	21
Total assets	$41,040	$50,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,750	$—
Accounts payable	1,097	536
Accrued expenses	3,000	1,503
Total current liabilities	5,847	2,039
Notes payable	5,250	7,000
Other long-term liabilities	59	20
Total liabilities	11,156	9,059
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 14,261,897 issued and 14,232,666 outstanding at June 30, 2015 and 14,036,985 issued and 14,007,754 outstanding at December 31, 2014	14	14
Additional paid-in capital	114,481	113,476
Treasury stock at cost, 29,231 shares at June 30, 2015 and December 31, 2014	—	—
Accumulated deficit	(84,611)	(72,336)
Total stockholders’ equity	29,884	41,154
Total liabilities and stockholders’ equity	$41,040	$50,213

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Expenses:
Research and development	$3,915	$2,805	9,384	4,954
General and administrative	1,255	458	2,696	974
Loss from operations	(5,170)	(3,263)	(12,080)	(5,928)
Change in fair value of warrant liability	—	(31)	—	397
Interest income	15	1	28	5
Interest expense	(117)	(29)	(232)	(32)
Other income (expense)	(1)	—	9	—
Net loss	(5,273)	(3,322)	(12,275)	(5,558)
Cumulative preferred stock dividends	—	(1,103)	—	(2,173)
Net loss applicable to common stockholders	$(5,273)	$(4,425)	$(12,275)	$(7,731)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.37)	$(7.98)	$(0.87)	$(15.14)
Basic and diluted weighted average shares outstanding	14,223,739	554,126	14,146,431	510,559

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(12,275)	$(5,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	5
Stock-based compensation expense	771	47
Change in fair value of warrant liability	—	(397)
Amortization of debt issuance costs	4	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	219	854
Accounts payable and accrued expenses	2,097	1,535
Net cash used in operating activities	(9,178)	(3,514)
Cash flows from investing activities
Purchases of investments	(1,740)	—
Maturities of short-term investments	249	—
Deposit on equipment	(352)	—
Net cash used in investing activities	(1,843)	—
Cash flows from financing activities
Proceeds from exercise of stock options	234	28
Financing costs	—	(135)
Proceeds from notes payable	—	2,000
Net cash provided by financing activities	234	1,893
Net decrease in cash and cash equivalents	(10,787)	(1,621)
Cash and cash equivalents—beginning of period	49,720	10,037
Cash and cash equivalents—end of period	$38,933	$8,416
Supplemental disclosure of cash flow information
Cash paid for interest	$230	$20
Issuance of Series C Preferred Stock	$—	$500

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

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of June 30, 2015 was $84.6 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of our initial public offering during the third quarter of 2014, we issued a total of 5,758,000 shares of common stock and received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $41.2 million.  Our cash, cash equivalents and investment balances as of June 30, 2015 are adequate to fund our operations into the second half of 2016.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets
Money market funds (cash equivalents)	$38,048	$—	$—	$38,048
Short-term investments	995	—	—	995
Investments	496	—	—	496
Total assets	$39,539	$—	$—	$39,539
December 31, 2014
Assets
Money market funds (cash equivalents)	$48,960	$—	$—	$48,960
Short-term investments	—	—	—	—
Investments	—	—	—	—
Total assets	$48,960	$—	$—	$48,960

4. Accrued Expenses

At June 30, 2015 and December 31, 2014 accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Payroll and related costs	420	419
Clinical trials and drug development	2,178	777
Professional fees	196	186
Other	206	121
Total accrued expenses	$3,000	$1,503

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

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

As of June 30, 2015, of our outstanding term loan balance of $7.0 million, $1.8 million will be due within the next twelve months, and is classified as the current portion of long-term debt on our balance sheet.  Interest expense related to the term loans was $117 thousand and $232 thousand for the three and six months ended June 30, 2015, respectively.  As of June 30, 2015, we had accrued interest of $38 thousand.  There are no financial covenants associated with these term loans.  As of June 30, 2015, we were in compliance with all non-financial covenants.

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

The following potentially dilutive securities outstanding as of June 30, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30,
	2015	2014
Convertible preferred stock	—	7,661,868
Warrants	—	470,026
Stock options	1,410,712	1,066,173
	1,410,712	9,198,067

7. Investments

As of June 30, 2015, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  Certificates of deposit with remaining maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

investments on our balance sheet.  All investments are classified as held-to-maturity and are recorded at amortized cost.  Fair value of our investments approximates the carrying value on our balance sheet.

8. Stock Option and Incentive Plans

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of June 30, 2015, 730,573 options to purchase common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  As of June 30, 2015, 680,139 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 580,171 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

There were 1,410,712 stock options outstanding as of June 30, 2015 at a weighted-average exercise price of $4.88 per share.  During the six-month period ended June 30, 2015, 10,000 options were granted to employees, 224,912 options were exercised at a weighted-average exercise price of $1.04, and 44,950 options were forfeited at a weighted-average stock price of $6.13.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$131	$2	$257	$3
General and administrative	257	22	514	44
Total stock-based compensation expense	$388	$24	$771	$47

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative neuropsychiatric therapeutics. Our clinical stage product candidate, ganaxolone, is a small molecule that is a synthetic analog of allopregnanolone, an endogenous neurosteroid produced in the central nervous system and known for its anticonvulsive and antianxiety activity. By targeting the same spectrum of GABAA receptors as endogenous allopregnanolone, ganaxolone delivers its therapeutic benefit through a natural mechanism that we believe may offer safety and efficacy advantages compared to other marketed antiepileptic medications. Ganaxolone was rationally designed to unlock the potential of GABAA receptor modulation through chronic neurosteroid therapy. We have a dual strategy of 1) evaluating ganaxolone for treating seizure disorders, and 2) treating targeted orphan diseases for which there are no approved therapies and for which the development timelines may be abbreviated, where there is a strong mechanistic rationale for ganaxolone to offer therapeutic benefit to patients with very high unmet needs.  Our orally administered solid and liquid suspension dose forms are being evaluated in our ongoing clinical trials and we are making preparations to ready our intravenous, or IV, dose form for clinical use.

Our lead indication for ganaxolone is as an adjunctive, or add-on, therapy for the treatment of partial, also known as focal, onset seizures in adults with epilepsy. We have completed a Phase 2 clinical trial in 147 patients with focal onset seizures demonstrating that patients who added ganaxolone to their medication regimen experienced a statistically significant reduction in seizures as compared to patients who added placebo. We are currently enrolling patients in a multinational, randomized, placebo-controlled, Phase 3 clinical trial to evaluate ganaxolone as adjunctive treatment of partial-onset seizures in adult subjects. We believe ganaxolone also has potential in a broad range of neuropsychiatric disorders, including orphan indications. We have generated proof-of-concept data for ganaxolone in the treatment of refractory pediatric seizures and as monotherapy for adult refractory focal onset seizures. We currently have a Phase 2 proof-of-concept clinical study on-going with ganaxolone for the treatment of PCDH19 female pediatric epilepsy (PCDH19) and a Phase 2 proof-of-concept investigator-sponsored clinical trial evaluating ganaxolone as a treatment for behaviors in Fragile X Syndrome (FXS).  We have received orphan designation from the United States Food and Drug Administration (FDA) for PCDH 19 female epilepsy (PCDH19) and believe FXS to be an orphan disorder.  Both PCDH19 and FXS have been related to mutations affecting GABA signaling at GABAA receptors.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. From inception through June 30, 2015, we have received net proceeds of $110.4 million from the issuance of preferred stock, common stock and convertible notes payable. At June 30, 2015, we had cash, cash equivalents and investment balances of of $40.4 million.  We have no products currently available for sale and substantially all of our revenue to date has been derived from research grants. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $12.3 million for the six months ended June 30, 2015.  Our accumulated deficit as of June 30, 2015 was $84.6 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

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

•complete preclinical and manufacturing activities directed at bringing an intraveneous form of ganaxolone into the clinic;

•continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

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

We believe that our cash, cash equivalents and investments as of June 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

Change in Fair Value of Warrant Liability

Our previously outstanding warrants to purchase preferred stock were classified as warrant liability and recorded at fair value. This warrant liability was subject to re-measurement at each balance sheet date and we recognized any change in fair value in our statements of operations as a change in fair value of the derivative liability.  These warrants expired upon our initial public offering and, as a result, the fair value of the warrants was reduced to zero during the third quarter of 2014.

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

Results of Operations

Research and Development Expenses

Research and development expenses increased to $3.9  million and $9.4 million for the three and six months ended June 30, 2015, respectively, as compared to $2.8 million and $5.0 million for the same periods in the prior year. The increases resulted primarily from an increase in clinical costs related to our ongoing clinical trial of ganaxolone in patients with focal onset seizures, as well as hiring additional clinical resources including our Chief Medical Officer.  Substantially all research and development expenses relate to our ongoing clinical trial of ganaxolone in patients with focal onset seizures.

General and Administrative Expenses

General and administrative expenses increased to $1.3 million and $2.7 million for the three and six months ended June 30, 2015, respectively, as compared to $0.5 million and $1.0 million for the same periods in the prior year.  The increases in general and administrative expenses were primarily due to the hiring of new management and the upward scaling of our operations in connection with both our public company status as of July 31, 2014 and our ongoing clinical trial of ganaxolone in patients with focal onset seizures.

Change in Fair Value of Warrant Liability

We recorded changes in the fair value of our warrant liability which resulted in a loss of $31,000 and a gain of $0.4 million for the three and six months ended June 30, 2014, respectively. We reduced the value of the liability to zero in connection with the closing of our initial public offering in the third quarter of 2014 as the warrants expired unexercised.

Cumulative Preferred Stock Dividends

Cumulative preferred stock dividends were $1.1 million and $2.2 million for the three  and six months ended June 30, 2014, respectively. Upon conversion of all outstanding convertible preferred stock in connection with our initial public offering during the third quarter of 2014, all cumulative preferred stock dividends were canceled.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $5.3 million and $12.3 million for the three and six months ended June 30, 2015, respectively.  Our cash used in operating activities was $9.2 million for the six months ended June 30, 2015 compared to $3.5 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt. From inception through June 30, 2015, we have received net proceeds of $110.4 million from the issuance of preferred stock, common stock and convertible notes payable. At June 30, 2015, we had cash, cash equivalents and investment balances of $40.4 million.

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

As of June 30, 2015, of our outstanding term loan balance of $7.0 million, $1.8 million will be due within the next twelve months, and is classified as the current portion of long-term debt on our balance sheet.  Interest expense related to the term loans was $117 thousand and $232 thousand for the three and six months ended June 30, 2015, respectively.  As of June 30, 2015, we had accrued interest of $38 thousand.  There are no financial covenants associated with these term loans.  As of June 30, 2015, we were in compliance with all non-financial covenants.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $9.2 million for the six months ended June 30, 2015 compared to $3.5 million for the same period a year ago. The increase was driven primarily by an increase in our net loss of $6.7 million, partially offset by an increase in stock-based compensation expense of $0.7 million.  Additionally, we had a net decrease in the change in operating assets of $0.6 million and a net increase in the change in operating liabilities of $0.6 million.  The decrease in the change in operating assets was primarily due to deferred financing costs in 2014 related to our initial public offering.  The increase in operating liabilities was primarily driven by increases in our trade accounts payable due to the upward scaling of our operations related to our ongoing clinical trial of ganaxolone in patients with focal onset seizures  The increase in net loss was primarily driven by increases in our operating expenses due to the upward scaling of our operations related to our ongoing clinical trial of ganaxolone in patients with focal onset seizures.

Investing Activities.  Cash used in investing activities represents the purchase of $1.7 million investments and $0.4 million in deposits on clinical research equipment during the six months ended June 30, 2015, partially offset by maturities of short-term investments of $0.2 million.  There were no investing activities during the six months ended June 30, 2014.

Financing Activities.  Cash provided by financing activities was $0.2 million for the six months ended June 30, 2015 due to proceeds received from the exercise of outstanding stock options.  Cash provided by financing activities for the six months ended June 30, 2014 of $1.9 million was primarily due to $2.0 million received in connection with our credit facility.

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

We believe that our cash, cash equivalents and investments as of June 30, 2015, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2014, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 12, 2015.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $40.4 million at June 30, 2015, consisting primarily of funds in cash and money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act) as of June 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including net losses of $5.3 million and $12.3 million for the three  and six months ended June 30, 2015, respectively. As of June 30, 2015, we had an accumulated deficit of $84.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash,  cash equivalents and investments as of June 30, 2015, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

We are highly dependent upon Christopher M. Cashman, our Chief Executive Officer, Edward F. Smith, our Chief Financial Officer, and Albena I. Patroneva, M.D., our Chief Medical Officer. The employment agreements we have with the persons named above do not prevent such persons from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2015, we had eight full-time and one part-time employee. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2015 we had outstanding a total of 14,232,666 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. There were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended as of June 30, 2015. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan was 580,171 as of June 30, 2015. Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Initial Public Offering Proceeds

Our initial public offering of common stock was effected pursuant to a registration statement on Form S-1 (File No 333-195895) that was declared effective by the SEC on July 31, 2014, pursuant to which we registered the offering and sale of 6,468,750 shares of common stock, $0.001 par value per share (including 843,750 shares available to the underwriters’ for exercise of an option to purchase additional shares, of which 133,000 shares were exercised in September 2014) at a public offering price of $8.00 per share for an aggregate public offering price of $46.1 million.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on August 1, 2014.  As of June 30, 2015, we have used approximately $10.0 million of the funds received from our initial public offering (IPO) in support of our clinical trials and payments to research and development consultants, including compensation of certain employees and officers, and approximately $5.1 million for general corporate purposes, including compensation of certain employees, officers, and directors.

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

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	August 4, 2015
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 4, 2015
Edward F. Smith

EXHIBITS INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document