Form 10-Q
period 2015-09-30
MARINUS PHARMACEUTICALS INC
filed 2015-10-29
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 29, 2015 was: 14,334,852.

MARINUS PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$28,027	$49,720
Short-term investments	4,974	—
Prepaid expenses and other current assets	1,859	428
Total current assets	34,860	50,148
Property and equipment, net of accumulated depreciation of $364 and $356	36	44
Investments	1,489	—
Other assets	368	21
Total assets	$36,753	$50,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,127	$—
Accounts payable	2,300	536
Accrued expenses	1,236	1,503
Total current liabilities	6,663	2,039
Notes payable	4,375	7,000
Other long-term liabilities	57	20
Total liabilities	11,095	9,059
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 14,364,083 issued and 14,334,852 outstanding at September 30, 2015 and 14,036,985 issued and 14,007,754 outstanding at December 31, 2014	14	14
Additional paid-in capital	115,217	113,476
Treasury stock at cost, 29,231 shares at September 30, 2015 and December 31, 2014	—	—
Accumulated deficit	(89,573)	(72,336)
Total stockholders’ equity	25,658	41,154
Total liabilities and stockholders’ equity	$36,753	$50,213

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Expenses:
Research and development	$3,472	$1,569	$12,856	$6,538
General and administrative	1,378	868	4,074	1,827
Loss from operations	(4,850)	(2,437)	(16,930)	(8,365)
Change in fair value of warrant liability	—	794	—	1,192
Interest income	15	4	44	6
Interest expense	(121)	(29)	(353)	(59)
Other income (expense)	(7)	—	2	—
Net loss	(4,963)	(1,668)	(17,237)	(7,226)
Cumulative preferred stock dividends	—	(372)	—	(2,545)
Net loss applicable to common stockholders	$(4,963)	$(2,040)	$(17,237)	$(9,771)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.35)	$(0.22)	$(1.21)	$(2.79)
Basic and diluted weighted average shares outstanding	14,289,939	9,449,355	14,194,793	3,499,808

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(17,237)	$(7,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	7
Stock-based compensation expense	1,368	263
Change in fair value of warrant liability	—	(1,192)
Amortization of debt issuance costs	5	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,260)	1,332
Accounts payable and accrued expenses	2,036	192
Net cash used in operating activities	(15,080)	(6,621)
Cash flows from investing activities
Purchases of investments	(6,961)	—
Maturities of short-term investments	498	—
Deposit on equipment	(352)	—
Net cash used in investing activities	(6,815)	—
Cash flows from financing activities
Proceeds from exercise of stock options	373	28
Repayment of notes payable	(82)	—
Proceeds from initial public offering, net of offering costs	—	41,672
Proceeds from notes payable, net of issuance costs	—	1,989
Payment of deferred offering costs	(89)	—
Net cash provided by financing activities	202	43,689
Net (decrease)/increase in cash and cash equivalents	(21,693)	37,068
Cash and cash equivalents—beginning of period	49,720	10,037
Cash and cash equivalents—end of period	$28,027	$47,105
Supplemental disclosure of cash flow information
Conversion of preferred stock to common stock	$—	$70,340
Cash paid for interest	$348	$46
Financing arrangement with third-party vendor	$584	$—
Issuance of Series C Preferred Stock	$—	$500
Accrued initial public offering costs	$—	$469

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Liquidity

We are a biopharmaceutical company dedicated to the development of innovative neuropsychiatric therapeutics. Our clinical stage product candidate, ganaxolone, is a synthetic small molecule that is an analog of allopregnanolone, a naturally occurring neurosteriod in the human body.  Allopregnanolone modulates the activity of gammaaminobutyric acid (GABA) at GABAA type receptors in the brain, which have been identified as playing an important role in certain seizure, psychiatric and developmental disorders.  Our primary focus to date has been directed towards developing business strategies, raising capital, conducting research and development activities, and conducting preclinical testing and human clinical trials of our product candidates.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of September 30, 2015 was $89.6 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of our initial public offering during the third quarter of 2014, we issued a total of 5,758,000 shares of common stock and received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $41.2 million.  Our cash, cash equivalents and investment balances as of September 30, 2015 are adequate to fund our operations into the fourth quarter of 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP). In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 and accompanying notes thereto included in our annual report on Form 10-K filed with the SEC on March 12, 2015.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

Investments

Investments purchased with a maturity of more than three months and less than twelve months are classified as short-term investments.  Investments purchased with a remaining maturity greater than twelve months are classified as long-term investments.  We plan to hold these investments to maturity and have classified these investments as such as defined by GAAP.

Prepaid expenses and other current assets

Prepaid expenses and other current assets generally represent payments made for goods or services to be received within one year, and are expensed as the related benefit is received.  As of September 30, 2015, this balance included a prepayment of $1.0 million for clinical manufacturing supplies to be used in connection with our clinical trials.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets
Money market funds (cash equivalents)	$27,127	$—	$—	$27,127
Certificates of deposit	6,463	—	—	6,463
December 31, 2014
Assets
Money market funds (cash equivalents)	$48,960	$—	$—	$48,960

4. Accrued Expenses

At September 30, 2015 and December 31, 2014 accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Payroll and related costs	599	419
Clinical trials and drug development	326	777
Professional fees	187	186
Other	124	121
Total accrued expenses	$1,236	$1,503

5. Notes Payable

In April 2014, we borrowed $2.0 million pursuant to a Loan and Security Agreement (LSA) we entered into with a financial institution. Pursuant to the terms of the LSA, we made monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until the LSA was amended in December 2014.

In December 2014, we entered into a First Amendment to Loan and Security Agreement, and in February 2015 and October 2015 we entered into a Second and Third Amendment to Loan and Security Agreement (collectively, “the Amended LSA”) with the same financial institution.  The Amended LSA increased the total term loan availability from $2.0 million to $12.0 million, available in four tranches (in thousands):

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

	Term Loan	Term Loan
Tranche	Available	Borrowed	Borrowed Date
A	$2,000	$2,000	April 2014
B	5,000	5,000	December 2014
C	2,500	—	*
D	2,500	—	*
	$12,000	$7,000

*Our ability to borrow under the remaining tranches of $2.5 million each is conditioned upon meeting certain clinical trial milestones, which must be met by March 31, 2016 and December 31, 2015 for Tranches C and D, respectively.  The availability end date for Tranches C and D is March 31, 2016.

In connection with the Amended LSA, we borrowed $5.0 million available to us under Tranche B in December 2014.  Pursuant to the terms of the Amended LSA, we are required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until March 2016.  Commencing in April 2016 and continuing through March 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.  If we achieve certain clinical trial milestones by March 3, 2016, both the interest-only period and principal maturity date will be extended by three months.

As of September 30, 2015, of our outstanding term loan balance of $7.0 million, $2.6 million will be due within the next twelve months, and is classified as the current portion of long-term debt on our balance sheet.  Interest expense related to the term loans was $116 thousand and $346 thousand for the three and nine months ended September 30, 2015, respectively.  As of September 30, 2015, we had accrued interest of $38 thousand.  There are no financial covenants associated with these term loans.  As of September 30, 2015, we were in compliance with all non-financial covenants.

Vendor Debt

In August 2015, the Company entered into a short-term loan agreement with a third-party vendor to finance insurance premiums.  The aggregate amount financed under this agreement was $584 thousand.  As of September 30, 2015, there was a balance of $502 thousand, which will be repaid in monthly installments through September 2016.

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

Our outstanding stock options, which were 1,757,326 and 1,108,173 as of September 30, 2015 and 2014, respectively, have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.  As of September 30, 2015 and 2014, we had no other potentially dilutive securities.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

7. Investments

As of September 30, 2015, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  Certificates of deposit with remaining maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term investments on our balance sheet.  All investments are classified as held-to-maturity and are recorded at amortized cost.  Fair value of our investments approximates the carrying value on our balance sheet.

8. Stock Option and Incentive Plans

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of September 30, 2015, 634,387 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  As of September 30, 2015, 1,122,939 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 131,371 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

There were 1,757,326 stock options outstanding as of September 30, 2015 at a weighted-average exercise price of $7.49 per share.  During the nine-month period ended September 30, 2015, 458,800 options were granted to employees, directors and consultants at a weighted-average exercise price of $14.18, 327,098 options were exercised at a weighted-average exercise price of $1.14,  and 44,950 options were forfeited at a weighted-average exercise price of $6.13.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$179	$35	$436	$39
General and administrative	418	181	932	224
Total stock-based compensation expense	$597	$216	$1,368	$263

9. Commitments

In June 2015, we entered into a contract with a third party for up to $3.8 million in clinical manufacturing supplies to support our ongoing clinical trials for ganaxolone.  Delivery is expected to begin in December 2015 and continue into 2016.  In July 2015, we paid $1.0 million of this commitment, which is recorded in prepaid expenses and other current assets as of September 30, 2015. The balance is due in 2016..

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative neuropsychiatric therapeutics. Our clinical stage product candidate, ganaxolone, is a CNS-selective GABAA modulator that is a small molecule synthetic analog of allopregnanolone, an endogenous neurosteroid produced in the central nervous system and known for its anticonvulsive and antianxiety activity. By targeting the same spectrum of GABAA receptors as endogenous allopregnanolone, ganaxolone delivers its therapeutic benefit through a natural mechanism that we believe may offer safety and efficacy advantages compared to other marketed antiepileptic medications. Ganaxolone was rationally designed to deliver neuro-specific GABAA receptor activation without off-target hormonal side-effects associated with allopregnanolone. Our strategy is to bring convenient ganaxolone dose forms to target underserved patient populations in both the acute and chronic care settings where ganaxolone has the potential to provide valuable differentiated therapeutic benefit to patients suffering from seizures and other neuropsychiatric disorders. Our orally administered solid and liquid suspension dose forms are being evaluated in our ongoing clinical trials and our intravenous, or IV, dose form is ready for clinical use.

Our most advanced indication for ganaxolone is as an adjunctive, or add-on, therapy for the treatment of focal, (also known as partial), onset seizures in adults with epilepsy. We have completed a Phase 2 clinical trial in 147 patients with focal onset seizures demonstrating that patients who added ganaxolone to their medication regimen experienced a statistically significant reduction in seizures as compared to patients who added placebo. We are currently enrolling patients in a multinational, randomized, placebo-controlled, Phase 3 clinical trial to evaluate ganaxolone as adjunctive treatment of focal-onset seizures in adults. We believe ganaxolone also has potential in a broad range of neuropsychiatric disorders. We currently have an exploratory Phase 2 proof-of-concept clinical study on-going with ganaxolone for the treatment of pediatric PCDH19 female epilepsy (PCDH19) and an exploratory Phase 2 proof-of-concept investigator-sponsored clinical trial evaluating ganaxolone as a treatment for behaviors in Fragile X Syndrome (FXS).  We have received orphan designation from the United States Food and Drug Administration (FDA) for the treatment of PCDH19 with ganaxolone and, while we have not yet applied for orphan status, we believe FXS to be an orphan disorder for which ganaxolone may be eligible for orphan status.  Both PCDH19 and FXS have been related to mutations affecting GABA signaling at GABAA receptors.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. From inception through September 30, 2015, we have received net proceeds of $110.4 million from the issuance of preferred stock, common stock and convertible notes payable. At September 30, 2015, we had cash, cash equivalents and investment balances of $34.5 million.  We have no products currently available for sale and substantially all of our revenue to date has been derived from research grants. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $17.2 million for the nine months ended September 30, 2015.  Our accumulated deficit as of September 30, 2015 was $89.6 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•increase the targeted enrollment and add enrollment sites and geographies for our ongoing Phase 3 clinical trial for adjunctive treatment of ganaxolone in adult patients with refractory focal onset epileptic seizures;

•conduct clinical proof-of-concept clinical trials in targeted rare disease indications, including PCDH19, FXS and indications to be targeted using our intraveneous dose form;

•complete regulatory and manufacturing activities and commence clinical trials for the intraveneous form of ganaxolone;

•continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•conduct other preclinical and clinical studies to support the filing of a New Drug Application (NDA) with the FDA;

•maintain, expand and protect our global intellectual property portfolio;

•hire additional clinical, manufacturing, and scientific personnel; and

•add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

In addition, we have incurred and will continue to incur significant expenses as a result of becoming a public company, which subjects us to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and the rules and regulations of The NASDAQ Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting with respect to our fiscal year ending December 31, 2015. We are performing system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404.

We believe that our cash, cash equivalents and investments as of September 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

We will incur substantial costs beyond our present and planned clinical trials in order to file an NDA and Supplemental New Drug Applications (sNDAs) for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further studies and trials will depend in large part on the outcome of preceding studies and trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical trials and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

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

Cumulative Preferred Stock Dividends

Cumulative preferred stock dividends represented dividends payable upon a liquidation or deemed liquidation in connection with our Series B and C convertible preferred stock.  We are no longer recording preferred stock dividends effective upon the closing of our initial public offering and the resulting conversion of all outstanding shares of preferred stock into common stock, which occurred during the third quarter of 2014.

Results of Operations

Research and Development Expenses

Research and development expenses increased to $3.5 million and $12.9 million for the three and nine months ended September 30, 2015, respectively, as compared to $1.6 million and $6.5 million for the same periods in the prior year. The increases in both periods resulted primarily from an increase in clinical, drug development and consulting costs related to our ongoing clinical trials for ganaxolone, as well as increases in compensation-related costs due to hiring additional clinical resources, including our Chief Medical Officer, who was hired in December 2014.  Most of our research and development expenses relate to our ongoing Phase 3 clinical trial of ganaxolone in adults with refractory focal onset epileptic seizures.

General and Administrative Expenses

General and administrative expenses increased to $1.4 million and $4.1 million for the three and nine months ended September 30, 2015, respectively, as compared to $0.9 million and $1.8 million for the same periods in the prior year.  The increases in general and administrative expenses were primarily due to the hiring of new management and the upward scaling of our operations in connection with both our public company status as of July 31, 2014 and our ongoing Phase 3 clinical trial of ganaxolone in adults with refractory focal onset epileptic seizures.

Change in Fair Value of Warrant Liability

We recorded changes in the fair value of our warrant liability which resulted in a gain of $0.8 million and $1.2 million for the three and nine months ended September 30, 2014, respectively. We reduced the value of the liability to zero in connection with the closing of our initial public offering in the third quarter of 2014 as the warrants expired unexercised.

Cumulative Preferred Stock Dividends

Cumulative preferred stock dividends were $0.4 million and $2.5 million for the three and nine months ended September 30, 2014, respectively. Upon conversion of all outstanding convertible preferred stock in connection with our initial public offering during the third quarter of 2014, all cumulative preferred stock dividends were canceled.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $5.0 million and $17.2 million for the three and nine months ended September 30, 2015, respectively.  Our cash used in operating activities was $15.1 million for the nine months ended September 30, 2015 compared to $6.6 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt. From inception through September 30, 2015, we have received net proceeds of $110.4 million from the issuance of preferred stock, common stock and convertible notes payable. At September 30, 2015, we had cash, cash equivalents and investment balances of $34.5 million.

Credit Facility

In April 2014, we borrowed $2.0 million pursuant to a Loan and Security Agreement (LSA) we entered into with a financial institution.  Pursuant to the terms of the LSA, we made monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until the LSA was amended in December 2014.

In December 2014, we entered into a First Amendment to Loan and Security Agreement, and in February 2015 and October 2015 we entered into a Second and Third Amendment to Loan and Security Agreement (collectively, “the Amended LSA”) with the same financial institution.  The Amended LSA increased the total term loan availability from $2.0 million to $12.0 million, available in four tranches (in thousands):

	Term Loan	Term Loan
Tranche	Available	Borrowed	Borrowed Date
A	$2,000	$2,000	April 2014
B	5,000	5,000	December 2014
C	2,500	—	*
D	2,500	—	*
	$12,000	$7,000

*  Our ability to borrow under the remaining tranches of $2.5 million each is conditioned upon meeting certain clinical trial milestones, which must be met by March 31, 2016 and December 31, 2015 for Tranches C and D, respectively.  The availability end date for Tranches C and D is March 31, 2016.

In connection with the Amended LSA, we borrowed $5.0 million available to us under Tranche B in December 2014.  Pursuant to the terms of the Amended LSA, we are required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until March 2016.

Commencing in April 2016 and continuing through March 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.  If we achieve certain clinical trial milestones by March 3, 2016 both the interest-only period and principal maturity date will be extended by three months.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $15.1 million for the nine months ended September 30, 2015 compared to $6.6 million for the same period a year ago. The increase was driven primarily by an increase in our net loss of $10.0 million, partially offset by an increase in stock-based compensation expense of $1.1 million and reduction in the change in the fair value of our warrant liability of $1.2 million.  Additionally, we had an increase in net use of cash related to the changes in operating assets and liabilities of $0.7 million.  This increase in net use of cash primarily was due to upfront payment obligations related to certain drug manufacturing contracts in 2015 and increases in our trade accounts payable due to increased operating expenses.  The increase in net loss was primarily driven by increases in our operating expenses due to the upward scaling of our operations related to our ongoing clinical trials for ganaxolone.

Investing Activities.  Cash used in investing activities represents the purchase of $7.0 million in investments and $0.4 million in deposits on clinical research equipment during the nine months ended September 30, 2015, partially offset by maturities of short-term investments of $0.5 million.  There were no investing activities during the nine months ended September 30, 2014.

Financing Activities.  Cash provided by financing activities was $0.2 million for the nine months ended September 30, 2015 due to proceeds received from the exercise of outstanding stock options offset by installment payments made to a third-party vendor for financed insurance premiums and payment of deferred offering costs.  Cash provided by financing activities for the nine months ended September 30, 2014 of $43.7 million was primarily due to $41.7 million received in connection with our initial public offering, and $2.0 million received in connection with our credit facility.

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

We believe that our cash, cash equivalents and investments as of September 30, 2015, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2016. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2014, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 12, 2015.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $34.5 million at September 30, 2015, consisting primarily of funds in cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We commenced operations in 2003, and we have only a limited operating history upon which you can evaluate our business and prospects. Our operations to date have been limited to conducting product development activities for ganaxolone and performing research and development with respect to our clinical and preclinical programs. In addition, as a clinical stage biopharmaceutical company, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval to commercialize any of our product candidates. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception, including net losses of $5.0 million and $17.2 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, we had an accumulated deficit of $89.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

We have not generated any revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.

To date, we have no products approved for commercial sale and have not generated any revenue from sales of any of our product candidates, and we do not know when, or if, we will generate revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize ganaxolone or other product candidates that we may develop, in-license or acquire in the future. Even if we obtain regulatory approval for ganaxolone, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

•successfully complete development activities, including enrollment of study participants and completion of the necessary clinical trials;

•complete and submit NDAs to the FDA and obtain regulatory approval for indications for which there is a commercial market;

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

Even if we are able to generate revenue from the sale of ganaxolone or any future commercial products, we may not become profitable and will need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, and we are not successful in obtaining additional funding, then we may be unable to continue our operations at planned levels, or at all, which would likely materially and adversely affect the market price of our common stock.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and commercialization of ganaxolone, pay our debt obligations on a timely basis and otherwise enhance our liquidity.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical and regulatory development of ganaxolone, if approved, and commercialize ganaxolone. We will require additional capital for the further development and potential commercialization of ganaxolone and may also need to raise additional funds sooner should we choose to accelerate development of ganaxolone. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our cash, cash equivalents and investments as of September 30, 2015, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

•costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval; and

•obligations to pay our debts, including principal and interest on our bank loan, on a timely basis and the ability to otherwise pay our expenses and enhance our liquidity position.

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised.  Failure to progress our product development or commercialization of ganaxolone as anticipated or pay our debts on a timely basis will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms, if at all, and the value of the enterprise.

Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include liens or restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to ganaxolone or any other future product candidates in particular countries, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market ganaxolone or any other future product candidates that we would otherwise prefer to develop and market ourselves.

We intend to expend our limited resources to pursue our sole clinical stage product candidate, ganaxolone, and may fail to capitalize on other indications, technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to ganaxolone, which concentrates the risk of product failure in the event ganaxolone proves to be ineffective or inadequate for clinical development or commercialization in this indication. As a result, we may forego or delay pursuit of opportunities for other technologies or product candidates that later could prove to have greater commercial potential. We may be unable to capitalize on viable commercial products or profitable market opportunities as a result of our resource allocation decisions. Our spending on proprietary research and development programs relating to ganaxolone may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for ganaxolone, we may relinquish valuable rights to ganaxolone through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to ganaxolone.

Risks Related to Our Business and Development of Our Product

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is currently undergoing two clinical trials and will require significant capital resources and years of additional clinical development effort.

We do not have any products that have gained regulatory approval. Currently, our only clinical stage product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

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

Ganaxolone is a novel compound and its potential therapeutic benefit is unproven. Our ability to generate revenue from ganaxolone, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our successful development and commercialization after regulatory approval, which is subject to many potential risks and may not occur. Ganaxolone may interact with human biological systems in unforeseen, ineffective or harmful ways. If ganaxolone is associated with undesirable side effects or has characteristics that are unexpected, we may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating the target indications for ganaxolone have later been found to cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third-party licensing or collaboration transactions with respect to, or successfully commercialize, ganaxolone, in which case we will not achieve profitability and the value of our stock may decline.

Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive, can take many years to complete, and is inherently uncertain as to outcome. Failure can occur at any time during the clinical trial process.

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

•feedback from the FDA, IRBs, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•decision by the FDA, an IRB, a comparable foreign regulatory authority, or us, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

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

Study subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the subject population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain subject consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved or product candidates that may be studied in competing clinical trials for the indications we are investigating.  Some of our clinical trials are directed at small patient populations.  Patient enrollment in these studies could be particularly challenging.  In the past, we have experienced delays in enrolling patients in studies directed at small patient populations. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

Even if ganaxolone receives regulatory approval, we may still face regulatory difficulties.

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

In the United States, promoting ganaxolone for unapproved indications can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increasing focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

Failure to obtain regulatory approval in international jurisdictions would prevent ganaxolone from being marketed in these jurisdictions.

In order to market and sell our products in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, many countries outside the United States require that a product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of ganaxolone by regulatory authorities in the European Union or another country or jurisdiction, the commercial prospects of ganaxolone may be significantly diminished and our business prospects could decline.

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

We have received orphan drug designation for treating PCDH19 with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications or any future product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding subjects enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of data relating to completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and cause us to incur significant additional costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of ganaxolone could be delayed.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to ganaxolone, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing ganaxolone. Some of these competitive products and therapies are based on scientific approaches that are the same as, or similar to, our approach, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same gamma-aminobutyric acid, or GABAA, neuroreceptor that we are targeting or that are testing product candidates in the same indications that we are testing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Ganaxolone is presently being developed primarily as a neuropsychiatric therapeutic. There are a variety of marketed therapies available for these patients.

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

We face an inherent risk of product liability exposure related to the testing of ganaxolone by us or our investigators in human clinical trials and will face an even greater risk if ganaxolone receives regulatory approval and we subsequently commercialize it. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling ganaxolone. If we cannot successfully defend ourselves against claims that ganaxolone caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

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

Our preclinical studies and clinical trials to evaluate ganaxolone in FXS patients have been conducted with the MIND Institute at the University of California, Davis which receives funding from the United States Department of Defense (DoD) for such studies and trials. In addition, our preclinical studies and clinical trials to evaluate ganaxolone in patients suffering from posttraumatic stress disorder (PTSD) have been primarily conducted by the United States Department of Veterans Affairs, which also receives funding from the DoD. Programs funded by the United States government and its agencies, including the DoD, include provisions that confer on the government substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our technology and products. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our novel technologies and products that are important to our business.

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain. The steps we or our licensors have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States. Further, the examination process may require us or our licensors to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The rights already granted under any of our currently issued patents or those licensed to us and those that may be granted under future issued patents may not provide us with the protection or competitive advantages we are seeking. If we or our licensors are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected. It is also possible that we or our licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell ganaxolone, and to use our related technologies. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to ganaxolone, including interference or derivation proceedings before the United States Patent and Trademark Office (USPTO). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing ganaxolone. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing ganaxolone. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing ganaxolone or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

As of September 30, 2015, we had nine full-time and one part-time employee. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2015 we had outstanding a total of 14,334,852 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. There were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended as of September 30, 2015. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan was 131,371 as of September 30, 2015. Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on August 1, 2014.  As of September 30, 2015, we have used approximately $14.7 million of the funds received from our initial public offering (IPO) in support of our clinical trials and payments to research and development consultants, including compensation of certain employees and officers, and approximately $6.5 million for general corporate purposes, including compensation of certain employees, officers, and directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 1.01 of Form 8-K disclosure

On October 29, 2015, we entered into a Third Amendment to Loan and Security Agreement (Loan Agreement) with Pacific Western Bank (as successor in interest by merger to Square 1 Bank) (Amendment).  The Amendment revises certain clinical trial milestone deadlines, extends the availability end date for Tranche C, and extends the interest-only and term loan maturity end dates.  The details of these changes are reflected in our disclosures under the heading “Liquidity and Capital Resources” included in Item 2 of this report on Form 10-Q, which we incorporate by reference into this Item 5.

A copy of the Amendment is attached as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.  The description of the Amendment is a summary only and is qualified in its entirety by reference to Exhibit 10.2.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Second Amendment to Loan and Security Agreement dated as of February 2, 2015 between Square 1 Bank and Marinus Pharmaceuticals, Inc. (filed herewith).

10.2

Third Amendment to Loan and Security Agreement dated as of October 29, 2015 between Pacific Western Bank (as successor in interest by merger to Square 1 Bank) and Marinus Pharmaceuticals, Inc. (filed herewith).

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

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	October 29, 2015
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	October 29, 2015
Edward F. Smith

EXHIBITS INDEX

Exhibit Number	Exhibit Description

10.1	Second Amendment to Loan and Security Agreement dated as of February 2, 2015 between Square 1 Bank and Marinus Pharmaceuticals, Inc. (filed herewith).

10.2

Third Amendment to Loan and Security Agreement dated as of October 29, 2015 between Pacific Western Bank (as successor in interest by merger to Square 1 Bank) and Marinus Pharmaceuticals, Inc. (filed herewith).

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