Form 10-K
period 2015-12-31
MARINUS PHARMACEUTICALS INC
filed 2016-03-07
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑36576

Marinus Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑0198082 (I.R.S. Employer Identification No.)

3 Radnor Corporate Center

100 Matsonford Rd, Suite 304

Radnor, PA 19087

(Address of principal executive offices including zip code)

(484) 801-4670

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock, par value $0.001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the Registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates for the last business day of the Registrant’s most recent completed second fiscal quarter: $81,356,124

The number of shares of the issuer’s Common Stock outstanding as of March 7, 2016,  was 19,509,220.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2016 Annual Meeting of the Stockholders to be held April 19, 2016 are incorporated by reference into Part III, Items 10‑14.

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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a CNS‑selective GABAA modulator being developed in three different dose forms (intravenous (“IV”), oral capsule and oral liquid) intended to provide more treatment options to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on the GABAA receptor, a well‑characterized target in the brain known for both anti‑seizure and anti‑anxiety effects through positive allosteric modulation.

Our Pipeline

We are developing ganaxolone for multiple epilepsy and other neuropsychiatric indications, including the following:

Our most advanced indication for ganaxolone is as an adjunctive, or add-on, therapy for the treatment of drug-resistant focal onset seizures in adults with epilepsy. A Phase 3 randomized multinational clinical trial utilizing ganaxolone oral capsules is fully enrolled for this indication with top-line data planned for release in the middle of 2016.

We are developing an IV formulation for use in the hospital setting to treat status epilepticus.  We are making clinical, regulatory and manufacturing preparations to commence a Phase 1 safety study in healthy volunteers in the first half of 2016.

In addition to our core strategy to seek regulatory approval and commercialize our oral dose forms in focal onset seizures and our IV dose form in status epilepticus, we have initiated and fully enrolled two exploratory Phase 2 studies in pediatric orphan indications for which we believe there is a sound mechanistic rationale for therapeutic benefit and the potential for efficient clinical pathways to commercialization.  To that end, we expect to release top-line data from our exploratory studies in both Fragile X Syndrome and PCDH19 pediatric epilepsy, in the first half and middle of 2016, respectively.

Ganaxolone Mechanism of Action

Ganaxolone is a CNS-selective GABAA modulator and a synthetic analog of allopregnanolone. The effects of allopregnanolone have been studied for over two decades, and its role in controlling seizures and improving anxiety, mood and sleep through positive allosteric modulation of GABAA receptors is well documented. Despite these positive characteristics, we believe allopregnanolone is not suitable for chronic use due to potential undesired hormonal side effects. Ganaxolone was designed to have the same GABA modulation effects at the GABAA receptors as allopregnanolone without activation of nuclear (classical) progesterone receptors. Ganaxolone and allopregnanolone differ from other GABA agents by interacting with both the synaptic and extrasynaptic GABAA receptors at a binding site distinct from benzodiazepines and barbiturates. Seizure protection has been shown with ganaxolone in Phase 2 clinical studies, and unlike other GABAA receptor modulators, tolerance to ganaxolone’s anticonvulsant activity has not been demonstrated.

Ganaxolone Oral — Drug-Resistant Focal Onset Seizures:

Epileptic seizures are generally described in two major groups, primary generalized seizures and focal onset seizures. Primary generalized seizures begin with a widespread electrical discharge that involves both sides of the brain at once. Focal onset seizures begin with an electrical discharge in one limited area of the brain. Generally, a person is diagnosed as having epilepsy when they have had at least two seizures that do not have a self‑limiting cause such as a high fever.

We have focused most of our recent clinical development efforts on advancing our outpatient chronic epilepsy indications where oral administration is most convenient. To that end, the most advanced clinical study with ganaxolone is the ongoing multinational Phase 3 study for adjunctive treatment of drug-resistant focal onset seizures. Patients enrolled in the study are being randomized, titrated for up to two weeks and then maintain either placebo or 1,800 mg/day of ganaxolone for twelve weeks. The primary endpoint of this trial is percent change in seizure frequency per month compared to baseline. We are capturing adverse events and other measures of safety as well as responder rate, seizure‑free status and changes in seizure subtypes. Enrollment in this Phase 3 study is complete with approximately 350 patients enrolled in the registration component of the study. We expect top‑line data to be announced by mid‑2016.

We participated in a successful End‑of‑Phase 2 meeting in which the United States Food and Drug Administration (FDA) was in general agreement with our planned path to support registration of ganaxolone for adjunctive treatment of focal onset seizures, which, among other anticipated preclinical and clinical studies, includes a single additional Phase 3 registration study. We and the FDA are also in general agreement on the design, population and primary endpoint for both the ongoing and planned second Phase 3 clinical study. We intend to submit the protocol of the second Phase 3 study to the FDA for a Special Protocol Assessment (SPA).

Market Opportunity

Epileptic seizures require chronic treatment, often over a lifetime. Available antiepileptic drugs (AEDs) are efficacious for many patients, but chronic treatment is complicated by side effects, including cardiovascular risks, liver enzyme induction, kidney stones, behavioral changes, sedation and adverse effects on cognitive function, drug tolerance, and reproductive risk.

Women have the added complication that several currently available AEDs increase the risk to the fetus, including birth defects, lowered IQ and low birth weight. Most of these drugs are labeled by the FDA as a potential risk to the fetus, and three of these drugs (valproate, carbamazepine, phenytoin) have been labeled for use only when justified that the therapeutic need outweighs risk to the fetus based on registry data.

According to Decision Resources, in 2014 approximately five million people were under treatment for epilepsy in the United States, Europe and Japan. Despite the many available AEDs, approximately 30 to 35% of patients do not attain acceptable seizure control either with single drug or multiple drug therapy. Furthermore, medications with significant side effects or dosing regimens that undermine compliance make it difficult for patients to achieve and maintain seizure free status. For these reasons there is a need for new AEDs with novel mechanisms of action and improved side effect profiles that can maintain seizure control with chronic administration for people with drug-resistant epilepsy.

The successful introduction of Vimpat by UCB is the most recent example of market acceptance of a new AED with a novel mechanism. Vimpat was approved in the United States and European Union in 2008, and has reported that it achieved global sales of approximately €471 million in 2014. Several other successfully marketed AEDs experienced similar sales levels with similar duration of time on the market. UCB has reported that it expects Vimpat to achieve over €1.2 billion in peak sales globally.

Our Solution

We believe ganaxolone to be a first-in-class therapy with potential to provide meaningful treatment advantages for adults with focal onset seizures who do not achieve adequate seizure control from, have developed tolerance to, or have safety concerns with currently available medications. We believe ganaxolone, if approved, may provide the following benefits for patients:

•Efficacy for patients with drug-resistant focal onset seizures.  Our completed Phase 2 clinical trial in patients with drug-resistant focal onset seizures demonstrated that patients who added ganaxolone to their medication regimen experienced a statistically significant reduction in seizures as compared to patients who added placebo.  Many patients experienced clinically meaningful seizure reduction compared to their baseline measures.

•Improved safety and tolerability profile.  Ganaxolone was engineered to be a synthetic analog of a natural molecule, allopregnanolone. Completed preclinical safety studies and Phase 1 and 2 clinical trials involving more than 1,000 subjects show ganaxolone to be generally safe and well-tolerated, without evidence of toxicity to heart, liver, blood or other body systems and without many of the side effects common to other AEDs. We believe this safety profile may make ganaxolone a treatment of choice in antiepileptic polypharmacy regimens.

•Potential benefit in anxiety and mood.  Based on ganaxolone’s mechanism of action and anecdotal reports from clinical trial patients and caregivers, we believe ganaxolone may provide anxiolytic activity and other behavioral benefits in addition to its anticonvulsive activity.  With approximately 50% of epilepsy patients estimated to experience comorbid anxiety and/or depression, we believe an AED with additive anxiolytic and mood benefits, could benefit epilepsy patients with comorbid anxiety and mood disorders.

•Improved reproductive toxicity profile.  Based on ganaxolone’s mechanism of action, and preclinical and clinical findings to date, we believe ganaxolone will offer a lower risk for reproductive toxicity than many currently available AEDs, which we believe would be an important safety differentiator for women of childbearing age.

Clinical Trials for Epilepsy in Adults

Controlled Phase 2 Clinical Trial for Adjunctive Treatment of Drug- Resistant Focal Onset Seizures (Study 600)

We successfully completed a double-blind, randomized, placebo-controlled, Phase 2 clinical trial in the United States of ganaxolone as an adjunctive treatment in patients with drug-resistant focal onset seizures. In this trial, ganaxolone satisfied the primary efficacy endpoint and was considered to be generally safe and well-tolerated. The study enrolled 147 patients who had been diagnosed with epilepsy on average 25 years prior and 75% of which were taking two or three AEDs to control seizures before they entered the study. Subjects were treated for ten weeks with placebo or ganaxolone as adjunctive treatment to existing therapy and recorded their seizures daily in a diary. Mean baseline seizure frequency was 6.5 and 9.2 seizures per seven days in the ganaxolone and placebo groups, respectively. Subjects gradually increased their daily dose up to 1,500 milligrams per day, or mg/day, over the first two weeks, known as titration or the titration period, followed by maintenance dosing at 1,500 mg/day for eight weeks, known as the maintenance period. The primary efficacy endpoint was change from baseline in weekly seizure frequency. The study delivered a statically significant separation from placebo on the primary endpoint as well as on the secondary endpoint of percent change in seizure frequency. Results of the analysis, using a statistical test (Kruskal-Wallis) that is employed when data have non-normal distribution, are presented in the table below:

% Seizure Reduction From Baseline

	Ganaxolone (n=98)	Placebo (n=49)	Difference
Mean (standard deviation) ...........................................	−17.6% (48.9)	+2.0% (63.2)	19.6%
Median .........................................................................	−26.0%	−10.2%	15.8%

In the intention-to-treat, or ITT, population, which included all study subjects who took at least one dose of study medication, there was a statistically significant reduction in the percent change in mean weekly seizure frequency in the ganaxolone group, which decreased 17.6% from baseline at week 10, whereas in the placebo group, mean weekly seizure frequency increased by 2.0% compared to baseline at week 10, a difference of 19.6% (p=0.014). The p-value represents the probability that the difference between the two groups is due to chance rather than drug effect, and when that probability is less than 5%, or p<0.05, the result is considered statistically significant. In the ganaxolone group median seizure frequency decreased by 26.0%, whereas in the placebo group median seizure frequency decreased by 10.2%, a difference of 15.8%. We believe this effect size for an adjunctive treatment of a highly drug-resistant patient population is consistent with the Phase 2 results for other AEDs that ultimately received FDA approval.

Secondary analyses included assessment of the percentage of subjects with greater than or equal to 50% improvement from baseline, or responder analysis, mean and percent change in seizure frequency from baseline, number of seizure-free days and seizure-free subjects, change in seizure frequency by week, and change from baseline in types of seizures. In general, the results of secondary efficacy analyses supported the primary outcome that subjects treated with ganaxolone showed improved seizure control compared to those treated with placebo. The responder analysis during the maintenance phase of treatment is considered by the EMA to be the primary analysis of a registration trial. In this study, the percent of responders in the ganaxolone group compared to the placebo group in the ITT population were 23.5% and 14.6% (p=0.192) for the titration plus maintenance period, and 26.3% v. 13.0% (p=0.057) for the maintenance period. No gender effect or effect of concomitant medication was observed.

An analysis of the responder data showed that the percent of ganaxolone-treated patients who achieved ≥40% improvement in weekly seizure frequency was nearly twice that of placebo-treated patients (30.5% vs. 16.7%, p=0.07). In addition, significantly more patients treated with ganaxolone achieved ≥30% improvement than the placebo group (43.9% vs. 25%, p=0.027). The study observed no difference in percent change in mean weekly seizure frequency or response rate in patients by gender.

Open Label Extension of Controlled Phase 2 Clinical Trial for Adjunctive Treatment of Drug-Resistant Focal Onset Seizures (Study 601)

Of the subjects in our Phase 2 clinical trial, 95% of eligible subjects continued in a long-term open-label extension where the mean duration of treatment was 39 weeks. The objective of the open-label extension study was to evaluate the long-term safety, tolerability and efficacy of ganaxolone at a target dose of 1,500 mg/day. The primary endpoint was change in seizure frequency at endpoint compared to baseline of the double-blind study, presented as mean and median change. Secondary assessments were similar to those evaluated in the blinded portion of the study.

The mean and median percent reductions in weekly seizure frequency were 14.2% and 23.2% from baseline to endpoint, respectively. In total, 70% of subjects had a reduction in seizure frequency during the study. Importantly, subjects previously randomized to placebo in the double-blind study (Study 600) who were switched to ganaxolone in the open-label study showed mean and median reduction in seizure frequency comparable to patients randomized to ganaxolone in the double-blind study.

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

We have completed preclinical safety pharmacology and toxicology testing, including reproductive toxicology. Animal pharmacokinetic and in vitro studies show that ganaxolone is primarily metabolized by the CYP3A family of liver enzymes, a common route of drug metabolism. All in vitro studies have shown ganaxolone has low potential for interaction with other drugs at several multiples of observed human ganaxolone levels. Furthermore, neither ganaxolone nor its metabolites have a ketone ring at the 3-position, a requirement for hormonal activity. In binding studies, ganaxolone has no appreciable affinity for estrogen or progesterone receptors. We found no evidence of changes in blood, liver, kidney or the gastrointestinal systems indicating functional or anatomical adverse effects associated with either single- or multiple-dose treatment with ganaxolone in preclinical safety pharmacology studies, nor have we seen evidence of any end organ toxicity from human clinical studies. We have not detected potential for ganaxolone to cause cellular mutations or carcinogenicity in studies to date. We have initiated a two-year carcinogenicity studies in rats and mice.

In reproductive toxicology studies, ganaxolone did not cause any malformations of the embryo or fetus in rats or mice and did not significantly affect the development of offspring. No changes in sperm parameters were found. We believe these findings are important as all currently marketed AEDs have shown developmental toxicities in animal studies such as fetal death or skeletal abnormalities that indicates a finding of developmental toxicities in animal studies. Valproate, carbamazepine, phenytoin and topiramate have been linked with birth defects in humans, for example, head and facial malformations, and lowered birth weight, at a rate higher than observed in women who did not take these drugs. This association has resulted in labeling for these drugs indicating positive evidence of human fetal risk based on scientific data. Based on ganaxolone’s mechanism and preclinical and clinical findings to date, we intend to seek differentiated labeling for ganaxolone, which indicates animal reproduction studies have failed to demonstrate a risk to the fetus, which we believe would be an important safety differentiator for women of childbearing age.

Clinical Safety Results in Epilepsy

Ganaxolone was considered to be generally safe and well-tolerated in the Phase 2 adjunctive treatment trials in adults with drug-resistant focal onset seizures. The majority of adverse events associated with ganaxolone treatment were related to known CNS effects of GABA, were not assessed as serious and resolved upon discontinuation of therapy. The data did not show any trends of clinically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters related to ganaxolone treatment.

The most frequent treatment-emergent adverse events, or TEAEs, observed in Study 600 are presented in the table below.

Summary of Most Frequently Reported (> 5% of Subjects) TEAEs by

System Organ Class and Preferred Term (ITT Population)

Preferred Term	Ganaxolone (n=98) %	Placebo (n=49) %
Dizziness .................................................................................................................	16.3	8.2
Fatigue .......................................................................................................................	16.3	8.2
Somnolence .............................................................................................................	13.3	2.0
Injury, poisoning and procedural complications .........................................................	17.3	22.4
Headache .................................................................................................................	8.2	12.2
Coordination abnormal .............................................................................................	6.1	6.1
Convulsion ...............................................................................................................	5.1	8.2
Nasopharyngitis .......................................................................................................	5.1	10.2
Fall .............................................................................................................................	5.1	12.2

The two treatment groups had similar rates of discontinuation due to adverse events (7% ganaxolone, 6% placebo) and similar rates of serious adverse events, or SAEs (5% ganaxolone, 8% placebo), mostly related to the underlying epilepsy. The majority of TEAEs resolved with continued treatment or dose reduction. In contrast to some marketed AEDs, the incidence of behavioral TEAEs (reported as depression, insomnia, affective disorder, confusional state, affect lability, aggression, and anxiety) was similar in the ganaxolone and placebo treatment groups.

Ganaxolone continued to be considered generally safe and well-tolerated in the long-term open-label extension, Study 601, in which 120 subjects received ganaxolone for a mean duration of 39 weeks. The most common adverse events considered related to ganaxolone treatment were fatigue (14%), dizziness (9%) and somnolence, also known as sleepiness (7%). Eleven percent of the subjects discontinued due to one or more adverse events. One SAE out of 17 reported was considered related to ganaxolone treatment, a 59 year old female on 900 mg/day whose liver enzymes were elevated after 57 days of treatment. The enzyme levels returned to normal with a reduction in dose to 600 mg/day. In this long-term open-label study of ganaxolone for adjunctive treatment of focal onset seizures, no new safety concerns were identified during extended treatment with doses up to 1,500 mg/day.

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

Ongoing and Planned Clinical Trials in Epilepsy

In October 2013 we initiated an international, randomized, placebo-controlled, Phase 2b clinical trial in adult subjects for adjunctive treatment of drug-resistant focal onset seizures (Study 603). In Cohort 1, approximately 50 subjects were randomized to receive either placebo or ganaxolone capsules in a step titration of 1,200 mg/day for four weeks followed by 1,800 mg/day for four weeks. Blood levels of ganaxolone will be assessed at steady state for each dose level. Subjects from both cohorts enter a one year open label period after the double-blind treatment period.

The study protocol was then amended to meet the requirements for a phase 3 study and Cohort 2 was added to the protocol. In Cohort 2, an additional approximately 350 subjects have been randomized, titrated for to two weeks and then receive either placebo or 1,800 mg/day of ganaxolone for 12 weeks. Cohort 2 is intended to meet the Phase 3 design and statistical power requirements and precedents for the FDA and other regulatory bodies for consideration as one of our adequate and well-controlled studies as part of an FDA or EMA filing package for registration. The primary endpoint of this trial is change in seizure frequency per month compared to baseline of Cohort 2 subjects after 14 weeks of treatment, at the end of the blinded phase of the study. We are capturing adverse events and other measures of safety as well as responder rate, seizure-free status and changes in seizure subtypes. We plan to release top-line data in the middle of 2016.

We participated in a clinical End‑of‑Phase 2 meeting, in which the FDA was in general agreement with our planned path to support registration of ganaxolone for adjunctive treatment of focal onset seizures, which, among other anticipated preclinical and clinical studies, includes a single additional Phase 3 registration study. We and the FDA are also in general agreement on the design, population and primary endpoint for both the ongoing and planned second Phase 3 clinical study. This planned second Phase 3 study will be a double-blind, randomized fixed-dose study to confirm the efficacy, tolerability and safety of ganaxolone for adjunctive treatment of focal onset seizures in adults. This study, per European guidelines and United States precedents, will enroll similar patients as those in our ongoing trial: adult outpatients with drug-resistant focal onset seizures who require add-on therapy in addition to their current AEDs. The study will contain two or three fixed dose arms of ganaxolone versus placebo for 12 weeks of maintenance therapy. Change in seizure frequency compared to baseline will be the primary outcome measure.  We intend to submit the protocol of the second Phase 3 study to the FDA for an SPA.

Ganaxolone is currently formulated as an oral liquid suspension and as a capsule. Study 600 and 601 were conducted with an oral liquid suspension formulation and Study 603 is being conducted with a capsule formulation. Pharmacokinetic studies are being planned to establish relative potency between the capsule and the suspension.  Separate pharmacokinetic studies suggest that the capsule is approximately 20% more potent than the suspension.

Ganaxolone IV — Status Epilepticus (SE) - An Orphan Disease:

Overview of SE

SE is an epileptic seizure of prolonged duration of more than five minutes or several seizures within a five‑minute period where the individual does not recover between seizures. It is a medical emergency associated with significant morbidity and mortality. While SE has no FDA approved treatments, single or combinations of intravenous AED(s) are used to attempt to break the seizures.

We are developing ganaxolone IV for the hospital setting, offering a new mechanism of action for treatment of SE. Patients who continue to experience seizures despite treatment with available AEDs are referred to as having established status epilepticus (“ESE”). According to LexisNexis, there are approximately 45,000 cases of hospitalized ESE treated in the United States annually. ESE patients who do not respond to additional AEDs are generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death. ESE patients who do not respond to therapy and are placed in a medically induced coma are referred to as having super refractory status epilepticus (“SRSE”). Morbidity and mortality rates increase for patients that progress from ESE to SRSE.

Mechanism of Action

Ganaxolone is a CNS-selective GABAA modulator that allosterically modulates both synaptic and extrasynaptic GABAA receptors.  In SE, activity at extrasynaptic receptors are of particular importance since certain synaptic GABAA receptors are internalized, and thereby unavailable, as SE progresses. As a result, drugs that target down-regulated receptors, such as benzodiazepines, often are no longer effective in treating SE.   Allopregnanolone has shown some early clinical evidence in treating certain SRSE patients.  In pre-clinical studies, ganaxolone showed activity at least comparable to allopregnanolone in rat models of benzodiazepine resistant SE.

Planned Clinical Trials for Ganaxolone IV

We recently announced our plans to initiate the clinical phase of our ganaxolone IV program in SE. Data from preclinical studies yielded positive results testing ganaxolone IV in benzodiazepine‑resistant SE. Ganaxolone IV promoted survival and showed at least comparable reversal of seizures than the endogenous neurosteroid allopregnanolone, in clinically translatable rodent models of SE. The studies were conducted at two separate laboratories using different measurements.

We plan to commence a Phase 1 clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of ganaxolone IV in the first half of 2016 before later initiating a Phase 2/3 clinical trial in a SE patient population. We believe ganaxolone IV offers a new mechanism of action for the treatment of SE that is complemented by our oral dose forms, providing potential for continuity of care as patients transition from hospital to outpatient settings.

Ganaxolone in PCDH19 Pediatric Epilepsy - An Orphan Disease

Overview of PCDH19 Pediatric Epilepsy

PCDH19 pediatric epilepsy (PCDH19-PE) is a rare and serious epileptic syndrome characterized by early-onset cluster seizures, cognitive and sensory impairment of varying degrees, and psychiatric and behavioral disturbances that mostly manifest in females. Currently, there are no approved therapies for PCDH19-PE.

The epileptic disorder is an X-linked condition caused by a missense mutation in the PCDH19 gene, which encodes for a calcium dependent cell-cell adhesion molecule that is expressed in the central nervous system. Genetic testing is available to determine if a child has the PCDH19 mutation. The mean age of onset of this condition is approximately 10 months. Although formal epidemiologic data is not available, it is suspected that approximately 10% of girls who have seizure onset before five years of age have PCDH19 mutations. We estimate the PCDH19 population to be approximately 3,000 to 5,000 patients in the United States.

Mechanism of Action

PCDH19-PE is caused by a mutation in the PCDH19 gene that results in impairment of GABAergic signaling both at the agonist and receptor levels. There is also indirect evidence linking progesterone/allopregnanolone to the onset and offset of seizures in girls with PCDH19-PE.  It has been hypothesized that disturbances in certain neurosteroid hormones, such as allopregnanolone, may be implicated in the molecular pathogenesis of PCDH19-PE. We believe that ganaxolone may be useful in the treatment of PCDH19-PE because it is a synthetic analog of allopregnanolone that can be used to increase GABAergic signaling in these patients. We also believe that data from our previously conducted studies of pediatric seizure disorders, which demonstrated ganaxolone’s ability to treat multiple seizure types and showed a safety profile similar to that seen in adults, supports our rationale to pursue this rare disease as PCDH19-PE patients may experience varying types of seizures.

Ongoing Clinical Trial in Patients with PCDH19 Pediatric Epilepsy

Based upon both proof-of-concept data for ganaxolone in the treatment of drug-resistant pediatric seizures and a mechanistic rationale for providing a therapeutic benefit through increased GABAergic signaling we have initiated an expanded access protocol under our epilepsy investigational new drug application (IND) for an open label trial. This proof-of-concept Phase 2 trial is designed to enroll approximately 10 female pediatric patients between the ages of 2 and 18 years old, with a confirmed PCDH19 genetic mutation. After establishing baseline seizure frequency, patients are being treated with ganaxolone administered as either oral liquid suspension or capsules for up to 26 weeks.  The primary endpoint of the study is percent change in seizure frequency per 28 days relative to baseline. We plan to release final top-line data from this study in the middle of 2016.

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

Overview of FXS

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

Ongoing Clinical Trial (Study 800)

The MIND Institute at the University of California, Davis was awarded a medical research grant from the Department of Defense (“DoD”) to study ganaxolone for treatment of behaviors in children and adolescents with FXS. The MIND Institute, in collaboration with Marinus, is conducting a randomized, placebo-controlled, Phase 2 proof-of-concept clinical trial at UC Davis and a site in Belgium.  Approximately 60 subjects have been enrolled and titrated up to a maximum dose of 1,800 mg/day of ganaxolone or placebo over a two-week period followed by four weeks of treatment. At the end of the first treatment period and following a washout period, subjects were crossed over to the other treatment for a similar two-week titration period followed by four weeks of treatment.

The primary objective of the study is to explore safety, tolerability and efficacy of ganaxolone for treatment of anxiety and attention in subjects with FXS.  Nine rating scales are being used to assess outcome measures for specific behaviors associated with childhood FXS. We plan to announce top-line results in the first half of 2016.

Our Strategy

Our goal is to maximize the value of ganaxolone as a first‑in‑class innovative neuropsychiatric therapy with a portfolio of diversified indications. The key elements of our strategy to achieve this goal include the following:

•Broadening dose forms to acute care setting.  Our present ongoing clinical trials utilize our patented nanoparticulate composition administered in oral capsule and liquid suspension dose forms. As a complement to these orally administered dose forms, we are preparing to bring our IV dose form into clinical trials for the treatment of SE. We plan to evaluate ganaxolone IV for the acute care setting for in‑hospital use and in patient populations that may benefit from both inpatient ganaxolone IV and an outpatient oral form for chronic administration.

•Executing our registration studies and pursue regulatory approval for ganaxolone for adjunctive treatment of focal onset seizures and other epilepsy indications. Building on efficacy established in our two completed Phase 2 clinical trials, and a differentiated safety profile as demonstrated in extensive preclinical studies and trials in more than 1,000 subjects, we are executing a clinical program to support a registration filing for ganaxolone for adjunctive treatment of focal onset seizures in adults in the United States, Europe and other major markets. Additionally, if the results from our adjunctive focal onset seizure trials are positive, we plan to develop ganaxolone in other segments of the epilepsy market including for monotherapy and pediatric epilepsy. As a result of its efficacy and safety profile, we believe ganaxolone could be a meaningful treatment for epilepsy patients who do not achieve adequate seizure control or have intolerable adverse events with currently available therapies or have concerns around reproductive toxicity.

•Pursuing orphan disease epilepsy indications for ganaxolone.  Within epilepsy, there are several smaller patient populations where a genetic marker associated with the syndrome has been linked to deficits in GABAergic signaling. Increasing GABAergic tone with ganaxolone, a CNS‑selective GABAA modulator, might provide benefit. Treatments for these small populations have the potential for more efficient paths to regulatory approval and commercialization. A proof‑of‑concept open label Phase 2 clinical trial is ongoing for ganaxolone in patients with PCDH19 pediatric epilepsy and FXS. We may also explore development of ganaxolone in other rare genetic epilepsy indications.

•Expanding non‑epilepsy indications for ganaxolone.  Due to its mechanism of action, we believe ganaxolone has potential for therapeutic benefit in a variety of neuropsychiatric disorders in addition to epilepsy. Evidence from preclinical and clinical studies demonstrates that treatment with an agent similar to naturally occurring allopregnanolone could be of benefit in patients with anxiety, mood, sleep and other neuropsychiatric disorders. A proof‑of‑concept clinical trial is ongoing for ganaxolone in patients with FXS and PCDH19 pediatric epilepsy, two conditions where patients experience cognitive impairment, behavior problems and anxiety, in addition to seizures. We may explore development of ganaxolone in other neuropsychiatric disorders and rare disease neurology indications.

•Build on our intellectual property.  We believe that our intellectual property around our nanotechnology and other formulation know‑how creates significant barriers to competition. We have developed most of our technology internally, which provides us with greater control and flexibility and reduces expense. We intend to further expand our intellectual property portfolio through internal development and opportunistic licensing or acquisition of complementary technologies.

Intellectual Property

The proprietary nature of, and protection for our product candidates and discovery programs and know-how are important to our business. We have sought patent protection in the United States and internationally for ganaxolone synthetic methods and ganaxolone nanoparticles, which are used in oral solid, oral liquid, and intravenous dose formulations, other injectable ganaxolone formulations, and methods of treatment using nanoparticulate ganaxolone formulations. Our policy is to pursue, maintain and defend patent rights whether developed internally or licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business.

The basis of our intellectual property for ganaxolone nanoparticle formulations was the discovery of a novel composition of ganaxolone nanoparticles and complexing agents that deliver consistent exposure and improved stability of ganaxolone. This discovery resulted in the issuance of United States and foreign patents, which cover ganaxolone nanoparticle formulations and the use of these formulations for treating seizure disorders. Our patent portfolio for ganaxolone nanoparticle formulations contains seven United States patents, one pending United States patent application, and corresponding foreign patents and patent applications directed to solid and liquid ganaloxone formulations and methods for the making and use thereof. These patents expire in 2026, excluding accounting for possible patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, or for possible pediatric exclusivity. Corresponding foreign patents have been granted in Australia, Canada, Eurasia, Japan, Mexico, South Africa, New Zealand, Singapore and South Korea. Corresponding foreign patent applications are pending in China, Europe, India, Israel, Japan, and Mexico. We have not licensed any rights to practice these patents in any of these territories. Pursuant to our agreement with Domain Russia Investments Limited, or DRI, we have assigned patent rights, which rights were subsequently assigned to NovaMedica LLC, whereby we licensed our patents, along with the rights to develop and commercialize ganaxolone, in Russia and certain other eastern European nations.

Our patent portfolio also contains patents issued in Australia, United States, Europe, Japan, Mexico and New Zealand covering our novel and cost effective ganaxolone synthesis process, which expire in 2030, excluding accounting for possible patent term extension under the Hatch-Waxman Act, or for possible pediatric exclusivity. Corresponding foreign patent applications are pending in Brazil, Canada, China, Eurasia, Hong Kong, Israel, India, New Zealand and South Korea. We continue to prosecute applications in additional geographic areas.

We filed two provisional applications in 2015 directed to intravenous ganaxolone formulations and methods of using these formulations to treat refractory epileptic seizures and other disorders. One of these patents has since been converted to a US non-provisional and corresponding Patent Cooperation Treaty (PCT) application.  If granted, these patents will expire in 2036, excluding accounting for possible patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act.

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

Collaborations

NovaMedica

In connection with our Series C convertible preferred stock financing, in December 2012 we entered into a Technology Transfer Agreement, or the Transfer Agreement, with DRI, a significant stockholder of our company. Pursuant to the Transfer Agreement, in exchange for a payment of $100,000, we assigned to DRI certain patents and patents applications in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, or the Covered Territory, and granted to DRI an exclusive, royalty-free, irrevocable and assignable license under our know-how to develop and commercialize ganaxolone and other products that would infringe our patent rights or use our know-how, or the Covered Products, in the Covered Territory, in the field of uses for any human or animal disease or condition excluding the treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage or described in terms of such damage, or the Field. Immediately thereafter, we, together with DRI, executed an Assignment and Assumption Agreement, pursuant to which all of DRI’s rights and obligations under the Transfer Agreement were transferred to NovaMedica, LLC, or NovaMedica. We agreed to take all action required to register or record the patent transfers to DRI in each country in the Covered Territory and to ensure the assignment of DRI’s rights under the Transfer Agreement to NovaMedica. NovaMedica is jointly owned by Rusnano Medinvest LLC, or Rusnano Medinvest, and DRI. RMI Investments, S.á.r.l, a stockholder of ours, is a wholly-owned subsidiary of Rusnano Medinvest.

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

Purdue

In September 2004, we entered into a license agreement with Purdue, which was most recently amended and restated in May 2008 that granted us exclusive rights to certain know-how and technology relating to ganaxolone, excluding the field of treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage, or described in terms of such damage. The agreement contains a right by us to sublicense subject to prior written approval by Purdue. We are obligated to pay royalties as a percentage in the range of high single digits up to 10% of net product sales for direct licensed products, such as ganaxolone. The obligation to pay royalties expires, on a country-by-country basis, ten years from the first commercial sale of a licensed product in each country. Upon commercialization, in‑licensed technology would result in a likely payment burden in the low single digits as a percentage of sales. Other payment obligations may be triggered if we successfully partner our product candidates with third parties. In addition, the agreement also requires that we pay Purdue a percentage in the mid-single digits of the non-royalty consideration that we receive from a sublicensee and a percentage in the twenties of milestone payments for indications other than seizure disorders and vascular migraine headaches not associated with mood disorders. Under the license agreement, we are committed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

Competition

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change. While we believe that our development experience and scientific knowledge provide us with competitive advantages, we face competition from both large and small pharmaceutical and biotechnology companies, specifically with companies that treat neuropsychiatric disorders.

There are a variety of available therapies marketed for neuropsychiatric disorders. In many cases, these products are administered in combination to enhance efficacy or to reduce side effects. Some of these drugs are branded and subject to patent protection, some are in clinical development and not yet approved, and others are available on a generic basis. Many of these approved drugs are well established therapies or products and are widely accepted by physicians, patients and third-party payers. Insurers and other third-party payers may also encourage the use of generic products. More established companies have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors have significantly greater financial, technical and human resources.

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

Epileptic Seizures

Currently available AEDs control seizures through a variety of mechanisms, including modulation of voltage-activated sodium channels, voltage-activated calcium channels, increasing GABA signaling, and interactions with α 2-δ protein or synaptic vesicle protein SV2A. There are more than 15 approved AEDs available in the United States and worldwide. The top prescribed AEDs include the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Decision Resources reports that these AEDs are used to treat a substantial percentage of epilepsy patients. Recent market entrants include Vimpat (UCB), Potiga (GlaxoSmithKline), Fycompa (Eisai), and Aptiom (Sunovion Pharmaceuticals). In addition to ganaxolone there are two new chemical entities in late stage development that we are aware of, brivaracetam (UCB), recently approved by FDA, and carisbamate (SK Life Science).

SE

SE patients generally are treated with benzodiazepine as first-line treatment.  When benzodiazepines are not effective, several AEDS are used.  When second-line AEDs are not effective, the patient is generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death. Morbidity and mortality rates increase for patients that progress to SRSE. Sage Therapeutics is developing SAGE-547, an intravenous formulation of allopregnanolone for super-refractory status epilepticus.

PCDH19-PE

There are no drugs approved for the treatment of PCDH19-FPE. PCDH19-FPE patients are typically prescribed drugs approved for epileptic seizures, which often times fail to control seizures in this patient population.

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

Ganaxolone is currently formulated as an IV, liquid suspension and as a capsule. We are planning a pharmacokinetic study to establish relative potency between the oral suspension to the capsule. We are presently conducting clinical, regulatory and manufacturing activities to bring our intravenous dose form into the clinic.

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

The steps required before a new drug may be marketed in the United States generally include:

•completion of non-clinical, or preclinical, studies, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•submission to the FDA of an IND to support human clinical testing;

•approval by an IRB at each clinical site before each trial may be initiated;

•performance of adequate and well-controlled clinical trials in accordance with federal regulations, including requirements for good clinical practices, or GCPs, to establish the safety and efficacy of the investigational product candidate for each targeted indication;

•submission of a new drug application, or NDA, to the FDA;

•satisfactory completion of an FDA Advisory Committee review, if applicable;

•satisfactory completion of an FDA inspection of clinical trial sites to ensure compliance with GCPs;

•satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate; and

•FDA review and approval of the NDA.

Clinical Trials

An IND is a request for authorization from the FDA to administer an investigational product candidate to humans. This authorization is required before interstate shipping and administration of any new drug product to humans that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. The FDA may submit questions after the 30-day period and after the trial was allowed to begin. Clinical trials involve the administration of the investigational product candidate to subjects under the supervision of qualified investigators following GCPs, requirements meant to protect the rights and health of subjects and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols that detail the subject inclusion and exclusion criteria, the dosing regimen, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on United States subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required. The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

•Phase 1.  Phase 1 includes the initial introduction of an investigational product candidate into humans. Phase 1 studies may be conducted in subjects with the target disease or condition or healthy volunteers. These studies are designed to evaluate the safety, metabolism, pharmacokinetic properties, or PKs, and pharmacologic actions of the investigational product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 studies, sufficient information about the investigational product candidate’s PKs and pharmacological effects may be obtained to permit the design of Phase 2 studies. The total number of participants included in Phase 1 studies varies, but is generally in the range of 20 to 80.

•Phase 2.  Phase 2 includes the controlled clinical trials conducted to evaluate the effectiveness of the investigational product candidate for a particular indication(s) in subjects with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product candidate. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a limited subject population, usually involving no more than several hundred participants.

•Phase 3.  Phase 3 studies are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate, and to provide an adequate basis for drug approval. Phase 3 studies usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase 3 studies to demonstrate the efficacy of the drug. A single Phase 3 study with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses—that is, uses not approved by the FDA and therefore not described in the drug’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the United States Department of Justice, or DOJ, or the Office of the Inspector General of the United States Department of Health and Human Services, or HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

•an annual, nondeductible fee on any covered entity engaged in manufacturing or importing certain branded prescription drugs and biological products, apportioned among such entities in accordance with their respective market share in certain government healthcare programs;

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.0% and 13.0% of the average manufacturer price, or AMP, for most branded and generic drugs, respectively;

•expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•a new partial prescription drug benefit for Medicare recipients, or Medicare Part D, coverage gap discount program, in which manufacturers must agree to offer 50.0% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•new requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to physicians and teaching hospitals,and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare and Medicaid Services, or CMS, to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•a mandatory nondeductible payment for employers with 50 or more full-time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents, beginning in 2015 (pursuant to relief enacted by the Treasury Department).

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

We anticipate that the Affordable Care Act will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition and results of operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Ganaxolone may not be considered medically necessary or cost-effective. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the United States government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $18.9 million and $8.7 million in 2015 and 2014, respectively.

Employees

As of December 31, 2015, we had 11 full-time employees and one part time employee. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing our head count. We have no collective bargaining agreements with our employees and none are represented by labor unions.

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

We have incurred significant operating losses since our inception, including net losses of $24.9 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $97.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

•find suitable partners to help us market, sell and distribute our approved products in other markets; and

•obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers.

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

We believe that our cash, cash equivalents and investments as of December 31, 2015, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

We do not have any products that have gained regulatory approval. Currently, our only clinical stage product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

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

Risks Related to the Commercialization of Our Product

Our commercial success depends upon attaining significant market acceptance of ganaxolone, if approved, among physicians, patients, government and private payers and others in the medical community.

Even if ganaxolone receives regulatory approval, it may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of ganaxolone, if we receive approval, depends on a number of factors, including the:

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

•availability of coverage and adequate reimbursement and pricing by government and private payers;

•relative convenience and ease of administration; and

•effectiveness of our sales and marketing efforts.

If ganaxolone is approved but fails to achieve market acceptance among physicians, patients, government or private payers or others in the medical community, or the products or product candidates that are being administered with ganaxolone are restricted, withdrawn or recalled, or fail to be approved, as the case may be, we may not be able to generate significant revenues, which would compromise our ability to become profitable.

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

Even if we are able to commercialize ganaxolone, it may not receive coverage and adequate reimbursement from third-party payers, which could harm our business.

Our ability to commercialize ganaxolone successfully will depend, in part, on the extent to which coverage and adequate reimbursement for ganaxolone and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payers are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. Third-party payers may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering ganaxolone for those patients. We cannot be sure that coverage and adequate reimbursement will be available for ganaxolone and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, ganaxolone, if we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize ganaxolone even if we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to obtain coverage and profitable reimbursement rates from both government-funded and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Specifically, there are more than 15 approved AEDs available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by UCB, GlaxoSmithKline, Eisai, and Sunovion Pharmaceuticals. Additionally, there are several drugs in development for the treatment of behavioral and mental health conditions associated with FXS, including compounds being developed by Roche, Sunovion Pharmaceuticals, Afraxis, Alcobra and Neuren Pharmaceuticals. Sage Therapeutics is developing similarly mechanized molecules as ganaxolone for treatment of status epilepticus as well as other seizure and non-seizure disorders.

Many of the approved drugs are well established therapies or products and are widely accepted by physicians, patients and third-party payers. Insurers and other third-party payers may also encourage the use of generic products. These factors may make it difficult for us to achieve market acceptance at desired levels or in a timely manner to ensure viability of our business.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In recent years, Congress has considered further reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare and Medicaid Services, the agency that runs the Medicare program, also has the authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. While the Medicare Modernization Act and Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

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

In the United States, the European Union and other potentially significant markets for ganaxolone, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

Our relationships with customers and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations (including our marketing, promotion, educational programs, pricing, and relationships with healthcare providers or other entities, among other things) and expose us to areas of risk including the following:

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

•the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or Children’s Health Insurance Program, to report annually to HHS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Risks Related to Employee Matters and Managing Growth

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

As of December 31, 2015, we had 11 full-time and one part-time employee. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 58% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our ability to pay cash dividends is prohibited by our credit facility with Square 1 Bank, entered into in April 2014 and amended in December 2014 and October 2015, and the terms of any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2015 we had outstanding a total of 19,390,855 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. There were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended as of December 31, 2015. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan was 4,371 as of December 31, 2015.  In accordance with the 2014 Plan, on January 1, 2016, 775,634 shares of common stock became available for future grant under the plan Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices occupy approximately 4,000 square feet of leased office space in Radnor, Pennsylvania pursuant to a lease agreement that expires in 2020.  In April 2016, we plan to move our principal offices to occupy approximately 8,500 square feet of leased office space in Radnor, Pennsylvania.  We believe that our current facilities are suitable and adequate to meet our current needs.  We may add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	Year Ended December 31, 2015
	High	Low
First Quarter	$16.60	$8.78
Second Quarter	$13.72	$7.00
Third Quarter	$20.72	$7.67
Fourth Quarter	$10.24	$4.52

	Year Ended December 31, 2014
	High	Low
Third Quarter (from July 31, 2014)	$10.58	$5.49
Fourth Quarter	$11.18	$4.00

Holders of Record

As of March 7, 2016 there were approximately 100 holders of record of shares of our common stock.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on August 1, 2014.  As of December 31, 2015, we have used approximately $18.7 million of the funds received from our initial public offering in support of our clinical trials and payments to research and development consultants, including compensation of certain employees and officers, and approximately $7.9 million for general corporate purposes, including compensation of certain employees, officers, and directors.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a CNS‑selective GABAA modulator being developed in three different dose forms (IV, oral capsule and oral liquid) intended to provide more treatment options to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on the GABAA receptor, a well‑characterized target in the brain known for both anti‑seizure and anti‑anxiety effects through positive allosteric modulation.

Our most advanced indication for ganaxolone is as an adjunctive therapy for the treatment of drug-resistant focal onset seizures in adults with epilepsy. A Phase 3 randomized multinational clinical trial utilizing ganaxolone oral capsules is fully enrolled for this indication. We are developing an IV formulation for use in the hospital setting to treat status epilepticus.  We are making clinical, regulatory and manufacturing preparations to commence a Phase 1 safety study in healthy volunteers. In addition to our core strategy to seek regulatory approval and commercialize our oral dose forms in focal onset seizures and our IV dose form in status epilepticus, we have initiated and fully enrolled two exploratory Phase 2 studies in pediatric orphan indications where we believe there is a sound mechanistic rationale for therapeutic benefit and the potential for efficient clinical pathways to commercialization.  To that end, we are conducting exploratory signal-finding studies in both Fragile X Syndrome and PCDH19 pediatric epilepsy.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. From inception through December 31, 2015, we have received net proceeds of $138.9 million from the issuance of preferred stock, common stock and convertible notes payable. At December 31, 2015, we had cash, cash equivalents and investments of $57.7 million.  In connection with our initial public offering, which closed during the third quarter of 2014, we received net proceeds of $41.2 million from the sale of 5,758,000 shares of our common stock.  During the fourth quarter of 2015, we sold a total of 5,056,003 shares of common stock resulting in aggregate net proceeds of $28.1 million. We have no products currently available for sale and substantially all of our revenue to date has been derived from research grants. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a  net loss of $24.9 million for the year ended December 31, 2015.  Our accumulated deficit as of December 31, 2015 was $97.2 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•	make preparations for and initiate our second Phase 3 clinical trial of ganaxolone for adjunctive treatment of adult patients with drug-resistant focal onset epileptic seizures;

•	bring ganaxolone IV into clinic and commence pharmacokinetic and safety studies in healthy volunteers followed by clinical studies in patients;

•	conduct clinical proof-of-concept clinical trials in targeted pediatric rare disease indications, which may include PCDH19-PE, FXS and other seizure and non-seizure indications;

•	continue the research, development and scale-up manufacturing capabilities to commercialize products and dose forms for which we may obtain regulatory approval;

•	maintain, expand and protect our global intellectual property portfolio;

•	hire additional clinical, manufacturing, commercial and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash, cash equivalents and investments as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2017. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

In addition, the probability of success for ganaxolone will depend on numerous factors, including competition, manufacturing capability and commercial viability. See “Risk Factors.” Our commercial success depends upon attaining significant market acceptance of ganaxolone, if approved, among physicians, patients, healthcare payers and the medical community. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of ganaxolone, as well as an assessment of ganaxolone’s commercial potential.

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

We expect that our general and administrative expenses will increase in the future as a result of employee hiring and our scaling operations commensurate with supporting more advanced clinical trials and in preparation for commercial infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, outside consultants, legal counsel and accountants, among other expenses.

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

Interest Expense

Interest expense is attributable to interest expense associated with our credit facility entered into in April 2014, and amended.

Cumulative Preferred Stock Dividends

Cumulative preferred stock dividends represented dividends payable upon a liquidation or deemed liquidation in connection with our Series B and C convertible preferred stock.  Effective upon the closing of our initial public offering, all outstanding shares of preferred stock converted into common stock during the third quarter of 2014.

Results of Operations

Research and Development Expenses

Research and development expenses increased $10.2 million, to $18.9 million, for the year ended December 31, 2015, compared to the same period of 2014. The increase resulted primarily from an increase in clinical, drug development and consulting costs related to our ongoing clinical trials for ganaxolone, as well as increases in compensation-related costs due to hiring additional clinical resources, including our Chief Medical Officer, who was hired in December 2014.  Most of our research and development expenses relate to our ongoing Phase 3 clinical trial of ganaxolone in adults with refractory focal onset epileptic seizures.

General and Administrative Expenses

General and administrative expenses increased $2.3 million, to $5.5 million, for the year ended December 31, 2015, compared to the same period of 2014. The increase in general and administrative expenses was primarily due to the hiring of new management and the upward scaling of our operations in connection with both our public company status as of July 31, 2014 and our ongoing Phase 3 clinical trial of ganaxolone in adults with refractory focal onset epileptic seizures.

Change in Fair Value of Warrant Liability

We recorded changes in the fair value of our warrant liability which resulted in a gain of $1.2 million for the year ended December 31, 2014. We reduced the value of the liability to zero in connection with the closing of our initial public offering in the third quarter of 2014 as the warrants expired unexercised.

Cumulative Preferred Stock Dividends

Cumulative preferred stock dividends were $2.5 million for the year ended December 31, 2014. Upon conversion of all outstanding convertible preferred stock in connection with our initial public offering during the third quarter of 2014, all cumulative preferred stock dividends were canceled.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $24.9 million and $10.8 million for the years ended December 31, 2015 and 2014, respectively.  Our cash used in operating activities was $20.1 million for the year ended December 31, 2015 compared to $8.6 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and debt. From inception through December 31, 2015, we have received net proceeds of $138.9 million from the issuance of preferred stock, common stock and notes payable. At December 31, 2015, we had cash, cash equivalents and investments of $57.7 million.

During the fourth quarter of 2015, we completed a secondary public offering in which we sold a total of 5,056,003 shares of common stock, resulting in aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $28.1 million.

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

	Term	Term
	Loan	Loan
Tranche	Available	Borrowed	Borrowed Date
A	$2,000	$2,000	April 2014
B	5,000	5,000	December 2014
C	2,500	—	*
D	2,500	—	*
	$12,000	$7,000

*As of December 31, 2015, we earned the ability to borrow under Tranche D.  Our ability to borrow under Tranche C is conditioned upon meeting certain clinical trial milestones, which must be met by March 31, 2016.  The availability end date for Tranches C and D is March 31, 2016.

In connection with the Amended LSA, we borrowed $5.0 million available to us under Tranche B in December 2014.  As of December 31, 2015, and pursuant to the terms of the Amended LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until March 2016.  Commencing in April 2016 and continuing through March 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.  In January 2016, we achieved certain clinical trial milestones that resulted in the extension of both the interest-only period and principal maturity dates by three months.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $20.1 million for the year ended December 31, 2015 compared to $8.6 million for the same period a year ago. The increase was driven primarily by an increase in our net loss of $14.0 million, partially offset by an increase in stock-based compensation expense of $1.4 million and reduction in the change in the fair value of our warrant liability of $1.2 million.  Additionally, we had an increase in net use of cash related to the changes in operating assets and liabilities of $0.1 million.  This increase in net use of cash primarily was due to upfront payment obligations related to certain drug manufacturing contracts in 2015 and increases in our trade accounts payable due to increased operating expenses.  The increase in net loss was primarily driven by increases in our operating expenses due to the upward scaling of our operations related to our ongoing clinical trials for ganaxolone.

Investing Activities.    Cash used in investing activities represents the purchase of $7.7 million in investments and $0.4 million in deposits on clinical research equipment during the year ended December 31, 2015, partially offset by maturities of short-term investments of $1.7 million.  During 2014, we had a minimal purchase of office furniture.

Financing Activities.    Cash provided by financing activities was $28.4 million for the year ended December 31, 2015 due primarily to $28.3 million in net proceeds received from our secondary public offering, as well as from the exercise of outstanding stock options offset by installment payments made to a third-party vendor for financed insurance premiums.  Cash provided by financing activities for the year ended December 31, 2014 of $48.3 million was primarily due to $41.2 million received in connection with our initial public offering, and $7.0 million received in connection with our credit facility.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of December 31, 2015, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2017. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Significant Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2015 (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations(1)	$1,654	$232	$629	$654	$139
Credit facilities(2)	8,121	2,587	5,534	—	—
Vendor contracts(3)	2,800	2,800	—	—	—
Total	$12,575	$5,619	$6,163	$654	$139

(1)	Represents commitments for future minimum lease payments.
(2)

Represents principal and interest payment obligations that will become due in connection with our outstanding loan facility and credit arrangement with a third-party vendor, after consideration of the extension of interest-only payments in January 2016.

(3)	Represents commitments under an agreement with a third-party vendor for clinical manufacturing supplies.

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

Stock-Based Compensation

We recognize compensation expense related to the fair value of stock-based awards in our statements of operations. For stock options we issued to employees, consultants, and members of our board of directors for their services on our board of directors, we estimate the grant-date fair value of options using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For awards subject to time-based vesting, we recognize stock-based compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting term of the award. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense when it is probable that the performance condition will be achieved. We are required to estimate forfeitures at the time of grant and to revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We record stock-based awards issued to non-employees at their fair values, and periodically revalue them as the equity instruments vest and are recognized as expense over the related service period of the award.

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

We determine accrual estimates based on estimates of the services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of completion of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts we actually incur, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $57.7 million at December 31, 2015, consisting primarily of funds in cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our long-term debt carries a variable interest rate indexed to the prime rate, with a fixed minimum rate of 6.5%.  The prime rate in the U.S. had remained at 3.25% since December of 2008, and increased to 3.50% in December 2015.  While we cannot predict when, if at all, this rate will be adjusted again, we believe the stability of the prime rate over the past six years sufficiently mitigates interest rate risk related to our debt.  We do not believe an immediate 1.0% increase in the prime rate would have a material effect on the future cash flows related to our debt, and accordingly we do not expect a sudden change in the prime rate to affect materially our operating results or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as our principal financial and accounting officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management of Marinus Pharmaceuticals, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on the assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Item 5.02 of Form 8-K Disclosure

On March 4, 2016, Stephen Bloch, a member of our Board of Directors, informed that Company that he is resigning from our Board effective as of the election of directors at the Company’s 2016 annual meeting of stockholders.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the SEC.

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the SEC.

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

(b)Exhibits:

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
10.3+

Amended and Restated Employment Agreement dated as of March 11, 2015 between the Company and Christopher M. Cashman. (Incorporated by reference to Exhibit 10.3 to Form 10-K annual report filed on March 12, 2015.)

10.4+

Amended and Restated Employment Agreement dated as of March 11, 2015 between the Company and Edward F. Smith. (Incorporated by reference to Exhibit 10.4 to Form 10-K annual report filed on March 12, 2015.)

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

10.13+	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, effective as of August 5, 2014. (Incorporated by reference to Exhibit 10.13 to Form 10-K annual report filed on March 12, 2015.)

Exhibit No.	Description of Exhibit
10.14

First Amendment to Loan and Security Agreement dated as of December 3, 2014 between Square 1 Bank and the Company. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on August 7, 2014.)

10.15+	Employment Agreement dated as of March 11, 2015 between the Company and Albena Patroneva. (Incorporated by reference to Exhibit 10.15 to Form 10-K annual report filed on March 12, 2015.)
10.16+	Form of Incentive Stock Option Agreement for Officers Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K annual report filed on March 12, 2015.)
10.17+	Form of Incentive Stock Option Agreement for Employees Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K annual report filed on March 12, 2015.)
10.18+	Form of Nonqualified Stock Option Agreement Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.18 to Form 10-K annual report filed on March 12, 2015.)
10.19

First Amendment to Lease agreement dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc, amending Lease agreement dated as of October 14, 2014 between Radnor Center Associates and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on January 4, 2016.)

10.20

Second Amendment to Loan and Security Agreement dated as of February 2, 2015 between Square 1 Bank and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on October 29, 2015.)

10.21

Third Amendment to Loan and Security Agreement dated as of October 29, 2015 between Pacific Western Bank (as successor in interest by merger to Square 1 Bank) and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q quarterly report filed on October 29, 2015.)

10.22

Equity Distribution Agreement dated as of August 13, 2015 between the Company and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form S-3 registration statement filed on August 13, 2015.)

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

+Indicates management contract or compensatory plan.

*Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment under the Securities Act of 1933.

(c)None.

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marinus Pharmaceuticals, Inc.

Date:	March 7, 2016	By:	/s/ Christopher M. Cashman
Christopher M. Cashman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Christopher M. Cashman	President, Chief Executive Officer (Principal Executive Officer) and Chairman	March 7, 2016
Christopher M. Cashman

/s/ Edward F. Smith	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Finance and Accounting Officer)	March 7, 2016
Edward F. Smith

/s/ Stephen Bloch	Director	March 7, 2016
Stephen Bloch, M.D.

/s/ Enrique J. Carrazana	Director	March 7, 2016
Enrique J. Carrazana, M.D.

/s/ Tim M. Mayleben	Director	March 7, 2016
Tim M. Mayleben

/s/ Anand Mehra	Director	March 7, 2016
Anand Mehra, M.D.

/s/ Jay P. Shepard	Director	March 7, 2016
Jay P. Shepard

/s/ Nicole Vitullo	Director	March 7, 2016
Nicole Vitullo

FINANCIAL STATEMENTS

MARINUS PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Marinus Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Marinus Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marinus Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 7, 2016

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$51,722	$49,720
Short-term investments	4,474	—
Prepaid expenses and other current assets	1,571	428
Total current assets	57,767	50,148
Property and equipment, net	31	44
Investments	1,488	—
Other assets	376	21
Total assets	$59,662	$50,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$2,128	$—
Accounts payable	3,146	536
Accrued expenses	2,161	1,503
Total current liabilities	7,435	2,039
Notes payable	5,250	7,000
Other long-term liabilities	56	20
Total liabilities	12,741	9,059
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 19,420,086 issued and 19,390,855 outstanding at December 31, 2015 and 14,036,985 issued and 14,007,754 outstanding at December 31, 2014	19	14
Additional paid-in capital	144,088	113,476
Treasury stock at cost, 29,231 shares at December 31, 2015 and 2014	—	—
Accumulated deficit	(97,186)	(72,336)
Total stockholders’ equity	46,921	41,154
Total liabilities and stockholders’ equity	$59,662	$50,213

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014

Expenses:
Research and development	$18,916	$8,690
General and administrative	5,516	3,230
Loss from operations	(24,432)	(11,920)
Change in fair value of warrant liability	—	1,192
Interest income	64	12
Interest expense	(475)	(117)
Other expense	(7)	—
Net loss	(24,850)	(10,833)
Cumulative preferred stock dividends	—	(2,545)
Net loss applicable to common stockholders	$(24,850)	$(13,378)
Per share information:
Net loss per share of common stock—basic and diluted	$(1.67)	$(2.17)
Basic and diluted weighted average shares outstanding	14,919,783	6,152,669

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

							Stockholders’ Equity (Deficit)

	Convertible Preferred Stock								Additional				Total
	Series A		Series B		Series C		Common Stock		Paid‑in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, December 31, 2013	18,777,860	$30,596	12,220,661	$17,929	18,381,463	$21,314	494,260	$1	$1,121	29,231	$—	$(61,503)	$(60,381)
Stock‑based compensation expense	—	—	—	—	—	—	—	—	698	—	—	—	698
Issuance of Series C preferred stock	—	—	—	—	422,119	500	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	122,634	—	128	—	—	—	128
Conversion of convertible preferred stock into common stock	(18,777,860)	(30,596)	(12,220,661)	(17,929)	(18,803,582)	(21,814)	7,661,871	7	70,333	—	—	—	70,340
Exercise and conversion of convertible preferred stock warrants into common stock	—	—	—	—	—	—	220	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering ($8.00 per share), net of expenses of $4,862	—	—	—	—	—	—	5,758,000	6	41,196	—	—	—	41,202
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,833)	(10,833)
Balance, December 31, 2014	—	—	—	—	—	—	14,036,985	14	113,476	29,231	—	(72,336)	41,154
Stock‑based compensation expense	—	—	—	—	—	—	—	—	2,108	—	—	—	2,108
Exercise of stock options	—	—	—	—	—	—	327,098	—	373	—	—	—	373
Issuance of common stock in connection with secondary public offering ($6.00 per share), net of expenses of $2,200	—	—	—	—	—	—	5,056,003	5	28,131	—	—	—	28,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,850)	(24,850)
Balance, December 31, 2015	—	$—	—	$—	—	$—	19,420,086	$19	$144,088	29,231	$—	$(97,186)	$46,921

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(24,850)	$(10,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	5
Stock-based compensation expense	2,108	698
Change in fair value of warrant liability	—	(1,192)
Amortization of debt issuance costs	7	4
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(947)	1,344
Accounts payable and accrued expenses	3,540	1,385
Net cash used in operating activities	(20,129)	(8,589)
Cash flows from investing activities
Purchases of investments	(7,705)	(33)
Maturities of short-term investments	1,743	—
Deposit on equipment	(352)	—
Net cash used in investing activities	(6,314)	(33)
Cash flows from financing activities
Proceeds from exercise of stock options	373	128
Repayment of notes payable	(206)	—
Proceeds from public offerings, net of offering costs	28,278	41,202
Proceeds from notes payable, net of issuance costs	—	6,975
Net cash provided by financing activities	28,445	48,305
Net increase in cash and cash equivalents	2,002	39,683
Cash and cash equivalents—beginning of year	49,720	10,037
Cash and cash equivalents—end of year	$51,722	$49,720
Supplemental disclosure of cash flow information
Conversion of preferred stock to common stock	$—	$70,340
Cash paid for interest	$468	$89
Financing arrangement with third-party vendor	$584	$—
Issuance of Series C Preferred Stock	$—	$500
Accrued public offering costs	$142	$—

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of the Business

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a CNS‑selective GABAA modulator being developed in three different dose forms (IV, oral capsule and oral liquid) intended to provide more treatment options to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on the GABAA receptor, a well‑characterized target in the brain known for both anti‑seizure and anti‑anxiety effects through positive allosteric modulation.  Our primary focus to date has been directed towards developing business strategies, raising capital, conducting research and development activities, and conducting preclinical testing and human clinical trials of our product candidates.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of December 31, 2015 was $97.2 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the fourth quarter of 2015, we issued a total of 5,056,003 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $28.1 million.   We believe that our cash, cash equivalents and investment balance as of December 31, 2015 is adequate to fund our operations into the second half of 2017.

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

Fair Value of Financial Instruments and Credit Risk

At December 31, 2015 and 2014, our financial instruments included cash equivalents, certificates of deposit, accounts payable, accrued expenses, and notes payable. The carrying amount of cash equivalents, certificates of deposit, accounts payable and accrued expenses approximated fair value, given their short-term nature. The carrying amount of our notes payable approximate fair value because the interest rates on these instruments are reflective of rates that we could obtain on debt with similar terms and conditions.

Cash equivalents and certificates of deposit subject us to concentrations of credit risk. However, we invest our cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government, certain SEC-registered money market funds that invest only in U.S. government obligations and various other low-risk liquid investment options, and places restrictions on portfolio maturity terms.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2015 and 2014, we invested a portion of our cash balances in money market investments, which we have included as cash equivalents on our balance sheets.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally represent payments made for goods or services to be received within one year, and are expensed as the related benefit is received.  As of December 31, 2015, this balance included a deposit of $1.0 million for clinical manufacturing supplies to be used in connection with our clinical trials.

Property and Equipment

Property and equipment consist of laboratory and office equipment and are recorded at cost. Property and equipment are depreciated on a straight‑line basis over their estimated useful lives. We estimate a life of three years for computer equipment, including software, and five years for laboratory equipment, office equipment, and furniture. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses.

Impairment of Long‑Lived Assets

We review long‑lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount an impairment loss would be recognized if the carrying value of the asset exceeded its fair value. Fair value is generally determined using discounted cash flows. Through December 31, 2015,  no impairment has occurred.

Research and Development

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, monitoring visits, clinical site activations, or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2015 and 2014, we have concluded that a full valuation allowance is necessary for our net deferred tax assets. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015 and 2014 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014
Basic and diluted net loss per share of common stock:
Net loss	$(24,850)	$(10,833)
Dividends on Series B and C Preferred Stock	—	(2,545)
Net loss applicable to common stockholders	$(24,850)	$(13,378)
Weighted average shares of common stock outstanding	14,919,783	6,152,669
Net loss per share of common stock—basic and diluted	$(1.67)	$(2.17)

Our outstanding stock options, which were 1,799,226 and 1,670,574 as of December 31, 2015 and 2014, respectively, have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.  As of December 31, 2015 and 2014, we had no other potentially dilutive securities.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss was equal to net loss for all periods presented.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one segment, which is the identification and development of neuropsychiatric therapeutics.

Stock‑Based Compensation

We account for stock‑based compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

expense related to the fair value of stock‑based awards in the statements of operations. For stock options issued to employees and members of our board of directors for their services on our board of directors, we estimate the grant‑date fair value of options using the Black‑Scholes option pricing model. The use of the Black‑Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For awards subject to time‑based vesting, we recognize stock‑based compensation expense, net of estimated forfeitures, on a straight‑line basis over the requisite service period, which is generally the vesting term of the award. For awards subject to performance‑based vesting conditions, we recognize stock‑based compensation expense when it is probable that the performance condition will be achieved. Stock‑based awards issued to non‑employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity.

Clinical Trial Expense Accruals

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third‑party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2015 and 2014, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). We do not expect the adoption of this ASU to have a material effect on our interim or annual financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our financial statements.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets
Money market funds (cash equivalents)	$50,682	$—	$—	$50,682
Certificates of deposit	5,962	—	—	5,962
December 31, 2014
Assets
Money market funds (cash equivalents)	$48,960	$—	$—	$48,960

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$311	$326
Office equipment	69	74
	380	400
Less: accumulated depreciation	(349)	(356)
	$31	$44

Depreciation expense was $11 thousand and $5 thousand for the years ended December 31, 2015 and 2014, respectively.

5. Accrued Expenses

At December 31, 2015 and 2014, accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Payroll and related costs	631	419
Clinical trials and drug development	1,188	777
Professional fees	190	186
Other	152	121
Total accrued expenses	$2,161	$1,503

6. Notes Payable

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Amended LSA”) with the same financial institution.  The Amended LSA increased the total term loan availability from $2.0 million to $12.0 million, available in four tranches (in thousands):

	Term Loan	Term Loan
Tranche	Available	Borrowed	Borrowed Date
A	$2,000	$2,000	April 2014
B	5,000	5,000	December 2014
C	2,500	—	*
D	2,500	—	*
	$12,000	$7,000

*As of December 31, 2015, we have the ability to borrow under Tranche D.  Our ability to borrow under Tranche C is conditioned upon meeting certain clinical trial milestones, which must be met by March 31, 2016.  The availability end date for Tranches C and D is March 31, 2016.

In connection with the Amended LSA, we borrowed $5.0 million available to us under Tranche B in December 2014.  As of December 31, 2015, and pursuant to the terms of the Amended LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until March 2016.  Commencing in April 2016 and continuing through March 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.  In January 2016, we achieved certain clinical trial milestones, that resulted in the extension of both the interest-only period and principal maturity dates by three months.

As of December 31, 2015, of our outstanding term loan balance of $7.0 million, $1.8 million will be due within the next twelve months, and is classified as the current portion of notes payable on our balance sheet.  Interest expense related to the term loans was $461 thousand and $117 thousand for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, we had accrued interest of $39 thousand.  There are no financial covenants associated with these term loans.  As of December 31, 2015, we were in compliance with all non-financial covenants.

Vendor Debt

In August 2015, the Company entered into a short-term loan agreement with a third-party vendor to finance insurance premiums.  The aggregate amount financed under this agreement was $584 thousand.  As of December 31, 2015, there was a balance of $378 thousand, which will be repaid in monthly installments through September 2016.

Maturities of our debt obligations over the next five years are as follows (in thousands):

Debt Maturities
2016	$2,128
2017	3,500
2018	1,750
Total maturities	$7,378

7. Stock Option and Incentive Plans

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of December 31, 2015, 549,287 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  As of December 31, 2015, 1,249,939 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 4,371 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  In accordance with the 2014 Plan, on January 1, 2016, 775,634 shares of common stock became available for future grant under the plan.

There were 1,799,226 stock options outstanding as of December 31, 2015 at a weighted average exercise price of $7.74 per share.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Year Ended
	December 31,
	2015	2014
Research and development	$685	$137
General and administrative	1,423	561
Total stock-based compensation expense	$2,108	$698

Stock Options

Options issued under both the 2005 Plan and 2014 Plan may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. A summary of activity for the years ended December 31, 2015 and 2014 is presented below (in thousands, except share and per share amounts):

		Weighted‑
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding—December 31, 2013	1,093,208	$1.04
Granted	700,000	8.99
Exercised	(122,634)	1.04
Outstanding—December 31, 2014	1,670,574	4.37
Granted	585,800	12.56
Exercised	(327,098)	1.14
Forfeited	(44,950)	6.13
Expired	(85,100)	1.04
Outstanding—December 31, 2015	1,799,226	$7.74	$3,786

Exercisable—December 31, 2015	785,174	$5.05	$2,834
Exercisable and expected to vest—December 31, 2015	1,799,226	$7.74	$3,786

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2015 is 8.5 and 7.7 years, respectively.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

The aggregate intrinsic values in the preceding table represent the total intrinsic value that would have been received had all option holders exercised their options on December 31, 2015. Intrinsic value is determined by calculating the difference between the fair value of our common stock on the last day of the year and the exercise price, multiplied by the number of options.

The weighted‑average grant date fair value of options granted was $8.15 and $6.09 per share in 2015 and 2014, respectively, and was estimated at the date of grant using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

	2015				2014
Expected stock price volatility	73.64	-	81.21%		77.66	-	86.08%
Expected term of options	5.2	-	6.1	years	5.5	-	6.06	years
Risk‑free interest rate	1.44	-	1.92%		1.75	-	1.98%
Expected annual dividend yield			0%				0%

The weighted‑average valuation assumptions were determined as follows:

•

Expected stock price volatility: The expected volatility is based on historical volatilities of similar entities within our industry which were commensurate with our expected term assumption as described in the SEC’s Staff Accounting Bulletin, or SAB, No. 107.

•

Expected term of options: We estimated the expected term of our stock options with service‑based vesting using the “simplified” method, as prescribed in SAB No. 107, whereby the expected life equals the average of the vesting tranches and the original contractual term of the option due to our lack of sufficient historical data.

•

Risk‑free interest rate: We base the risk‑free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•	Expected annual dividend yield: The estimated annual dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.

As of December 31, 2015, there was $6.6 million of total unrecognized compensation expense related to unvested stock options granted under the 2005 Plan and 2014 Plan. That expense is expected to be recognized in the years ended as follows, in thousands:

2016	$2,863
2017	2,256
2018	1,293
2019	146
$6,558

8. Commitments and Contingencies

Leases

In October 2014, we entered into a five-year operating lease agreement for office space in Radnor, Pennsylvania.  Rent payments under this lease commence May 1, 2015, with payment amounts escalating each May 1 thereafter through

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

the end of the lease term.  In December 2015, we entered into a First Amendment to this lease agreement (Amended Lease) to lease approximately 8,500 rentable square feet of office space in Radnor, Pennsylvania.  This Lease amends our existing lease agreement to replace our existing premises of approximately 4,000 rentable square feet of office space, and we are expected to commence leasing the larger office space in April 2016.  Rent payments under the Amended Lease are expected to commence June 1, 2016, with payment amounts escalating each June 1 thereafter through the end of the 62-month lease term.

In November 2015, we entered into a one-year operating lease agreement for office space in Madison, Connecticut, with two annual renewal options of one year each.  Rent payments under this lease commenced on November 1, 2015, and increase with each renewal period. Prior to that and through October 2015, we leased a facility in New Haven, Connecticut. Rent expense under these operating leases, in thousands, was $143 and  $50 for the years ended 2015 and 2014, respectively. All leases are non-cancelable.

Our annual future minimum lease payments under these leases are as follows (in thousands):

Operating Lease Payments
2016	$232
2017	311
2018	318
2019	324
2020	330
Thereafter	139
Total minimum lease payments	$1,654

Contractual Obligations

In June 2015, we entered into a contract with a third party for up to $3.8 million in clinical manufacturing supplies to support our ongoing clinical trials for ganaxolone.  Delivery is expected to begin in the first quarter of 2016 and complete by the end of the year.  In July 2015, we paid $1.0 million of this commitment, which is recorded in prepaid expenses and other current assets as of December 31, 2015. The balance of $2.8 million is due in 2016.

Employee Benefit Plan

We maintain a Section 401(k) retirement plan for all employees. Employees can contribute up to 50% of their eligible pay, subject to maximum amounts allowed under law. We may make discretionary profit sharing contributions, which vest over a period of four years from each employee’s commencement of employment with us. We have not made any discretionary contributions.

License Agreement

We are obligated to pay royalties pursuant to a license agreement with Purdue as a percentage of net product sales for direct licensed products, such as ganaxolone. The obligation to pay royalties expires, on a country‑by‑country basis, 10 years from the first commercial sale of a licensed product in each country. The agreement also requires that we pay Purdue a percentage of the non‑royalty consideration that we receive from a sublicensee and a percentage of milestone payments for indications other than seizure disorders and vascular migraine headaches not associated with mood disorders. Under the license agreement, we are committed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

9. Income Taxes

As of December 31, 2015 and 2014, we had approximately $93.2 million and $68.0 million, respectively, of net operating loss  (NOL), carry forwards available to offset future federal and state taxable income that will expire beginning in 2023. We also have federal research and development credit carryovers of approximately $3.7 million and state credit carryovers of approximately $0.4 million which expire beginning in 2019.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three ‑ year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. We are currently evaluating the ownership history of our company to determine if there were any ownership changes as defined under Section 382(g) of the Code and the effects any ownership change may have had.

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2015	2014
Gross deferred tax assets:
Net operating loss carryforwards	$37,051	$26,505
Accrued expenses	29	—
Contributions	6	5
Deferred expenses	23	—
Stock‑based compensation	826	211
Research and development and other credits	4,123	3,075
Total gross deferred tax assets	42,058	29,796
Gross deferred tax liabilities:
Depreciation	(2)	(1)
Total gross deferred tax liabilities	(2)	(1)
Net deferred tax assets	42,056	29,795
Less: valuation allowance	(42,056)	(29,795)
Net deferred tax assets after valuation allowance	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2015. The valuation allowance increased by $12.3 million and $3.9 million during the years ended December 31, 2015 and 2014, respectively, due primarily to the generation of NOLs during those periods.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

We did not have unrecognized tax benefits as of December 31, 2015 and 2014, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in income tax expense. We did not have uncertain tax positions as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, we have not accrued interest or penalties related to any uncertain tax positions. Our tax returns filed since inception are still subject to examination by major tax jurisdictions.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended
	December 31,
	2015	2014
Federal income tax expense at statutory rate	34.0%	34.0%
Permanent items	(1.0)	(5.4)
State income tax, net of federal benefit	7.1	3.8
R&D tax credits	4.2	4.2
Other	5.0	—
Change in valuation allowance	(49.3)	(36.6)
Effective income tax rate	0.0%	0.0%

For all years through December 31, 2015, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

We file income tax returns in the United States, the State of Connecticut, and the Commonwealth of Pennsylvania. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2012 through December 31, 2014. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

10. Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2015
Research and development expenses	$5,468	$3,915	$3,472	$6,061	$18,916
General and administrative expenses	$1,447	$1,255	$1,378	$1,436	$5,516
Net loss and net loss applicable to common stockholders	$(7,007)	$(5,273)	$(4,963)	$(7,607)	$(24,850)
Net loss per share, basic and diluted	$(0.50)	$(0.37)	$(0.35)	$(0.45)	$(1.67)
2014
Research and development expenses	$2,149	$2,805	$1,569	$2,167	$8,690
General and administrative expenses	$517	$458	$868	$1,387	$3,230
Net loss	$(2,235)	$(3,323)	$(1,668)	$(3,607)	$(10,833)
Cumulative preferred stock dividends	$(1,071)	$(1,102)	$(372)	$-	$(2,545)
Net loss applicable to common stockholders	$(3,306)	$(4,425)	$(2,040)	$(3,607)	$(13,378)
Net loss per share, basic and diluted	$(7.09)	$(7.98)	$(0.22)	$(0.26)	$(2.17)

Exhibit No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on August 7, 2014.)
3.2	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on August 7, 2014.)
4.1	Specimen Certificate evidencing shares of the Company’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
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
10.3+

Amended and Restated Employment Agreement dated as of March 11, 2015 between the Company and Christopher M. Cashman. (Incorporated by reference to Exhibit 10.3 to Form 10-K annual report filed on March 12, 2015.)

10.4+

Amended and Restated Employment Agreement dated as of March 11, 2015 between the Company and Edward F. Smith. (Incorporated by reference to Exhibit 10.4 to Form 10-K annual report filed on March 12, 2015.)

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

10.13+	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, effective as of August 5, 2014. (Incorporated by reference to Exhibit 10.13 to Form 10-K annual report filed on March 12, 2015.)
10.14

First Amendment to Loan and Security Agreement dated as of December 3, 2014 between Square 1 Bank and the Company. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on August 7, 2014.)

10.15+	Employment Agreement dated as of March 11, 2015 between the Company and Albena Patroneva. (Incorporated by reference to Exhibit 10.15 to Form 10-K annual report filed on March 12, 2015.)
10.16+	Form of Incentive Stock Option Agreement for Officers Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K annual report filed on March 12, 2015.)
10.17+	Form of Incentive Stock Option Agreement for Employees Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K annual report filed on March 12, 2015.)
10.18+	Form of Nonqualified Stock Option Agreement Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.18 to Form 10-K annual report filed on March 12, 2015.)

Exhibit No.	Description of Exhibit
10.19

First Amendment to Lease agreement dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc, amending Lease agreement dated as of October 14, 2014 between Radnor Center Associates and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on January 4, 2016.)

10.20

Second Amendment to Loan and Security Agreement dated as of February 2, 2015 between Square 1 Bank and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on October 29, 2015.)

10.21

Third Amendment to Loan and Security Agreement dated as of October 29, 2015 between Pacific Western Bank (as successor in interest by merger to Square 1 Bank) and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q quarterly report filed on October 29, 2015.)

10.22

Equity Distribution Agreement dated as of August 13, 2015 between the Company and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form S-3 registration statement filed on August 13, 2015.)

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