Form 10-Q
period 2016-03-31
MARINUS PHARMACEUTICALS INC
filed 2016-05-02
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36576

MARINUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0198082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 N. Radnor Chester Rd, Suite 250

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

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 29, 2016 was: 19,509,220.

MARINUS PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$46,729	$51,722
Short-term investments	4,471	4,474
Prepaid expenses and other current assets	516	1,571
Total current assets	51,716	57,767
Property and equipment, net	779	31
Investments	248	1,488
Other assets	43	362
Total assets	$52,786	$59,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$2,878	$2,128
Accounts payable	2,553	3,146
Accrued expenses	2,323	2,161
Total current liabilities	7,754	7,435
Notes payable	4,363	5,236
Other long-term liabilities	102	56
Total liabilities	12,219	12,727
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 19,538,451 issued and 19,509,220 outstanding at March 31, 2016 and 19,420,086 issued and 19,390,855 outstanding at December 31, 2015	20	19
Additional paid-in capital	144,949	144,088
Treasury stock at cost, 29,231 shares at March 31, 2016 and December 31, 2015	—	—
Accumulated deficit	(104,402)	(97,186)
Total stockholders’ equity	40,567	46,921
Total liabilities and stockholders’ equity	$52,786	$59,648

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Expenses:
Research and development	$5,494	$5,468
General and administrative	1,604	1,447
Loss from operations	(7,098)	(6,915)
Interest income	22	14
Interest expense	(124)	(116)
Other income (expense)	(16)	10
Net loss	$(7,216)	$(7,007)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.37)	$(0.50)
Basic and diluted weighted average shares outstanding	19,464,669	14,068,238

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(7,216)	$(7,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Stock-based compensation expense	739	383
Amortization of debt issuance costs	2	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,055	107
Accounts payable and accrued expenses	(664)	2,561
Net cash used in operating activities	(6,082)	(3,952)
Cash flows from investing activities
Purchases of investments	—	(1,491)
Purchases of equipment	(23)	—
Maturities of short-term investments	1,243	—
Deposit on equipment	(30)	—
Net cash provided by (used in) investing activities	1,190	(1,491)
Cash flows from financing activities
Proceeds from exercise of stock options	123	200
Financing costs	(142)	—
Payments on notes payable	(82)	—
Net cash (used in) provided by financing activities	(101)	200
Net decrease in cash and cash equivalents	(4,993)	(5,243)
Cash and cash equivalents—beginning of period	51,722	49,720
Cash and cash equivalents—end of period	$46,729	$44,477
Supplemental disclosure of cash flow information
Cash paid for interest	$120	$114
Payment on notes payable in accounts payable	$43	$—
Property and equipment in accounts payable and accruals	$378	$—

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

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of March 31, 2016 was $104.4 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the fourth quarter of 2015, we issued a total of 5,056,003 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $28.1 million.   We believe that our cash, cash equivalents and investment balance as of March 31, 2016 is adequate to fund our operations into the second half of 2017.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP). In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 and accompanying notes thereto included in our annual report on Form 10-K filed with the SEC on March 7, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. We adopted this ASU in the first fiscal quarter of 2016, which required retrospective adjustment to previously issued financial statements.  As a result of the adoption of this ASU, we reclassified our capitalized debt issuance costs previously recorded within Other Assets to a contra-liability reducing Notes Payable on the balance sheets.  The reclassification was $14 thousand as of December 31, 2015.  This ASU had no effect on our results of operations or liquidity.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets
Money market funds (cash equivalents)	$45,975	$—	$—	$45,975
Certificates of deposit	4,719	—	—	4,719
December 31, 2015
Assets
Money market funds (cash equivalents)	$50,682	$—	$—	$50,682
Certificates of deposit	5,962	—	—	5,962

4. Accrued Expenses

At March 31, 2016 and December 31, 2015 accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Payroll and related costs	378	631
Clinical trials and drug development	1,356	1,188
Professional fees	180	190
Other	409	152
Total accrued expenses	$2,323	$2,161

5. Notes Payable

In April 2014, we borrowed $2.0 million pursuant to a Loan and Security Agreement (LSA) we entered into with a financial institution. Pursuant to the terms of the LSA, we made monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until the LSA was amended in December 2014.

In December 2014, February 2015, October 2015, and April 2016 we entered into a First, Second, Third and Fourth Amendment to Loan and Security Agreement (collectively, “the Amended LSA”) with the same financial institution.  The Amended LSA increased the total term loan availability from $2.0 million to $12.0 million, available in four tranches (in thousands):

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

	Term Loan	Term Loan
Tranche	Available	Borrowed	Borrowed Date
A	$2,000	$2,000	April 2014
B	5,000	5,000	December 2014
C	2,500	—	*
D	2,500	—	*
	$12,000	$7,000

*As of March 31, 2016, we have the ability to borrow under Tranche D.  Our ability to borrow under Tranche C is conditioned upon meeting certain clinical trial milestones.  The availability end date for Tranches C and D is September 30, 2016.

In connection with the Amended LSA, we borrowed $5.0 million available to us under Tranche B in December 2014.  As of March 31, 2016, and pursuant to the terms of the Amended LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until June 2016.  Commencing in July 2016 and continuing through June 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.

As of March 31, 2016, of our outstanding term loan balance of $7.0 million, $2.6 million will be due within the next twelve months, and is classified as the current portion of notes payable on our balance sheet.  Interest expense related to the term loans was $119 thousand and $116 thousand for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, we had accrued interest of $39 thousand.  There are no financial covenants associated with these term loans.  As of March 31, 2016, we were in compliance with all non-financial covenants.

Vendor Debt

In August 2015, the Company entered into a short-term loan agreement with a third-party vendor to finance insurance premiums.  The aggregate amount financed under this agreement was $584 thousand.  As of March 31, 2016, there was a balance of $253 thousand, which will be repaid in monthly installments through September 2016.

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

Our outstanding stock options, which were 1,731,722 and 1,478,662 as of March 31, 2016 and 2015, respectively, have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.  As of March 31, 2016, we had no other potentially dilutive securities.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

7. Investments

As of March 31, 2016, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  Certificates of deposit with maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term investments on our balance sheet.  All investments are classified as held-to-maturity and are recorded at amortized cost.  Fair value of our investments approximates the carrying value on our balance sheet.

8. Stock Option and Incentive Plans

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of March 31, 2016, 430,922 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of March 31, 2016, 1,300,800 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 724,773 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  There were 1,731,722 stock options outstanding as of March 31, 2016 at a weighted-average exercise price of $7.98 per share.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$233	$127
General and administrative	506	256
Total stock-based compensation expense	$739	$383

9. Commitments

In June 2015, we entered into a contract with a third party for up to $3.8 million in clinical manufacturing supplies to support our ongoing clinical trials for ganaxolone.  Partial delivery occurred in the first quarter of 2016, and future deliveries are expected later in 2016.  We recorded $1.3 million of research and development expense in the first quarter of 2016 related to these supplies, of which $0.3 million is included in accrued expenses as of March 31, 2016. The balance of $2.8 million is due in 2016..

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2015 which are included in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

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

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. At March 31, 2016, we had cash, cash equivalents and investment balances of $51.4 million.  We have no products currently available for sale and substantially all of our revenue to date has been derived from research grants. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $7.2 million for the three months ended March 31, 2016.  Our accumulated deficit as of March 31, 2016 was $104.4 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct clinical proof-of-concept clinical trials in targeted rare disease indications, including PCDH19, FXS, status epilepticus (SE) and other indications;

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

We believe that our cash, cash equivalents and investments as of March 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2017. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

Interest Expense

Interest expense is attributable to interest expense associated with our credit facility entered into in April 2014, as amended.

Results of Operations

Research and Development Expenses

Research and development expenses remained flat at $5.5 million for the three months ended March 31, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses increased to $1.6 million for the three months ended March 31, 2016, as compared to $1.4 million for the same period in the prior year. The increase in general and administrative expenses was primarily due to increases in non-cash stock-based compensation expense.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $7.2 million for the three months ended March 31, 2016.  Our cash used in operating activities was $6.1 million for the three months ended March 31, 2016 compared to $4.0 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt. At March 31, 2016, we had cash, cash equivalents and investment balances of $51.4 million.

Credit Facility

In April 2014, we borrowed $2.0 million pursuant to a Loan and Security Agreement (LSA) we entered into with a financial institution.  Pursuant to the terms of the LSA, we made monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until the LSA was amended in December 2014.

In December 2014, February 2015, October 2015 and April 2016 we entered into a First, Second, Third and Fourth Amendment to Loan and Security Agreement (collectively, “the Amended LSA”) with the same financial institution.  The Amended LSA increased the total term loan availability from $2.0 million to $12.0 million, available in four tranches (in thousands):

	Term Loan	Term Loan
Tranche	Available	Borrowed	Borrowed Date
A	$2,000	$2,000	April 2014
B	5,000	5,000	December 2014
C	2,500	—	*
D	2,500	—	*
	$12,000	$7,000

*  As of March 31, 2016, we have the ability to borrow under Tranche D.  Our ability to borrow under Tranche C is conditioned upon meeting certain clinical trial milestones.  The availability end date for Tranches C and D is September 30, 2016.

In connection with the Amended LSA, we borrowed $5.0 million available to us under Tranche B in December 2014.  As of March 31, 2016, and pursuant to the terms of the Amended LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until June 2016.  Commencing in July 2016 and continuing through June 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.

As of March 31, 2016, of our outstanding term loan balance of $7.0 million, $2.6 million will be due within the next twelve months, and is classified as the current portion of notes payable on our balance sheet.  Interest expense related to the term loans was $119 thousand and $116 thousand for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, we had accrued interest of $39 thousand.  There are no financial covenants associated with these term loans.  As of March 31, 2016, we were in compliance with all non-financial covenants.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $6.1 million for the three months ended March 31, 2016 compared to $4.0 million for the same period a year ago. The increase was driven primarily by an increase in net use of cash related to the changes in operating assets and liabilities of $2.3 million.  This increase in net use of cash was primarily due to payment obligations related to certain drug manufacturing contracts in 2016.

Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2016 represents $1.2 million in certificate of deposit maturities offset by payments of $53 thousand for clinical research equipment.  Cash used in investing activities for the three months ended March 31, 2015 represents purchases of certificates of deposit of $1.5 million.

Financing Activities.  Cash used in financing activities was $0.1 million for the three months ended March 31, 2016 due to installment payments made to a third-party vendor for financed insurance premiums and payment of financing costs related to our secondary public offering, offset by proceeds from the exercise of outstanding stock options.  Cash provided by financing activities for the three months ended March 31, 2015 of $0.2 million was due to proceeds from the exercise of outstanding stock options.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of March 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2017. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2015, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 7, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $51.4 million at March 31, 2016, consisting primarily of funds in cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We commenced operations in 2003 and our operations to date have been limited to conducting product development activities for ganaxolone and performing research and development with respect to our clinical and preclinical programs. In addition, as a clinical stage biopharmaceutical company, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval to commercialize any of our product candidates. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception, including a  net loss of $7.2 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $104.4 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash, cash equivalents and investments as of March 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

We have received orphan drug designation for treating PCDH19 and SE with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications or any future product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

As of March 31, 2016, we had 12 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 31, 2016 we had outstanding a total of 19,509,220 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. There were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended as of March 31, 2016. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan was 724,773 as of March 31, 2016.  In accordance with the 2014 Plan, on January 1, 2016, 775,634 shares of common stock became available for future grant under the plan Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on August 1, 2014.  As of March 31, 2016, we have used approximately $23.5 million of the funds received from our initial public offering (IPO) in support of our clinical trials and payments to research and development consultants, including compensation of certain employees and officers, and approximately $9.5 million for general corporate purposes, including compensation of certain employees, officers, and directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 29, 2016, we entered into a Fourth Amendment to Loan and Security Agreement (Loan Agreement) with Pacific Western Bank (Amendment).  The Amendment extends the availability end date for Tranches C and D.  The details of these changes are reflected in our disclosures under the heading “Liquidity and Capital Resources – Credit Facility” included in Item 2 of this report on Form 10-Q, which we incorporate by reference into this Item 5.

A copy of the Amendment is attached as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.  The description of the Amendment is a summary only and is qualified in its entirety by reference to Exhibit 10.1.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Fourth Amendment to Loan and Security Agreement dated as of April 29, 2016 between Pacific Western Bank and Marinus Pharmaceuticals, Inc. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	May 2, 2016
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 2, 2016
Edward F. Smith

EXHIBITS INDEX

Exhibit Number	Exhibit Description

10.1	Fourth Amendment to Loan and Security Agreement dated as of April 29, 2016 between Pacific Western Bank and Marinus Pharmaceuticals, Inc. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document