Form 10-Q
period 2016-06-30
MARINUS PHARMACEUTICALS INC
filed 2016-08-09
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 8, 2016 was: 19,509,220.

MARINUS PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$39,102	$51,722
Short-term investments	4,917	4,474
Prepaid expenses and other current assets	385	1,571
Total current assets	44,404	57,767
Property and equipment, net	1,017	31
Investments	744	1,488
Other assets	—	362
Total assets	$46,165	$59,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,627	$2,128
Accounts payable	2,824	3,146
Accrued expenses	3,745	2,161
Total current liabilities	10,196	7,435
Notes payable	3,489	5,236
Other long-term liabilities	149	56
Total liabilities	13,834	12,727
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 19,538,451 issued and 19,509,220 outstanding at June 30, 2016 and 19,420,086 issued and 19,390,855 outstanding at December 31, 2015	20	19
Additional paid-in capital	145,662	144,088
Treasury stock at cost, 29,231 shares at June 30, 2016 and December 31, 2015	—	—
Accumulated deficit	(113,351)	(97,186)
Total stockholders’ equity	32,331	46,921
Total liabilities and stockholders’ equity	$46,165	$59,648

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Expenses:
Research and development	$7,258	$3,915	$12,752	$9,384
General and administrative	1,586	1,255	3,190	2,696
Loss from operations	(8,844)	(5,170)	(15,942)	(12,080)
Interest income	34	15	56	28
Interest expense	(124)	(117)	(248)	(232)
Other income (expense)	(15)	(1)	(31)	9
Net loss	$(8,949)	$(5,273)	(16,165)	(12,275)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.46)	$(0.37)	$(0.83)	$(0.87)
Basic and diluted weighted average shares outstanding	19,509,220	14,223,739	19,486,944	14,146,431

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(16,165)	$(12,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	6
Stock-based compensation expense	1,476	771
Amortization of debt issuance costs	4	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,186	219
Accounts payable and accrued expenses	1,228	2,097
Net cash used in operating activities	(12,262)	(9,178)
Cash flows from investing activities
Purchases of investments	(2,434)	(1,740)
Purchases of equipment	(406)	—
Maturities of short-term investments	2,735	249
Deposit on equipment	—	(352)
Net cash used in investing activities	(105)	(1,843)
Cash flows from financing activities
Proceeds from exercise of stock options	123	234
Financing costs	(167)	—
Payments on notes payable	(209)	—
Net cash (used in) provided by financing activities	(253)	234
Net decrease in cash and cash equivalents	(12,620)	(10,787)
Cash and cash equivalents—beginning of period	51,722	49,720
Cash and cash equivalents—end of period	$39,102	$38,933
Supplemental disclosure of cash flow information
Cash paid for interest	$243	$230
Payment on notes payable in accounts payable	$43	$—
Property and equipment in accounts payable	$227	$—

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Liquidity

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a CNS‑selective GABAA modulator being developed in three different dose forms (intravenous (IV), oral capsule and oral liquid) intended to provide more treatment options to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on the GABAA receptor, a well‑characterized target in the brain known for both anti‑seizure and anti‑anxiety effects through positive allosteric modulation.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of June 30, 2016 was $113.4 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the fourth quarter of 2015, we issued a total of 5,056,003 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of $28.1 million.   We believe that our cash, cash equivalents and investment balance as of June 30, 2016 is adequate to fund our operations into the first half of 2018.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

•	Level 3 — Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets
Money market funds (cash equivalents)	$35,066	$—	$—	$35,066
Certificates of deposit	5,661	—	—	5,661
December 31, 2015
Assets
Money market funds (cash equivalents)	$50,682	$—	$—	$50,682
Certificates of deposit	5,962	—	—	5,962

4. Accrued Expenses

At June 30, 2016 and December 31, 2015 accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Payroll and related costs	658	631
Clinical trials and drug development	2,716	1,188
Professional fees	197	190
Other	174	152
Total accrued expenses	$3,745	$2,161

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

* As of June 30, 2016, we have the ability to borrow under Tranche D.  Our ability to borrow under Tranche C is conditioned upon meeting certain clinical trial milestones.  The availability end date for Tranches C and D is September 30, 2016.

In connection with the Amended LSA, we borrowed $5.0 million available to us under Tranche B in December 2014.  As of June 30, 2016, and pursuant to the terms of the Amended LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until June 2016.  Commencing in July 2016 and continuing through June 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.

As of June 30, 2016, of our outstanding term loan balance of $7.0 million, $3.5 million will be due within the next twelve months, and is classified as the current portion of notes payable on our balance sheet.  Interest expense related to the term loans was $121 thousand and $240 thousand for the three and six months ended June 30, 2016, respectively.  As of June 30, 2016, we had accrued interest of $39 thousand.  There are no financial covenants associated with these term loans.  As of June 30, 2016, we were in compliance with all non-financial covenants.

Vendor Debt

In August 2015, the Company entered into a short-term loan agreement with a third-party vendor to finance insurance premiums.  The aggregate amount financed under this agreement was $584 thousand.  As of June 30, 2016, there was a balance of $127 thousand, which will be repaid in monthly installments through September 2016.

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

Our outstanding stock options, which were 1,780,222 and 1,410,712 as of June 30, 2016 and 2015, respectively, have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive.  As of June 30, 2016, we had no other potentially dilutive securities.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

7. Investments

As of June 30, 2016, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  Certificates of deposit with maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term investments on our balance sheet.  All investments are classified as held-to-maturity and are recorded at amortized cost.  Fair value of our investments approximates the carrying value on our balance sheet.

8. Stock Option and Incentive Plans

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of June 30, 2016, 430,922 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of June 30, 2016, 1,349,300 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 676,273 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  There were 1,780,222 stock options outstanding as of June 30, 2016 at a weighted-average exercise price of $7.91 per share.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$213	$131	$446	$257
General and administrative	525	257	1,030	514
Total stock-based compensation expense	$738	$388	$1,476	$771

9. Commitments

In June 2015, we entered into a contract with a third party for clinical manufacturing supplies to support our ongoing clinical trials for ganaxolone.  Full delivery occurred during the first two quarters of 2016.  We recorded $1.7 million and $3.0 million of research and development expense in the three and six months ended June 30, 2016, respectively, related to these supplies, of which $2.0 million is included in accrued expenses as of June 30, 2016..

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a CNS‑selective GABAA modulator being developed in three different dose forms (intravenous (IV), oral capsule and oral liquid) intended to provide more treatment options to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on the GABAA receptor, a well‑characterized target in the brain known for both anti‑seizure and anti‑anxiety effects through positive allosteric modulation.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. At June 30, 2016, we had cash, cash equivalents and investment balances of $44.8 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $8.9 million and $16.2 million for the three and six months ended June 30, 2016, respectively.  Our accumulated deficit as of June 30, 2016 was $113.4 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct clinical proof-of-concept clinical trials in targeted rare disease indications, including PCDH19 pediatric epilepsy (PCDH19) and other pediatric epilepsies, Fragile X Syndrome (FXS), status epilepticus (SE) and other indications;

•continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•conduct other preclinical and clinical studies to support the filing of a New Drug Application (NDA) with the Food and Drug Administration (FDA) and other regulatory agencies in other countries;

•maintain, expand and protect our global intellectual property portfolio;

•hire additional clinical, manufacturing, and scientific personnel; and

•add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash, cash equivalents and investments as of June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2018. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

Recent Developments

Drug-resistant Focal Onset Seizures

In June 2016, we announced top-line results from our Phase 3 clinical trial in adults with drug-resistant focal onset seizures.  In this trial, ganaxolone did not meet the primary endpoint of demonstrating a statistically significant difference from placebo.  As a result, we are discontinuing our program in adult focal onset seizures and will focus our efforts on advancing ganaxolone in status epilepticus and pediatric orphan indications.  The majority of our research and development expenditures for the last few years were in support of our drug-resistant focal onset seizure program.

FXS

In June 2016, we announced top-line data from a Phase 2 exploratory, investigator-sponsored study to evaluate the safety, tolerability and efficacy of ganaxolone for the treatment of anxiety and attention in children with FXS. The investigator selected Clinical Global Impression of Improvement (CGI-I), which is a broad scale to assess the overall improvement across the entire Fragile X Syndrome, as the primary endpoint of the study. While this primary endpoint was not met, treatment with ganaxolone improved anxiety and hyperactivity across multiple measures in FXS patients with high baseline anxiety. We believe the results from this study support the anxiolytic effect of ganaxolone and we plan to advance the clinical development of ganaxolone in anxious FXS patients.

SE

In June 2016, we dosed the first subject in our Phase 1 clinical trial of ganaxolone IV for the treatment of SE. The study is designed to evaluate the safety, pharmacokinetics, and pharmacodynamics of ganaxolone IV in healthy volunteers, with data anticipated in the second half of 2016.

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

We expense research and development costs as we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us.

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

Results of Operations

Research and Development Expenses

Research and development expenses increased to $7.3 million and $12.8 million for the three and six months ended June 30, 2016, respectively, as compared to $3.9 million and $9.4 million for the same periods in the prior year.  The increase in both periods was due primarily to $1.7 million in clinical manufacturing supplies received, an increase of approximately $0.6 million in expenses associated with preclinical and clinical activities in our IV program, and approximately $0.5 million associated with data analysis related to our Phase 3 clinical trial in adults with drug-resistant focal onset seizures.

The primary drivers of our research and development expenditures were in our drug-resistant focal onset seizurs and IV programs.  We incurred $4.8 million and $0.7 million in research and development expenses related to our preclinical and clinical activities associated with our drug-resistant focal onset seizures and IV programs, respectively, in the three months ended June 30, 2016, compared to $3.0 million and $0.1 million for the same period in the prior year.  We incurred $8.8 million and $1.0 million in research and development expenses related to our preclinical and clinical activities associated with our drug-resistant focal onset seizures and IV programs, respectively, in the six months ended June 30, 2016, compared to $7.1 million and $0.3 million for the same period in the prior year.

General and Administrative Expenses

General and administrative expenses increased to $1.6 million and $3.2 million for the three and six months ended June 30, 2016, respectively, as compared to $1.3 million and $2.7 million for the same periods in the prior year. The increase in both periods was primarily due to increases in non-cash stock-based compensation expense.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $8.9 million and $16.2 million for the three and six months ended June 30, 2016, respectively.  Our cash used in operating activities was $12.3 million for the six months ended June 30, 2016 compared to $9.2 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt. At June 30, 2016, we had cash, cash equivalents and investment balances of $44.8 million.

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

*  As of June 30, 2016, we have the ability to borrow under Tranche D.  Our ability to borrow under Tranche C is conditioned upon meeting certain clinical trial milestones.  The availability end date for Tranches C and D is September 30, 2016.

In connection with the Amended LSA, we borrowed $5.0 million available to us under Tranche B in December 2014.  As of June 30, 2016, and pursuant to the terms of the Amended LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until June 2016.  Commencing in July 2016 and continuing through June 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.

As of June 30, 2016, of our outstanding term loan balance of $7.0 million, $3.5 million will be due within the next twelve months, and is classified as the current portion of notes payable on our balance sheet.  Interest expense related to the term loans was $121 thousand and $240 thousand for the three and six months ended June 30, 2016, respectively.  As of June 30, 2016, we had accrued interest of $39 thousand.  There are no financial covenants associated with these term loans.  As of June 30, 2016, we were in compliance with all non-financial covenants.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $12.3 million for the six months ended June 30, 2016 compared to $9.2 million for the same period a year ago. The increase was driven primarily by an increase in our net loss of $3.9 million, partially offset by an increase in stock-based compensation expense of $0.7 million.

Investing Activities.  Cash used in investing activities for the six months ended June 30, 2016 represents payments of $0.4 million for furniture and equipment and purchases of $2.4 million in certificates of deposit, offset by maturities of $2.7 million in certificates of deposit.  Cash used in investing activities for the six months ended June 30, 2015 represents purchases of $1.7 million in certificates of deposit, offset by maturities of $0.2 million in certificates of deposit.

Financing Activities.  Cash used in financing activities was $0.3 million for the six months ended June 30, 2016 due to installment payments made to a third-party vendor for financed insurance premiums and payment of financing costs related to our secondary public offering, offset by proceeds from the exercise of outstanding stock options.  Cash provided by financing activities for the three months ended June 30, 2015 of $0.2 million was due to proceeds from the exercise of outstanding stock options.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of June 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2018. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2015, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 7, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $44.8 million at June 30, 2016, consisting primarily of funds in cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $16.2 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $113.4 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash, cash equivalents and investments as of June 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Success in preclinical studies and early clinical trials does not ensure that later trials will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in preclinical studies and clinical trials, even after seeing promising results in earlier studies and trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 study in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistical separation in a recently Phase 3 study for the same indication. As a result, we are discontinuing our program in adult focal onset seizures and will focus our efforts on advancing ganaxolone in status epilepticus and pediatric orphan indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted.

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

Specifically, there are more than 15 approved antiepileptic drugs (AEDs) available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by UCB, GlaxoSmithKline, Eisai, and Sunovion Pharmaceuticals. Additionally, there are several drugs in development for the treatment of behavioral and mental health conditions associated with FXS, including compounds being developed by Roche, Sunovion Pharmaceuticals, Afraxis, Alcobra and Neuren Pharmaceuticals. Sage Therapeutics is developing similarly mechanized molecules as ganaxolone for treatment of SE as well as other seizure and non-seizure disorders.

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

We rely on third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices (GLP) and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations and Good Clinical Practices (GCP), which are international requirements meant to protect the rights and health of subjects that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for ganaxolone and any future product candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

As of June 30, 2016, we had 14 full-time and one part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2016 we had outstanding a total of 19,509,220 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales  such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of June 30, 2016, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan was 676,273 as of June 30, 2016.  In accordance with the 2014 Plan, on January 1, 2016, 775,634 shares of common stock became available for future grant under the plan. Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Initial Public Offering Proceeds

Our initial public offering (IPO) of common stock was effected pursuant to a registration statement on Form S-1 (File No 333-195895) that was declared effective by the SEC on July 31, 2014, pursuant to which we registered the offering and sale of 6,468,750 shares of common stock, $0.001 par value per share (including 843,750 shares available to the underwriters’ for exercise of an option to purchase additional shares, of which 133,000 shares were exercised in September 2014) at a public offering price of $8.00 per share for an aggregate public offering price of $46.1 million.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on August 1, 2014.  As of June 30, 2016, we have used approximately $28.9 million of the funds received from our IPO in support of our clinical trials and payments to research and development consultants, including compensation of certain employees and officers, and approximately $11.2 million for general corporate purposes, including compensation of certain employees, officers, and directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.02 of Form 8-K disclosure

Effective August 3, 2016, the employment agreements of Christopher M. Cashman, the Chairman and Chief Executive Officer of Marinus Pharmaceuticals, Inc. (Marinus), Edward F. Smith, the Chief Financial Officer of Marinus, and Albena Patroneva, M.D., the Chief Medical Officer of Marinus were amended to update base salary and bonus target information.  The new salary amounts for Mr. Cashman, Mr. Smith and Dr. Patroneva are at an annual rate of not less than $484,100, $360,500 and $345,000, respectively.  The new bonus targets for Mr. Cashman, Mr. Smith and Dr. Patroneva provide for up to 53%, 40% and 40%, respectively, of the employee’s base salary based upon the achievement of performance objectives established annually by the Board of Directors or its Compensation Committee.

A copy of each Amended and Restated Employment Agreement is attached as Exhibits 10.1, 10.2 and 10.3 to this quarterly report on Form 10-Q and incorporated herein by reference.  The description of the Amended and Restated Employment Agreements is a summary only and is qualified in its entirety by reference to Exhibits 10.1, 10.2, and 10.3.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1+	Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Christopher M. Cashman.

10.2+	Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Edward F. Smith.

10.3+	Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Albena Patroneva, M.D.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	August 9, 2016
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 9, 2016
Edward F. Smith

EXHIBITS INDEX

Exhibit Number	Exhibit Description

10.1+	Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Christopher M. Cashman.

10.2+	Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Edward F. Smith.

10.3+	Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Albena Patroneva, M.D..

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.