Form 10-Q
period 2016-09-30
MARINUS PHARMACEUTICALS INC
filed 2016-11-08
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 7, 2016 was: 19,705,495.

MARINUS PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$32,895	$51,722
Short-term investments	3,675	4,474
Prepaid expenses and other current assets	553	1,571
Total current assets	37,123	57,767
Property and equipment, net	1,016	31
Investments	496	1,488
Other assets	—	362
Total assets	$38,635	$59,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,500	$2,128
Accounts payable	3,845	3,146
Accrued expenses	1,836	2,161
Total current liabilities	9,181	7,435
Notes payable	2,616	5,236
Other long-term liabilities	145	56
Total liabilities	11,942	12,727
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 19,734,726 issued and 19,705,495 outstanding at September 30, 2016 and 19,420,086 issued and 19,390,855 outstanding at December 31, 2015	20	19
Additional paid-in capital	146,487	144,088
Treasury stock at cost, 29,231 shares at September 30, 2016 and December 31, 2015	—	—
Accumulated deficit	(119,814)	(97,186)
Total stockholders’ equity	26,693	46,921
Total liabilities and stockholders’ equity	$38,635	$59,648

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Expenses:
Research and development	$4,840	$3,472	$17,593	$12,856
General and administrative	1,529	1,378	4,719	4,074
Loss from operations	(6,369)	(4,850)	(22,312)	(16,930)
Interest income	36	15	93	44
Interest expense	(118)	(121)	(365)	(353)
Other income (expense)	(13)	(7)	(44)	2
Net loss	$(6,464)	$(4,963)	$(22,628)	$(17,237)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.33)	$(0.35)	$(1.16)	$(1.21)
Basic and diluted weighted average shares outstanding	19,509,220	12,289,939	19,494,424	14,194,793

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(22,628)	$(17,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	8
Stock-based compensation expense	2,276	1,368
Amortization of debt issuance costs	5	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,054	(1,260)
Accounts payable and accrued expenses	556	2,036
Net cash used in operating activities	(18,721)	(15,080)
Cash flows from investing activities
Purchases of investments	(2,434)	(6,961)
Maturities of short-term investments	4,225	498
Purchases of equipment	(643)	(352)
Net cash provided by (used in) investing activities	1,148	(6,815)
Cash flows from financing activities
Proceeds from exercise of stock options	123	373
Financing costs	(167)	(89)
Payments on notes payable	(1,210)	(82)
Net cash (used in) provided by financing activities	(1,254)	202
Net decrease in cash and cash equivalents	(18,827)	(21,693)
Cash and cash equivalents—beginning of period	51,722	49,720
Cash and cash equivalents—end of period	$32,895	$28,027
Supplemental disclosure of cash flow information
Cash paid for interest	$360	$348
Financing arrangement with third-party vendor	$—	$584
Payment on notes payable in accounts payable	$43	$—
Purchase of property and equipment in accounts payable	$6	$—

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Liquidity

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a CNS‑selective GABAA modulator being developed in three different dose forms (intravenous (IV), oral capsule and oral liquid) intended to maximize therapeutic reach to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on the GABAA receptor, a well‑characterized target in the brain known for both anti‑seizure and anti‑anxiety effects through positive allosteric modulation.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of September 30, 2016 was $119.8 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the fourth quarter of 2015, we issued a total of 5,056,003 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of $28.1 million.   We believe that our cash, cash equivalents and investment balance as of September 30, 2016 is adequate to fund our operations into the second half of 2018.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect the adoption of this ASU to have a material effect on our interim or annual financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. We adopted this ASU in the first fiscal quarter of 2016, which required retrospective adjustment to previously issued financial statements.  As a result of the adoption of this ASU, we reclassified our capitalized debt issuance costs previously recorded within Other Assets to a contra-liability reducing Notes Payable on the balance sheets.  The reclassification was $14 thousand as of December 31, 2015.  This ASU had no effect on our results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability.  The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted.  We have not evaluated the impact of the updated guidance on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which amends the guidance in Accounsting Standards Codification (ASC) 230 on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We do not expect the adoption of this ASU to have a material effect on our interim or annual financial statements.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2016
Assets
Money market funds (cash equivalents)	$29,596	$—	$—	$29,596
Certificates of deposit	4,171	—	—	4,171
December 31, 2015
Assets
Money market funds (cash equivalents)	$50,682	$—	$—	$50,682
Certificates of deposit	5,962	—	—	5,962

4. Accrued Expenses

At September 30, 2016 and December 31, 2015 accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Payroll and related costs	$911	$631
Clinical trials and drug development	639	1,188
Professional fees	200	190
Other	86	152
Total accrued expenses	$1,836	$2,161

5. Notes Payable

In April 2014, we borrowed $2.0 million pursuant to a Loan and Security Agreement (LSA) we entered into with a financial institution. Pursuant to the terms of the LSA, we made monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until the LSA was amended.  In December 2014, February 2015, October 2015, and April 2016 we entered into a First, Second, Third and Fourth Amendment to Loan and Security Agreement (collectively, “the Amended LSA”) with the same financial institution.

In connection with the Amended LSA, we borrowed an additional $5.0 million in December 2014.  As of September 30, 2016, and pursuant to the terms of the Amended LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5%

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

until June 2016.  Commencing in July 2016 and continuing through June 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.

As of September 30, 2016, of our outstanding term loan balance of $6.1 million, $3.5 million will be due within the next twelve months, and is classified as the current portion of notes payable on our balance sheet.  Interest expense related to the term loans was $116 thousand and $356 thousand for the three and nine months ended September 30, 2016, respectively.  As of September 30, 2016, we had accrued interest of $35 thousand.  There are no financial covenants associated with these term loans.  As of September 30, 2016, we were in compliance with all non-financial covenants.

Vendor Debt

In August 2015, we entered into a short-term loan agreement with a third-party vendor to finance insurance premiums.  The aggregate amount financed under this agreement was $584 thousand.  As of September 30, 2016, the premiums were fully paid.

6. Loss Per Share of Common Stock

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, convertible notes payable, warrants, stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 8, and summarized in the table below:

	September 30,
	2016	2015
Nonvested stock	196,275	—
Stock options	2,238,197	1,757,326
	2,434,472	1,757,326

7. Investments

As of September 30, 2016, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  Certificates of deposit with maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term investments on our balance sheet.  All investments are classified as held-to-maturity and are recorded at amortized cost.  Fair value of our investments approximates the carrying value on our balance sheet.

8. Stock Option and Incentive Plans

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of September 30, 2016, 430,922 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of September 30, 2016, 1,807,275 options to purchase shares of common stock and 196,275 shares of nonvested stock were outstanding pursuant to grants in connection with the 2014 Plan, and 22,023 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 2,238,197 stock options outstanding as of September 30, 2016 at a weighted-average exercise price of $6.60 per share.  During the nine months ended September 30, 2015, 596,475 options were granted to employees, directors and consultants at a weighted-average exercise price of $2.44 per share, 118,365 options were exercised at a weighted-average exercise price of $1.04 per share, and 39,139 options were forfeited at a weighted-average exercise price of $12.42 per share.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$265	$179	$710	$436
General and administrative	487	418	1,518	932
Total	$752	$597	$2,228	$1,368

Nonvested Stock

All issued and outstanding nonvested shares of common stock are time-based, and become vested one year after the grant date.  Compensation expense is recorded ratably over the requisite service period. Compensation expense related to nonvested stock is measured based on the fair value using the closing market price of our common stock on the date of the grant.

During the three and nine months ended September 30, 2016, we issued 196,275 nonvested shares of common stock to employees, directors and consultants, pursuant to the 2014 Plan.  As of September 30, 2016 there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 0.84 years.  No shares vested during the three and nine months ended September 30, 2016.

Total compensation cost recognized for all nonvested stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$19	$—	$19	$—
General and administrative	29	—	29	—
Total	$48	$—	$48	$—

9. Commitments

MARINUS PHARMACEUTICALS, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

In June 2015, we entered into a contract with a third party for clinical manufacturing supplies to support our ongoing clinical trials for ganaxolone.  Full delivery occurred during the first two quarters of 2016.  We recorded $3.0 million of research and development expense in the nine months ended September 30, 2016, all of which has been paid.

.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a CNS‑selective GABAA modulator being developed in three different dose forms (intravenous (IV), oral capsule and oral liquid) intended to maximize therapeutic reach to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on the GABAA receptor, a well‑characterized target in the brain known for both anti‑seizure and anti‑anxiety effects through positive allosteric modulation.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. At September 30, 2016, we had cash, cash equivalents and investment balances of $37.1 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $6.5 million and $22.6 million for the three and nine months ended September 30, 2016, respectively.  Our accumulated deficit as of September 30, 2016 was $119.8 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical trials in targeted indications, which could include PCDH19 pediatric epilepsy (PCDH19), CDKL5 disorder (CDKL5), Lennox-Gastaut Syndrome (LGS), post-partum depression (PPD), Fragile X Syndrome (FXS), and status epilepticus (SE);



•continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•conduct other preclinical and clinical studies to support the filing of New Drug Applications (NDAs) with the Food and Drug Administration (FDA) and other regulatory agencies in other countries;



•maintain, expand and protect our global intellectual property portfolio;



•hire additional clinical, manufacturing, and scientific personnel; and



•add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash, cash equivalents and investments as of September 30, 2016 will enable us to fund our operating expenses, debt obligations and capital expenditure requirements into the second half of 2018. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

Recent Developments

SE

In October 2016, we completed a Phase 1 dose-escalation study for ganaxolone intravenous (IV) which was designed to evaluate the safety, pharmacokinetics, and pharmacodynamics of ganaxolone IV in healthy volunteers.  Every dose regimen of ganaxolone IV administered was generally safe and well tolerated, and achieved dose levels targeted for efficacy in patients with SE and other indications. We are currently making preparations to commence a Phase 2 clinical trial in patients with SE in 2017.

Genetic Pediatric Seizure and Behavior Disorders

In September 2016, we announced top-line results from a Phase 2 exploratory open-label clinical trial evaluating ganaxolone in females with PCDH19 pediatric epilepsy.  In the trial, ganaxolone reduced seizure frequency from baseline in the majority of patients enrolled in the study and was generally safe and well tolerated.

In June 2016, we announced top-line data from a Phase 2 exploratory, investigator-sponsored study to evaluate the safety, tolerability and efficacy of ganaxolone for the treatment of anxiety and attention in children with FXS. The investigator selected Clinical Global Impression of Improvement (CGI-I), which is a broad scale to assess the overall improvement across the entire Fragile X Syndrome, as the primary endpoint of the study. While this primary endpoint was not met, the study protocol prespecified for analyses of anxiety and attention, which showed improved anxiety and hyperactivity across multiple measures in FXS patients with high baseline anxiety. We believe the results from this study support the anxiolytic effect of ganaxolone and we plan to advance the clinical development of ganaxolone in anxious FXS patients.

Drug-resistant Focal Onset Seizures

In June 2016, we announced top-line results from our Phase 3 clinical trial in adults with drug-resistant focal onset seizures.  In this trial, ganaxolone was generally safe, well tolerated and effective in reducing seizures, however, it did not meet the primary endpoint of demonstrating a statistically significant difference from placebo.  A post hoc analysis was conducted and showed a greater reduction in median seizure frequency in patients who were the most drug-

resistant. We are discontinuing our program in adult focal onset seizures and will focus our efforts on advancing ganaxolone in status epilepticus and pediatric orphan indications.  The majority of our research and development expenditures for the last few years were in support of our drug-resistant focal onset seizure program.

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

Interest Expense

Interest expense is primarily attributable to interest expense associated with our credit facility entered into in April 2014, as amended.

Results of Operations

Research and Development Expenses

Research and development expenses increased to $4.8 million and $17.6 million for the three and nine months ended September 30, 2016, respectively, as compared to $3.5 million and $12.9 million for the same periods in the prior year.  The increase in the three months ended September 30, 2016 was primarily due to an increase of $1.3 million associated with preclinical and clinical activities in our IV program.  The increase in the nine months ended September 30, 2016 was primarily due to $1.7 million in clinical manufacturing supplies received, an increase of $1.9 million associated with preclinical and clinical activities in our IV program, and $1.1 million associated with increases in salaries and benefits and noncash stock-based compensation, mostly attributable to increased headcount.

The primary drivers of our research and development expenditures were in our drug-resistant focal onset seizures and IV programs.  We incurred $1.9 million and $1.4 million in research and development expenses related to our preclinical and clinical activities associated with our drug-resistant focal onset seizures and IV programs, respectively, in the three months ended September 30, 2016, compared to $2.3 million and $0.1 million for the same period in the prior year.  We incurred $10.8 million and $2.4 million in research and development expenses related to our preclinical and clinical activities associated with our drug-resistant focal onset seizures and IV programs, respectively, in the nine months ended September 30, 2016, compared to $9.5 million and $0.5 million for the same period in the prior year.

General and Administrative Expenses

General and administrative expenses increased to $1.5 million and $4.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $1.4 million and $4.1 million for the same periods in the prior year. The increase in both periods was primarily due to increases in noncash stock-based compensation expense.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $6.5 million and $22.6 million for the three and nine months ended September 30, 2016, respectively.  Our cash used in operating activities was $18.7 million for the nine months ended September 30, 2016 compared to $15.1 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt. At September 30, 2016, we had cash, cash equivalents and investment balances of $37.1 million.

Credit Facility

In April 2014, we borrowed $2.0 million pursuant to a Loan and Security Agreement (LSA) we entered into with a financial institution.  Pursuant to the terms of the LSA, we made monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until the LSA was amended.  In December 2014, February 2015, October 2015 and April 2016 we entered into a First, Second, Third and Fourth Amendment to Loan and Security Agreement (collectively, “the Amended LSA”) with the same financial institution.

In connection with the Amended LSA, we borrowed an additional $5.0 million in December 2014.  As of September 30, 2016, and pursuant to the terms of the Amended LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until June 2016.  Commencing in July 2016 and continuing through June 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.

As of September 30, 2016, of our outstanding term loan balance of $6.1 million, $3.5 million will be due within the next twelve months, and is classified as the current portion of notes payable on our balance sheet.  Interest expense related to the term loans was $116 thousand and $356 thousand for the three and nine months ended September 30, 2016, respectively.  As of September 30, 2016, we had accrued interest of $35 thousand.  There are no financial covenants associated with these term loans.  As of September 30, 2016, we were in compliance with all non-financial covenants.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $18.7 million for the nine months ended September 30, 2016 compared to $15.1 million for the same period a year ago. The increase was driven primarily by an increase in our net loss of $5.4 million, partially offset by an increase in noncash stock-based compensation expense of $0.9 million, and a net increase in the change in operating assets and liabilities of $0.8 million.

Investing Activities.  Cash provided by investing activities for the nine months ended September 30, 2016 represents maturities of $4.2 million in certificates of deposit offset by payments of $0.6 million for furniture and equipment and purchases of $2.4 million in certificates of deposit.  Cash used in investing activities for the nine months ended September 30, 2015 represents payments of $0.4 million for equipment and purchases of $7.0 million in certificates of deposit, offset by maturities of $0.5 million in certificates of deposit.

Financing Activities.  Cash used in financing activities was $1.2 million for the nine months ended September 30, 2016 primarily due to and increase of $1.2 million in debt repayments and installment payments made to a third-party vendor for financed insurance premiums.  Cash provided by financing activities for the nine months ended September 30, 2015 of $0.2 million was due to $0.4 million of proceeds from the exercise of outstanding stock options, offset by installment payments made to a third-party vendor for financed insurance premiums and payments of financing costs related to our secondary public offering.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of September 30, 2016, will enable us to fund our operating expenses, debt obligations and capital expenditure requirements into the second half of 2018. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2015, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 7, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $37.1 million at September 30, 2016, consisting primarily of funds in cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $22.6 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $119.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash, cash equivalents and investments as of September 30, 2016, will enable us to fund our operating expenses, debt obligations and capital expenditure requirements into the second half of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Success in preclinical studies and early clinical trials does not ensure that later trials will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in preclinical studies and clinical trials, even after seeing promising results in earlier studies and trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 study in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistical separation in a recently Phase 3 study for the same indication. As a result, we are discontinuing our program in adult focal onset seizures and will focus our efforts on advancing ganaxolone in status epilepticus, post-partum depression and pediatric orphan indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted.

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

As of September 30, 2016, we had one part-time and 14 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 53% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31.  If we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our ability to pay cash dividends is prohibited by our credit facility with Square 1 Bank, entered into in April 2014 and amended in December 2014, October 2015 and April 2016, and the terms of any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2016 we had outstanding a total of 19,705,495 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales  such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of September 30, 2016, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan was 22,023 as of September 30, 2016.  In accordance with the 2014 Plan, on January 1, 2016, 775,634 shares of common stock became available for future grant under the plan. Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on August 1, 2014.  As of September 30, 2016, we have used approximately $30.0 million of the funds received from our IPO in support of our clinical trials and payments to research and development consultants, including compensation of certain employees and officers, and approximately $11.2 million for general corporate purposes, including compensation of certain employees, officers, and directors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.02 of Item 8-K disclosure

On November 8, 2016, the compensation committee of the board of directors of the Company adopted the Marinus Pharmaceuticals, Inc. Change in Control Severance Plan (the Plan) covering employees of the Company.  The purpose of the Plan is to formalize, and maintain consistency in, the Company’s approach to change in control benefits provided to Company employees.

The Plan provides for certain payments and benefits to a covered employee (i.e., any employee regularly scheduled to work at least 30 hours per week) whose employment with the Company ceases either during the two-year period following a change in control of the Company or during the 90-day period immediately preceding the change in control due to (i) a termination without “Cause” or (ii) a resignation for “Good Reason” (each a “Severance” as defined in the Plan).  In such circumstances, the chief executive officer (CEO) of the Company would receive: (i) a lump-sum payment equal to 24 months of the CEO’s base salary, (ii) a lump-sum payment equal to the CEO’s prorated bonus target plus the annual target bonus multiplied by 1.25 and (iii) a lump-sum payment equal to the aggregate dollar amount that the Company otherwise would have contributed toward the CEO’s group health insurance coverage for 24 months.  Named officers (such as the chief financial officer and chief medical officer) and vice presidents of the Company would receive: (i) a lump-sum payment equal to 18 months of the covered employee’s base salary, (ii) a lump-sum payment equal to the covered employee’s prorated bonus target plus the annual target bonus and (iii) a lump-sum payment equal to the aggregate dollar amount that the Company otherwise would have contributed toward the named officer or vice president’s group health insurance coverage for 18 months.

The foregoing summary of the material elements of the Plan is subject in all respects to the more detailed terms and provisions set forth in the Plan, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and the terms of which are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1+	Marinus Pharmaceuticals, Inc. Change in Control Severance Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	November 8, 2016
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 8, 2016
Edward F. Smith

EXHIBITS INDEX

Exhibit Number	Exhibit Description

10.1+	Marinus Pharmaceuticals, Inc. Change in Control Severance Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.