Form 10-K
period 2016-12-31
MARINUS PHARMACEUTICALS INC
filed 2017-03-13
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑36576

Marinus Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑0198082 (I.R.S. Employer Identification No.)

170 N Radnor Chester Rd, Suite 250

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

Large accelerated filer ☐	Accelerated filer ☑	Non‑accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the Registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates for the last business day of the Registrant’s most recent completed second fiscal quarter: $12,612,115

The number of shares of the issuer’s Common Stock outstanding as of March 10, 2017, was 21,542,212.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2017 Annual Meeting of the Stockholders to be held May11, 2017 are incorporated by reference into Part III, Items 10‑14.

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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA being developed in three different dose forms: intravenous (IV), capsule and liquid. The multiple dose forms are intended to maximize the therapeutic range of ganaxolone for both adult and pediatric patient populations, in both acute and chronic care, and both in-patient and self-administered settings. Ganaxolone exhibits anti-seizure and anti-anxiety actions via its effects on synaptic and extrasynaptic GABAA receptors.

Our Pipeline

We are developing ganaxolone to treat both adults and children suffering from acute and chronic epilepsy and other neuropsychiatric conditions where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

GANAXOLONE	PHASE 1	PHASE 2	PHASE 3
Depression			
	Postpartum Depression		
Orphan Indications			
	Status Epilepticus		
	CDKL5, LGS & PCDH19		
	Fragile X Syndrome

Postpartum Depression (PPD)

PPD is a mood disorder that affects about 15% of women within the first year following childbirth. Common symptoms include feelings of extreme sadness, hopelessness, suicidal ideation, anxiety, and fatigue. PPD is thought to be linked to the rapid fluctuations in the levels of reproductive hormones and allopregnanolone (allo) after childbirth. Allo has shown early clinical evidence in treating patients with severe PPD. PPD can affect a mother’s ability to care for her child and may negatively affect a child’s cognitive development.  There are no approved treatments for PPD but the most common treatments are psychotherapy and antidepressants. We believe that treatment with ganaxolone may provide benefit to women suffering from PPD.

We are making preparations to initiate a Phase 2 double-blind, placebo-controlled, multi-center, dose-finding study to evaluate the safety, efficacy and pharmacokinetics of ganaxolone IV in women with PPD in the first half of 2017, and expect to announce data from the initial patient cohort(s) in the second half of 2017.  Our development strategy in PPD is to evaluate use of both IV and oral dose forms based on disease severity and treatment setting.

Status Epilepticus (SE)

SE is a life-threatening occurrence of continuous or intermittent seizures lasting more than five minutes in duration without full recovery. If SE is not treated immediately, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality.  In refractory status epilepticus (RSE), certain synaptic GABAA receptors are internalized, thereby unavailable to drugs that target these receptors, such as benzodiazepines. According to LexisNexis, there are approximately 45,000 cases of hospitalized RSE treated in the United States annually. RSE patients who do not respond to additional antiepileptic drugs (AEDs), referred to as having super refractory status epilepticus (SRSE), are generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death.

Allo has shown early clinical evidence in treating certain SRSE patients.   Like allo, ganaxolone modulates both synaptic and extrasynaptic GABAA receptors, allowing a therapeutic pathway in situations where synaptic GABAA receptors are unavailable. Ganaxolone has shown activity comparable to allo in preclinical rat models of benzodiazepine-resistant SE.  Another preclinical rat model of benzodiazepine refractory SE showed anti-epileptic synergy with the combination of ganaxolone and diazepam in blocking pilocarpine-induced seizures in rats.  Ganaxolone and diazepam plasma levels were identical when measured both alone and in combination, indicating that neither drug affected the pharmacokinetic disposition of the other.  These data may have clinical implications on the treatment and dosing of ganaxolone in patients with SE who are or have been treated with benzodiazepines.

We are making preparations to initiate a Phase 2 clinical trial with ganaxolone IV in patients with SE in the second half of 2017 and will disclose particulars on design, scope and timing when we initiate the study.

In April 2016, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to the IV formulation of ganaxolone for the treatment of SE.  Orphan Drug Designation is granted by the FDA Office of Orphan Products Development (OOPD) to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the U.S. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act (PDUFA) filing fees.

Genetic Orphan Disorders

We are evaluating selected genetic indications which we believe could benefit from the seizure and/or behavioral effects of ganaxolone’s GABAA modulatory mechanism.  To that end, ganaxolone is currently being evaluated in an ongoing Phase 2 open-label exploratory study as a treatment for orphan, genetic epilepsies including CDKL5 disorder, Lennox Gastaut Syndrome (LGS) and PCDH19 pediatric epilepsy (PCDH19-PE). In addition, we recently completed a Phase 2 double-blind placebo-controlled crossover study for the treatment of anxiety and attention deficit in children with Fragile X Syndrome (FXS).  Children with genetic epilepsies and children with FXS often suffer from the same co-morbidities including cognitive and developmental impairment, behavioral challenges, sleep disorder and seizures. Ganaxolone could be helpful to these patients across a range of these co-morbidities.

We expect to complete and announce top-line results from the ongoing Phase 2 CDKL5 disorder and LGS cohorts of the genetic epilepsy study in mid-2017.  These results along with those from the completed PCDH19-PE cohort and FXS Phase 2 study will be evaluated and prioritized based upon clinical results, anticipated regulatory pathway, program risk assessments and commercial considerations for advancement to late-stage clinical trials.

CDKL5 Disorder

CDKL5 disorder is a serious and rare genetic disorder that is caused by a mutation of the cyclin-dependent kinase-like 5 (CDKL5) gene, located on the X chromosome. It predominantly affects girls and is characterized by early-onset, difficult-to-control seizures and severe neuro‑developmental impairment. The CDKL5 gene encodes proteins essential for normal brain function.  Most children affected by CDKL5 cannot walk, talk, or care for themselves. Many also suffer from scoliosis, visual impairment, gastrointestinal difficulties, and sleeping disorders. Currently, there are no approved therapies for CDKL5 disorder. We believe that no previous formal clinical trials have been conducted in this patient population.

Positive preliminary data from the initial patients in the CDKL5 disorder cohort of our study showed a notable reduction in seizure frequency compared to baseline in three of the four initial patients enrolled.  All responders continue to receive treatment, two of whom have completed six months of treatment and have elected to participate in the study extension.  One patient discontinued the study after four months of treatment due to lack of efficacy. Safety data to date are consistent with earlier studies where ganaxolone has shown to be generally safe and well-tolerated.  This study is actively recruiting CDKL5 disorder patients, and we expect to complete enrollment and report top-line results from this cohort in mid-2017.

LGS

LGS is a rare and often debilitating form of childhood-onset epilepsy. The syndrome is characterized by multiple seizure types, moderate to severe cognitive impairment, and an abnormal EEG with slow spike-wave complexes.  LGS is also a physically dangerous epilepsy syndrome of childhood because of the frequent falls, injuries, and cognitive impairment that can severely limit quality of life.

We are actively recruiting LGS patients for our study and expect to complete enrollment and report top-line results from this cohort in mid-2017.

PCDH19-PE

PCDH19-PE is a serious and rare epileptic syndrome that predominantly affects females. The condition is caused by an inherited mutation of the protocadherin 19 (PCDH19) gene, located on the X chromosome, is characterized by early-onset and highly variable cluster seizures, cognitive and sensory impairment, and behavioral disturbances with autistic traits. Genetic testing is available to determine if a child has the PCDH19 mutation. The mean age of onset of this condition is approximately 10 months. Although formal epidemiologic data is not available, it is suspected that approximately 10% of girls who have seizure onset before five years of age have PCDH19 mutations. We estimate the PCDH19-PE population to be approximately 3,000 to 5,000 patients in the United States Currently, there are no approved therapies for PCDH19-PE. We believe that no previous formal clinical trials have been conducted in this population.

We have completed this cohort in the study, and top-line results showed that ganaxolone reduced seizure frequency from baseline in 64% of patients enrolled, and was generally safe and well tolerated. In 2015, the U.S. Food and Drug Administration granted Orphan Drug Designation to ganaxolone for the treatment of PCDH19-PE.

Fragile X Syndrome (FXS)

FXS is the most common genetic cause of autism and is caused by a mutation in the FMR1 gene. FXS is characterized by a range of developmental problems and symptoms, including cognitive impairment, learning disabilities and behavioral challenges. Approximately one million individuals in the United States have, or are at risk for developing, a Fragile X associated disorder, with approximately 100,000 people having FXS. According to the Centers for Disease Control and Prevention, FXS affects 1 in 3,600 to 4,000 males and 1 in 4,000 to 6,000 females of all races and ethnic groups. Patients with FXS exhibit autism-like symptoms including anxiety and mood swings, attention deficit and heightened response to stimuli. Approximately 7% of women and 18% of men with FXS have seizures.

Treatment approaches focus primarily on supportive care and medications addressing development delays, learning disabilities, and social and behavioral problems caused by the disease. Various classes of medications are used to treat behavioral and mental health conditions associated with FXS. Currently, there are no known cures or approved therapies for FXS. Special education and symptomatic treatments are employed to lessen the burden of illness in FXS patients.

In a mouse model of the FMR1 gene mutation, certain brain regions show lower levels of the extrasynaptic GABAA receptors and reduction of proteins and enzymes responsible for GABA function. The result of fewer GABAA receptors in these mice include over-sensitivity to noise, anxiety, and seizures. Ganaxolone and other agents that have been shown to improve GABA function have also been shown to improve FXS symptoms in this mouse model. We believe that ganaxolone, with its high-affinity for extrasynaptic GABAA receptors, may increase signaling at existing receptors to normalize GABA function thereby reducing anxiety, attention, hyperactivity and other disabilities associated with this inherited disorder.

In 2016, we reported results from a Phase 2 exploratory, investigator-sponsored study to evaluate the safety, tolerability and efficacy of ganaxolone for the treatment of anxiety and attention in children with FXS. The study was conducted at the Medical Investigation of Neurodevelopmental Disorder (MIND) Institute at the University of California, Davis and at a site in Belgium.  The Phase 2 study was a randomized, placebo-controlled, cross-over proof-of-concept clinical trial. Ganaxolone was generally safe and well tolerated with no serious adverse events (AEs) reported. Consistent with other pediatric studies conducted with ganaxolone, the most common AEs considered related to ganaxolone treatment and reported at greater rates than placebo were fatigue, somnolence, diarrhea, decreased appetite and rash. Most AEs were mild to moderate in severity and resolved. Five patients discontinued the study due to AEs: four during treatment with ganaxolone and one during placebo. The investigator selected Clinical Global Impression of Improvement (CGI-I), which is a broad scale to assess the overall improvement across the entire FXS, as the primary endpoint of the study. While this primary endpoint was not met, consistent with our expectations and ganaxolone's mechanism of action, treatment with ganaxolone improved anxiety and hyperactivity across multiple measures in FXS patients with high baseline anxiety. We believe that the results from this study support the anxiolytic effect of ganaxolone and provide a strong rationale to advance the clinical development of ganaxolone in anxious FXS patients.

In December 2016, the U.S. Food and Drug Administration granted Orphan Drug Designation to ganaxolone for the treatment of FXS.

Adult Focal Onset Seizures

In June 2016, we announced top-line results from our Phase 3 clinical trial in adults with drug-resistant focal onset seizures.  In this trial, ganaxolone was generally safe, well tolerated and effective in reducing seizures, however, it did not meet the primary endpoint of demonstrating a statistically significant difference from placebo.  A post hoc analysis was conducted and showed a greater reduction in median seizure frequency in patients who were the most drug-resistant. We have discontinued our program in adult focal onset seizures and will focus our efforts on advancing ganaxolone in PPD, SE, and orphan, genetic disorders.  The majority of our research and development expenditures to date have been in support of our adult focal onset seizure program.

Ganaxolone Mechanism of Action

Ganaxolone is a synthetic analog of a naturally occurring neurosteroid, allopregnanolone, which exhibits potent anxiolytic, antidepressant, antiepileptic and sedative activity by virtue of its GABAA receptor modulating properties.  Unlike ganxolone, allopregnanolone has the potential to convert back to its metabolic precursor progesterone, which could lead to hormonal side effects. Ganaxolone has been designed with an added methyl group that prevents back conversion to an active steroid which we believe unlocks ganaxolone’s potential for chronic use.  In preclinical studies, ganaxolone has exhibited potency and efficacy comparable to allopregnanolone.

GABA (gamma-aminobutyric acid) is the chief inhibitory neurotransmitter in the brain. One of the subclasses of receptors that respond to GABA is the GABAA receptor. When activated, these receptors selectively conduct chloride ions through a pore that results in the inhibitory effect of hyperpolarization of the neuron. Synaptic GABAA receptors respond quickly to inhibit neurotransmission, while extrasynaptic GABAA receptors provide ambient tonic inhibition.

Ganaxolone and allopregnanolone interact with both synaptic and extrasynaptic GABAA receptors and at binding sites distinct from the benzodiazepines. Activity with extrasynaptic GABAA receptors may be of particular importance for treating patients who developed tolerance to benzodiazepines and barbiturates. Ganaxolone binds to the GABAA receptors, which opens the pore to allow chloride ions to move into the postsynaptic neuron, leading to the inhibition of neurotransmission.

Safety Overview

IV Safety

In 2016, we completed a Phase 1 dose-escalation study in ganaxolone IV.  In this study, we achieved dose levels targeted for efficacy in patients with postpartum depression (PPD), status epilepticus (SE) and other indications.  The Phase 1 clinical study enrolled 36 subjects and was designed to determine the pharmacokinetics (PK), pharmacodynamics (PD), and safety of ganaxolone IV administered as an ascending bolus dose (Stage 1) or continuous infusion (Stage 2).  Four cohorts of subjects were enrolled in Stage 1 and received escalating doses of ganaxolone, and one cohort of subjects was enrolled in Stage 2.  The primary study objective was to evaluate the safety and PK of ganaxolone IV. The secondary study objectives included the PD effects of ganaxolone IV on electroencephalogram (EEG) parameters, as well as the effect on clinical sedation scores.

In the study, every dose regimen of ganaxolone IV administered, either bolus or continuous infusion, was generally safe and well tolerated, and reached targeted dose levels in a short period of time.  Following treatment, six treatment-emergent adverse events were reported, all of which were mild in severity and resolved without intervention. Only headache was considered possibly related to treatment with ganaxolone IV.  No subject discontinued due to an adverse event and no serious adverse events were reported. Ganaxolone IV plasma concentrations were generally proportional to the administered dose. Additionally, the continuous infusion of ganaxolone IV achieved the targeted exposure levels. Plasma exposures associated with anticonvulsant and anti-anxiety activity were reached in this study.

Oral Safety

More than 1,500 subjects have received oral treatment with ganaxolone ranging in duration from one day to more than two years using doses from 50 to 2,000 mg/day. Ganaxolone was administered in Phase 2 studies to pediatric subjects at doses up to 54 mg/kg and to adult subjects at doses up to 1,875 mg/day. No drug-related deaths occurred in any of these clinical trials, and the majority of adverse events were not medically serious and resolved upon discontinuation of therapy. The most common side effects are related to sedation. In the ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in the adult or pediatric populations.

Preclinical Pharmacology and Toxicology

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

In reproductive toxicology studies, ganaxolone did not cause any malformations of the embryo or fetus in rats or mice and did not significantly affect the development of offspring. No changes in sperm parameters were found. We believe these findings are important as all currently marketed AEDs have shown developmental toxicities in animal studies such as fetal death or skeletal abnormalities that indicates a finding of developmental toxicities in animal studies. Valproate, carbamazepine, phenytoin and topiramate have been linked with birth defects in humans (e.g. head and facial malformations and lowered birth weight) at a rate higher than observed in women who did not take these drugs. This association has resulted in labeling for these drugs indicating positive evidence of human fetal risk based on scientific data. Based on ganaxolone’s mechanism and preclinical and clinical findings to date, we intend to seek differentiated labeling for ganaxolone, indicating that animal reproduction studies have failed to demonstrate a risk to the fetus, which we believe would be an important safety differentiator for women of childbearing age.

Our Strategy

Our goal is to maximize the value of ganaxolone as a first‑in‑class innovative neuropsychiatric therapy with a portfolio of diversified indications. The key elements of our strategy to achieve this goal include the following:

•Broadening dose forms to acute care setting.  To date, our clinical trials in patients have utilized our patented nanoparticulate composition administered in oral capsule and liquid suspension dose forms. As a complement to these orally administered dose forms, we have developed an IV dose form for the acute care setting and in-patient populations that may benefit from both inpatient ganaxolone IV before transitioning to an outpatient oral dose form.

•Pursuing orphan, genetic epilepsy indications for ganaxolone.  Within epilepsy, there are several smaller patient populations where a genetic marker associated with the syndrome has been linked to deficits in GABAergic signaling. We believe that increasing GABAergic tone with ganaxolone could provide benefit and that treatments for these small populations have the potential for more efficient paths to regulatory approval and commercialization. Our proof‑of‑concept open label Phase 2 clinical trial is presently enrolling patient cohorts with CDKL5 and LGS.  In addition, we have completed enrolling the PCDH19-PE cohort and Phase 2 FXS trial. We may also explore development of ganaxolone in other rare genetic epilepsy indications.

•Expanding non‑epilepsy indications for ganaxolone.  Due to its mechanism of action, we believe ganaxolone has potential for therapeutic benefit in a variety of neuropsychiatric disorders in addition to epilepsy. Evidence from preclinical and clinical studies demonstrates that treatment with an agent similar to naturally occurring allopregnanolone could be of benefit in patients with anxiety, mood, sleep and other neuropsychiatric disorders. We believe our top-line results from the Phase 2 proof‑of‑concept clinical trials in FXS patients and anecdotal reports from investigators who treated PCDH19-PE patients support this hypothesis.  We plan to commence a clinical trial in PPD in 2017 and may also explore development of ganaxolone in other neuropsychiatric disorders and rare disease neurology indications.

•Build on our intellectual property.  We believe that our intellectual property around nanotechnology and other formulation know‑how creates significant barriers to competition. We have developed most of our technology internally which provides us with greater control and flexibility and reduces expense. We intend to further expand our intellectual property portfolio through internal development and opportunistic licensing or acquisition of complementary technologies.

Intellectual Property

The proprietary nature of and protection for our product candidates, discovery programs and know-how are important to our business. We have sought patent protection in the United States and internationally for ganaxolone synthetic methods and ganaxolone nanoparticles, which are used in oral solid, oral liquid, and intravenous dose formulations, other injectable ganaxolone formulations, and methods of treatment using ganaxolone formulations. Our policy is to pursue, maintain and defend patent rights whether developed internally or licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business.

The basis of our intellectual property for ganaxolone nanoparticle formulations was the discovery of a novel composition of ganaxolone nanoparticles and complexing agents that deliver consistent exposure and improved stability of ganaxolone. This discovery resulted in the issuance of our United States and foreign patents, which cover ganaxolone nanoparticle formulations and the use of these formulations for treating seizure disorders. Our patent portfolio for ganaxolone nanoparticle formulations contains eight United States patents, one pending United States patent application, and corresponding foreign patents and patent applications directed to solid and liquid ganaxolone formulations and methods for the making and use thereof. These patents expire in 2026, excluding accounting for possible patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, or for possible pediatric exclusivity. Corresponding foreign patents have been granted in Australia, Canada, Eurasia, Israel, Japan, Mexico, South Africa, New Zealand, Singapore and South Korea. Corresponding foreign patent applications are pending in China, Europe, India, Israel, Japan, and Mexico. We have not licensed any rights to practice these patents in any of these territories. Pursuant to our agreement with Domain Russia Investments Limited, or DRI, we assigned DRI patent rights, which rights were subsequently assigned to NovaMedica LLC, along with the rights to develop and commercialize ganaxolone in Russia and certain other eastern European nations.

Our patent portfolio also contains patents issued in Australia, United States, Europe, Japan, Mexico, New Zealand, China, Hong Kong and Israel covering our novel and cost effective ganaxolone synthesis process, which expire in 2030, excluding accounting for possible patent term extension under the Hatch-Waxman Act, or for possible pediatric exclusivity. Corresponding foreign patent applications are pending in Brazil, Canada, India, and South Korea.

We filed two provisional applications in 2015 directed to intravenous ganaxolone formulations and methods of using these formulations to treat refractory epileptic seizures and other disorders.  Both of these patents have been converted to US non-provisional applications with corresponding Patent Cooperation Treaty (PCT) applications.  If granted, these patents will expire in 2036, excluding accounting for possible patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act.  We filed two provisional applications in 2016 directed to additional methods of treatment using our nanoparticulate and IV formulations.  If converted to non-provisional applications and subsequently granted, the patents from these applications will expire in 2037.

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

General considerations

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify a proprietary position for our ganaxolone synthesis and formulations will depend upon our success in obtaining effective patent claims and enforcing those claims once granted. Our commercial success will depend in part upon not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent could require us to alter our development or commercial strategies, obtain licenses, or cease certain activities. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights.

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

Many pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of neuropsychiatric disorders and filing patent applications potentially relevant to our business. Even if a particular third-party patent is identified as possibly being relevant to our product candidates or technology, we may conclude upon a thorough analysis, that we do not infringe upon the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, we may be subject to patent litigation. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or non-infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome can be favorable or unfavorable.

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

Under the terms of the Transfer Agreement, NovaMedica, or its permitted transferees or assignees, has the exclusive right within the Covered Territory to manufacture the Covered Products solely for development and commercialization in the Covered Territory in the Field. Until the first commercial sale of a Covered Product within the Covered Territory, NovaMedica will have the right to purchase supplies of the Covered Product from us as are reasonably available to us and as are reasonable and necessary to conduct clinical trials of Covered Product in the Covered Territory, provided that any such purchase does not reasonably interfere with our having sufficient supplies of Covered Products on hand for use in development (including the conduct of clinical trials) or commercialization outside of the Covered Territory. Such purchases will be made on a cost-plus basis. The Transfer Agreement provides that the parties shall enter into the Supply Agreement to supply ganaxolone and/or Covered Product for development in the Covered Territory within 60 calendar days from NovaMedica’s request, which we have not yet received.

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

The Collaboration Agreement expires on the earlier of three years following the first commercial sale of a product candidate in the Covered Territory or the termination of the Transfer Agreement. NovaMedica also has the right to terminate the Collaboration Agreement at any time at its convenience upon 90 days’ prior written notice.

Purdue Neuroscience Company (Purdue)

In September 2004, we entered into a license agreement with Purdue, which was most recently amended and restated in May 2008, that granted us exclusive rights to certain know-how and technology relating to ganaxolone, excluding the field of treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage or described in terms of such damage. The agreement contains a right by us to sublicense subject to prior written approval by Purdue and we have sublicensed our licensed rights to NovaMedica for the Covered Territory. We are obligated to pay royalties as a percentage in the range of high single digits up to 10% of net product sales for direct licensed products, such as ganaxolone. The obligation to pay royalties expires, on a country-by-country basis, ten years from the first commercial sale of a licensed product in each country. Upon commercialization, we estimate the in‑licensed technology would result in our paying royalties to Purdue in the low single digits as a percentage of sales. Other payment obligations may be triggered if we successfully partner our product candidates with third parties. In addition, the agreement also requires that we pay Purdue a percentage in the mid-single digits of the non-royalty consideration that we receive from a sublicensee and a percentage in the twenties of milestone payments received from sublicensees for indications other than seizure disorders and vascular migraine headaches not associated with mood disorders. Under the license agreement, we are committed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

Competition

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change. While we believe that our development experience and scientific knowledge provide us with competitive advantages, we face competition from both large and small pharmaceutical and biotechnology companies, specifically from companies that treat epilepsy and neuropsychiatric disorders.

There are a variety of available therapies marketed for epilepsy and neuropsychiatric disorders. In many cases, these products are administered in combination to enhance efficacy or to reduce side effects. Some of these drugs are branded and subject to patent protection, some are in clinical development and not yet approved, and others are available on a generic basis. Many of these approved drugs are well established therapies or products and are widely accepted by physicians, patients and third-party payers. Insurers and other third-party payers may also encourage the use of generic products. More established companies have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors have significantly greater financial, technical and human resources.

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

PPD

Approximately 500,000-750,000 mothers suffer from postpartum depression annually in the US.  The majority of women suffering from depression do not seek treatment.  There are no approved treatments for PPD, however the most common treatments are psychotherapy and prescription antidepressants. Many women who take antidepressants discontinue them prior to and after parturition due to concern for the child.  Sage Therapeutics is developing an intravenous formulation of allopregnanolone and a new orally-administered chemical entity for PPD.

SE

SE patients generally are treated with benzodiazepine as first-line treatment.  When benzodiazepines are not effective, several AEDs are used.  When second-line AEDs are not effective, the patient is generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death. Morbidity and mortality rates increase for patients that progress to SRSE. Sage Therapeutics is developing an intravenous formulation of allopregnanolone for SRSE.

CDKL5 disorder

There are no drugs approved for the treatment of CDKL5 disorder.  CDKL5 disorder patients are typically prescribed drugs approved for epileptic seizures, which often fail to control seizures in this patient population.  To our knowledge, there is one other company currently conducting a Phase 2 clinical trial in CDKL5 disorder patients.

PCDH19-PE

There are no drugs approved for the treatment of PCDH19-PE. PCDH19-PE patients are typically prescribed drugs approved for epileptic seizures, which often times fail to control seizures in this patient population. To our knowledge, Marinus is the only company to ever conduct a formal clinical study in PCDH19-PE, although other companies are pursuing pediatric genetic epilepsies that may include PCDH19-PE.

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

Manufacturing

Manufacturing of drugs and product candidates, including ganaxolone, must comply with FDA current good manufacturing practice, or cGMP, regulations. Ganaxolone is a synthetic small molecule made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations, or CMOs, to supply our clinical trials. We have an internal quality program and have qualified and signed quality agreements with our major

CMOs. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of ganaxolone’s active pharmaceutical ingredient and finished product will be capable of providing sufficient quantities of each to meet our clinical trial supply needs. Other CMOs may be used in the future for clinical supplies and, subject to approval, commercial manufacturing.

Ganaxolone Formulations

The therapeutic possibilities of ganaxolone have been understood for some time, however, because ganaxolone is a high-dose water insoluble compound, developing a formulation that could provide consistent drug exposure and could be manufactured at a commercially feasible cost had proven challenging. We believe our patented nanoparticulate formulation and novel manufacturing process for ganaxolone can successfully address the cost of manufacturing and pharmacokinetic challenges that previously encumbered the clinical and commercial feasibility of ganaxolone.

Ganaxolone is currently formulated as an IV, liquid suspension and as a capsule.

Commercial Operations

If we obtain FDA approval for ganaxolone, we intend to build a sales and marketing infrastructure to reach high prescribing neurologist, critical care, epilepsy specialists and other target physician populations in the United States. We believe a focused sales and marketing organization could be leveraged to market ganaxolone across multiple epilepsy, neurology or psychiatry indications if we are able to obtain regulatory approval for those other indications. We may seek co-promotion partners for our sales efforts to reach other United States physician groups, such as primary care physicians. We believe that there could also be significant market opportunities for ganaxolone in epilepsy and other neurological and psychiatric conditions outside of the United States. In order to capitalize on such opportunities, we plan to seek collaborations with pharmaceutical companies that have greater reach and resources by virtue of their size and experience in the field.

Government Regulation

As a clinical stage biopharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, packaging, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our product candidates in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way through the EMA, but country-specific regulation also remains in many essential respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources and may not be successful.

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

Although the goal of an SPA is to reach concurrence on the adequacy of protocol elements intended to support a statutory finding of safety and efficacy, an SPA agreement with FDA does not imply that FDA has reviewed or concurs with each detail of the protocol. Absence of an FDA comment on a particular aspect of the trial does not necessarily indicate agreement on that aspect if the sponsor did not specifically ask about it, especially if the context of a certain protocol element has not been highlighted or explained.

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

In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Applications for standard review product candidates are reviewed within twelve months of FDA’s acceptance for filing. An accelerated six month review can be given to applications that meet certain criteria. The FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. FDA Advisory Committee meetings are typically held for New Chemical Entities (NCEs), novel indications, or for applications in which there is a specific safety/efficacy risk that the FDA is looking for advice on.  However, the FDA can decide to hold advisory committee meeting for any application. An advisory committee meeting includes a panel of FDA members and clinicians and other experts who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Ganaxolone may not be considered by payers to be medically necessary or cost-effective for particular diseases or conditions. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $22.0 million, $18.9 million and $8.7 million in 2016, 2015 and 2014, respectively.

Employees

As of December 31, 2016, we had 14 full-time employees and one part time employee. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees and none are represented by labor unions.

Corporate Information

We were incorporated in Delaware in August 2003. Our principal executive offices are located at 170 N Radnor

Chester Rd, Suite 250, Radnor, Pennsylvania 19087 and our telephone number is (484) 801-4670. Our website address is www.marinuspharma.com. The inclusion of our website address is, in each case, intended to be an inactive textual reference only and not an active hyperlink to our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

We have incurred significant operating losses since our inception, including a net loss of $28.6 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $125.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash, cash equivalents and investments as of December 31, 2016, will enable us to fund our operating expenses, debt obligations and capital expenditure requirements into the second half of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Success in preclinical studies and early clinical trials does not ensure that later trials will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in preclinical studies and clinical trials, even after seeing promising results in earlier studies and trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 study in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistical separation in a Phase 3 study for the same indication. As a result, we are discontinued our program in adult focal onset seizures and to focus our efforts on advancing ganaxolone in postpartum depression, status epilepticus, and pediatric orphan indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted.

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

Undesirable side effects caused by ganaxolone could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Although ganaxolone has generally been well tolerated by subjects in our earlier-stage clinical trials, in some cases there were side effects, and some of the side effects were severe. Specifically, in our most recently completed clinical trial, where ganaxolone was administered as an adjunctive to standard therapy in adult subjects with focal onset seizures, the most frequent side effects (those reported in greater than 5% of ganaxolone subjects) were dizziness, fatigue and somnolence (or drowsiness). More side effects of the Central Nervous System (CNS) were categorized as severe as compared to side effects of other body systems.

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

We have received orphan drug designation for treating PCDH19-PE, FXS and SE with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications or any future product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to ganaxolone, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing ganaxolone. Some of these competitive products and therapies are based on scientific approaches that are the same as, or similar to, our approach, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same GABAA, neuroreceptor that we are targeting or that are testing product candidates in the same indications that we are testing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Ganaxolone is presently being developed primarily as a neuropsychiatric therapeutic. There are a variety of marketed therapies available for these patients.

Specifically, there are more than 15 approved AEDs available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by Lundbeck, UCB, Eisai, and Sunovion Pharmaceuticals. Additionally, there are several drugs in development for the treatment of pediatric genetic epilepsies and behavioral and mental health conditions associated with FXS, including compounds being developed by GW Pharmaceuticals, Zogenix, Sunovion Pharmaceuticals, Zynerba, Alcobra and Neuren Pharmaceuticals. Sage Therapeutics is developing molecules with a similar mechanism of action as ganaxolone for treatment of SE and PPD.

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

We do not own or operate facilities for the manufacture of ganaxolone. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on contract manufacturing organizations (CMOs) for the chemical manufacture of active pharmaceutical ingredients for ganaxolone and other CMOs for the production of the ganaxolone nanoparticulate formulation into capsules, liquid suspension and IV. To meet our projected needs for preclinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for ganaxolone. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms, in a timely manner or at all, we may not be able to complete development of ganaxolone, or market or distribute ganaxolone.

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

Filing, prosecuting and defending patents on ganaxolone and any future product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries, particularly those relating to biopharmaceuticals, do not protect intellectual property rights to the same extent as federal and state laws in the United States.  For example, novel formulations and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of our patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property.

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

We are highly dependent upon Christopher M. Cashman, our Chief Executive Officer, and Edward F. Smith, our Chief Financial Officer. The employment agreements we have with the persons named above do not prevent such persons from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2016, we had 14 full-time and one part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 39% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our ability to pay cash dividends is prohibited by our credit facility with Square 1 Bank, as amended, and the terms of any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2016 we had outstanding a total of 19,705,120 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of December 31, 2016, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan was 31,922 as of December 31, 2016.  In accordance with the 2014 Plan, on January 1, 2017, 820,127 shares of common stock were available for future grant under the plan. Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

We are required to meet the NASDAQ Stock Market’s continued listing requirements and other NASDAQ rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

            We are required to meet the continued listing requirements of the NASDAQ Stock Market and other NASDAQ rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted. Delisting from the NASDAQ Stock Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the NASDAQ Stock Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the NASDAQ Stock Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, cause us to lose eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices occupy approximately 8,500 square feet of leased office space in Radnor, Pennsylvania pursuant to a lease agreement that expires in 2021.  We believe that our current facilities are suitable and adequate to meet our current needs.  We may add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NASDAQ Global Market under the symbol MRNS.  The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on the NASDAQ Global Market.

	Year Ended December 31, 2016
	High	Low
First Quarter	$7.56	$4.00
Second Quarter	$6.76	$1.19
Third Quarter	$2.73	$1.23
Fourth Quarter	$1.84	$0.82

	Year Ended December 31, 2015
	High	Low
First Quarter	$16.60	$8.78
Second Quarter	$13.72	$7.00
Third Quarter	$20.72	$7.67
Fourth Quarter	$10.24	$4.52

Holders of Record

As of March 7, 2016 there were approximately 34 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.  Additionally, our ability to pay cash dividends is prohibited by our credit facility with Square 1 Bank, as amended.

Stock Performance Graph

The following graph compares the annual percentage change in the cumulative total shareholder return on the Company’s common stock with the cumulative total return of (i) the NASDAQ Composite Total Return Index and (ii) the NASDAQ US Benchmark Pharmaceuticals Index. The comparison assumes $100 was invested on July 31, 2014 (the first day the Company’s stock was traded on the NASDAQ Global Market) in the Company’s common stock and in each of the following indices and assumes the reinvestment of dividends.

	7/31/2014	12/31/2014	12/31/2015	12/31/2016

Marinus Pharmaceuticals	$100	$132.13	$95.50	$12.63
NASDAQ Composite Total Return Index	$100	$108.96	$116.54	$126.88
NASDAQ US Benchmark Pharmaceuticals Index	$100	$111.80	$117.87	$116.59

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.

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

There has been no material change in use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on August 1, 2014.  As of December 31, 2016, we have used approximately $30.0 million of the funds received from our IPO in support of our clinical trials and payments to research and development consultants, including compensation of certain employees and officers, and approximately $11.2 million for general corporate purposes, including compensation of certain employees, officers, and directors.

Item 6. Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2016, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected financial data as of and for the years ended December 31, 2013 and 2012 have been derived from our audited financial statements not included in this report. The information set forth in the following table should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue	$—	$—	$—	$—	$100
Operating expenses:
Research and development	22,005	18,916	8,690	4,150	846
General and administrative	6,237	5,516	3,230	1,229	685
Loss from operations	(28,242)	(24,432)	(11,920)	(5,379)	(1,431)
Other (expense) income, net	(401)	(418)	1,087	109	23
Net loss	$(28,643)	$(24,850)	$(10,833)	$(5,270)	$(1,408)
Cumulative preferred stock dividends	—	—	(2,545)	(3,804)	(2,186)
Net loss available to common stockholders	$(28,643)	$(24,850)	$(13,378)	$(9,074)	$(3,594)
Per share information:
Net loss per share of common stock—basic and diluted	$(1.47)	$(1.67)	$(2.17)	$(19.60)	$(8.00)
Basic and diluted weighted average shares outstanding	19,498,143	14,919,783	6,152,669	462,972	449,514

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(in thousands)
Cash, cash equivalents and investments	$30,100	$57,684	$49,720	$10,037	$8,634
Total assets	31,447	59,648	50,213	11,824	8,682
Current portion of notes payable	3,500	2,128	—	—	—
Notes payable	1,743	5,236	7,000	—	—
Total convertible preferred stock	—	—	—	69,840	59,549
Total stockholders’ equity (deficit)	21,479	46,921	41,154	(60,382)	(55,367)

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA being developed in three different dose forms: intravenous (IV), capsule and liquid. The multiple dose forms are intended to maximize therapeutic reach to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on a well-characterized synaptic and extrasynaptic GABAA target known for both anti‑seizure and anti‑anxiety activity.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. At December 31, 2016, we had cash, cash equivalents and investment balances of $30.1 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $28.6 million for the year ended December 31, 2016.  Our accumulated deficit as of December 31, 2016 was $125.8 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical trials in targeted indications, which could include post-partum depression (PPD), status epilepticus (SE), CDKL5 disorder (CDKL5), Lennox-Gastaut Syndrome (LGS), PCDH19 pediatric epilepsy (PCDH19-PE), and Fragile X Syndrome (FXS);

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

We believe that our cash, cash equivalents and investments as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2018. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

Results of Operations

Year Ended December 31, 2016 compared to year ended December 31, 2015

Research and Development Expenses

Research and development expenses increased $3.1 million, to $22.0 million, for the year ended December 31, 2016, compared to the same period of 2015. The increase was primarily due to an increase of $2.7 million associated with preclinical and clinical activities in our IV program, and $1.4 million associated with increases in salaries, benefits and noncash stock-based compensation, mostly attributable to increased headcount.  This increase was partially offset by a decrease of $1.3 million in costs associated with our drug-resistant focal onset seizure program, which discontinued in June 2016.

The primary drivers of our research and development expenditures have been in our drug-resistant focal onset seizures and IV programs.  We incurred $12.8 million and $3.3 million in research and development expenses related to our preclinical and clinical activities associated with our drug-resistant focal onset seizures and IV programs, respectively, in the year ended December 31, 2016, compared to $14.1 million and $0.6 million for the year ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, to $6.2 million, for the year ended December 31, 2016, compared to the same period of 2015. The increase in general and administrative expenses was primarily due to an increase in noncash stock-based compensation expense.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $24.8 million for the year ended December 31, 2016 compared to $20.1 million for the same period a year ago. The increase was driven primarily by an increase in our net loss of $3.8 million and a net decrease in the change in operating assets and liabilities of $1.8 million, partially offset by an increase in stock-based compensation expense of $1.0 million. The net decrease in the change in operating assets and liabilities was due primarily to upfront payment obligations related to certain drug manufacturing contracts and deposits on laboratory equipment in 2015.

Investing Activities.  Cash provided by investing activities during the year ended December 31, 2016 represents the purchase of $2.4 million in investments and $0.6 million in laboratory equipment, offset by maturities of short-term investments of $4.4 million.  Cash used in investing activities during the year ended December 31, 2015 represents the purchase of $7.7 million in investments and a deposit of $0.4 million on laboratory equipment, offset by maturities of short-term investments of $1.7 million.

Financing Activities.  Cash used in financing activities during the year ended December 31, 2016 represents principal payments of notes payable of $2.1 million and payment of public offering costs of $0.2 million, offset by proceeds from the exercise of outstanding stock options of $0.1 million.  Cash provided by financing activities during the year ended December 31, 2015 represents $28.3 million in net proceeds received from a secondary public offering, as well as $0.4 million from the exercise of outstanding stock options, offset by $0.2 million in installment payments made to a third-party vendor for financed insurance premiums.

Year ended December 31, 2015 compared to year ended December 31, 2014

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

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $28.6 million for the year ended December 31, 2016.  Our cash used in operating activities was $24.8 million for year ended December 31, 2016 compared to $20.1 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt. At December 31, 2016, we had cash, cash equivalents and investment balances of $30.1 million.

Credit Facility

In April 2014, we borrowed $2.0 million pursuant to a Loan and Security Agreement (LSA) we entered into with a financial institution. Pursuant to the terms of the LSA, we made monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until the LSA was amended.  In December 2014, February 2015, October 2015 and April 2016 we entered into four amendments to the LSA (collectively, the “Amended LSA”) with the same financial institution.

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

As of December 31, 2016, of our outstanding term loan balance of $5.3 million, $3.5 million will be due within the next twelve months, and is classified as the current portion of notes payable on our balance sheet.  Interest expense related to the term loans was $459 thousand and $461 thousand for the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, we had accrued interest of $31 thousand.  There are no financial covenants associated with these term loans.  As of December 31, 2016, we were in compliance with all non-financial covenants.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of December 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2018. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities, including securities from our Equity Distribution Agreement with JMP Securities, that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Significant Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2016 (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations(1)	$1,444	$333	$642	$469	$—
Credit facilities(2)	5,534	3,749	1,785	—	—
Total	$6,978	$4,082	$2,427	$469	$—

(1)	Represents commitments for future minimum lease payments.

(2)	Represents principal and interest payment obligations that will become due in connection with our outstanding loan facility.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and was effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We adopted this ASU for the year ended December 31, 2016, and the adoption of this ASU had no material effect on our annual financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  While the effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016, earlier adoption is permitted and we adopted the amendments in ASU 2016-09 during the fourth quarter of 2016. The adoption of this ASU did not have a material effect on our annual financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which amends the guidance in Accounting Standards Codification (ASC) 230 on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  The guidance in the ASU is effective for fiscal years beginning after

December 15, 2017, including interim periods within those fiscal years.  We do not expect the adoption of this ASU to have a material effect on our interim or annual financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $30.1 million at December 31, 2016, consisting of funds in cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our long-term debt carries a variable interest rate indexed to the prime rate, with a fixed minimum rate of 6.5%.  The prime rate in the U.S. had remained at 3.25% since December of 2008, and increased to 3.50% in December 2015 and to 3.75% in December 2016.  While we cannot predict when, if at all, this rate will be adjusted again, we believe the stability of the prime rate over the past six years sufficiently mitigates interest rate risk related to our debt.  We do not believe an immediate 1.0% increase in the prime rate would have a material effect on the future cash flows related to our debt, and accordingly we do not expect a sudden change in the prime rate to affect materially our operating results or cash flows.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on the assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the SEC.

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the SEC.

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
10.3+

Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Christopher M. Cashman. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on August 9, 2016.)

10.4+

Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Edward F. Smith. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on August 9, 2016.)

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

10.15+	Marinus Pharmaceuticals, Inc. Change in Control Severance Plan effective November 7, 2016. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on November 8, 2016.)
10.16+	Form of Incentive Stock Option Agreement for Officers Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K annual report filed on March 12, 2015.)
10.17+	Form of Incentive Stock Option Agreement for Employees Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K annual report filed on March 12, 2015.)
10.18+	Form of Nonqualified Stock Option Agreement Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.18 to Form 10-K annual report filed on March 12, 2015.)
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

10.23

Fourth Amendment to Loan and Security Agreement dated as of April 29, 2016 between Pacific Western Bank and the Company. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on May 2, 2016.)

21	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of KPMG LLP. (Filed herewith.)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Taxonomy
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Marinus Pharmaceuticals, Inc.

Date:	March 13, 2017	By:	/s/ Christopher M. Cashman
Christopher M. Cashman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Christopher M. Cashman	President, Chief Executive Officer (Principal Executive Officer) and Chairman	March 13, 2017
Christopher M. Cashman

/s/ Edward F. Smith	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Finance and Accounting Officer)	March 13, 2017
Edward F. Smith

/s/ Enrique J. Carrazana	Director	March 13, 2017
Enrique J. Carrazana, M.D.

/s/ Michael R. Dougherty	Director	March 13, 2017
Michael R. Dougherty

/s/ Seth H.Z. Fischer	Director	March 13, 2017
Seth H.Z. Fischer

/s/ Tim M. Mayleben	Director	March 13, 2017
Tim M. Mayleben

/s/ Jay P. Shepard	Director	March 13, 2017
Jay P. Shepard

/s/ Nicole Vitullo	Director	March 13, 2017
Nicole Vitullo

FINANCIAL STATEMENTS

MARINUS PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Marinus Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Marinus Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marinus Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 13, 2017

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$26,178	$51,722
Short-term investments	3,922	4,474
Prepaid expenses and other current assets	199	1,571
Total current assets	30,299	57,767
Property and equipment, net	1,148	31
Investments	—	1,488
Other assets	—	362
Total assets	$31,447	$59,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,500	$2,128
Accounts payable	2,809	3,146
Accrued expenses	1,775	2,161
Total current liabilities	8,084	7,435
Notes payable	1,743	5,236
Other long-term liabilities	141	56
Total liabilities	9,968	12,727
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 19,734,351 issued and 19,705,120 outstanding at December 31, 2016 and 19,420,086 issued and 19,390,855 outstanding at December 31, 2015	20	19
Additional paid-in capital	147,288	144,088
Treasury stock at cost, 29,231 shares at December 31, 2016 and 2015	—	—
Accumulated deficit	(125,829)	(97,186)
Total stockholders’ equity	21,479	46,921
Total liabilities and stockholders’ equity	$31,447	$59,648

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014

Expenses:
Research and development	$22,005	$18,916	$8,690
General and administrative	6,237	5,516	3,230
Loss from operations	(28,242)	(24,432)	(11,920)
Change in fair value of warrant liability	—	—	1,192
Interest income	128	64	12
Interest expense	(464)	(475)	(117)
Other expense	(65)	(7)	—
Net loss	$(28,643)	$(24,850)	$(10,833)
Cumulative preferred stock dividends	—	—	(2,545)
Net loss applicable to common stockholders	$(28,643)	$(24,850)	$(13,378)
Per share information:
Net loss per share of common stock—basic and diluted	$(1.47)	$(1.67)	$(2.17)
Basic and diluted weighted average shares outstanding	19,498,143	14,919,783	6,152,669

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

							Stockholders’ Equity (Deficit)

	Convertible Preferred Stock								Additional				Total
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, December 31, 2013	18,777,860	$30,596	12,220,661	$17,929	18,381,463	$21,314	494,260	$1	$1,121	29,231	$—	$(61,503)	$(60,381)
Stock-based compensation expense	—	—	—	—	—	—	—	—	698	—	—	—	698
Issuance of Series C Preferred Stock	—	—	—	—	422,119	500	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	122,634	—	128	—	—	—	128
Conversion of convertible preferred stock into common	(18,777,860)	(30,596)	(12,220,661)	(17,929)	(18,803,582)	(21,814)	7,661,871	7	70,333	—	—	—	70,340
Exercise and conversion of convertible preferred stock warrants into common	—	—	—	—	—	—	220	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering ($8.00 per share), net of expenses of $4,862	—	—	—	—	—	—	5,758,000	6	41,196	—	—	—	41,202
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,833)	(10,833)
Balance, December 31, 2014	—	—	—	—	—	—	14,036,985	14	113,476	29,231	—	(72,336)	41,154
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,108	—	—	—	2,108
Exercise of stock options	—	—	—	—	—	—	327,098	—	373	—	—	—	373
Issuance of common stock in connection with secondary public offering ($6.00 per share), net of expenses of $2,200							5,056,003	5	28,131	—	—	—	28,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,850)	(24,850)
Balance, December 31, 2015	—	—	—	—	—	—	19,420,086	19	144,088	29,231	—	(97,186)	46,921
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,077	—	—	—	3,077
Exercise of stock options	—	—	—	—	—	—	118,365	1	123	—	—	—	124
Issuance of restricted stock	—	—	—	—	—	—	195,900	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,643)	(28,643)
Balance, December 31, 2016	—	$—	—	$—	—	$—	19,734,351	$20	$147,288	29,231	$—	$(125,829)	$21,479

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net loss	$(28,643)	$(24,850)	$(10,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23	11	5
Stock-based compensation expense	3,077	2,108	698
Change in fair value of warrant liability	—	—	(1,192)
Amortization of debt issuance costs	7	7	4
Loss on disposal of fixed assets	—	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,396	(947)	1,344
Accounts payable and accrued expenses	(629)	3,540	1,385
Net cash used in operating activities	(24,769)	(20,129)	(8,589)
Cash flows from investing activities
Purchases of investments	(2,434)	(7,705)	—
Maturities of short-term investments	4,474	1,743	—
Purchases of property and equipment	(644)	(352)	(33)
Net cash provided by (used in) investing activities	1,396	(6,314)	(33)
Cash flows from financing activities
Proceeds from exercise of stock options	124	373	128
Proceeds from public offerings, net of offering costs	(167)	28,278	41,202
Proceeds from notes payable, net of issuance costs	—	—	6,975
Principal payments of notes payable	(2,128)	(206)	—
Net cash (used in) provided by financing activities	(2,171)	28,445	48,305
Net (decrease) increase in cash and cash equivalents	(25,544)	2,002	39,683
Cash and cash equivalents—beginning of year	51,722	49,720	10,037
Cash and cash equivalents—end of year	$26,178	$51,722	$49,720
Supplemental disclosure of cash flow information
Conversion of preferred stock to common stock	$—	$—	$70,340
Issuance of Series C Preferred Stock	$—	$—	$500
Cash paid for interest	$460	$468	$89
Financing arrangement with third-party vendor	$—	$584	$—
Purchase of property and equipment in accounts payable	$134	$—	$—
Accrued public offering costs	$—	$142	$—

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of the Business

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA being developed in three different dose forms (intravenous, capsule and liquid) intended to maximize therapeutic reach to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on the GABAA receptor, a well‑characterized target in the brain known for both anti‑seizure and anti‑anxiety effects.  Our primary focus to date has been directed towards developing business strategies, raising capital, conducting research and development activities, and conducting preclinical testing and human clinical trials of our product candidate.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of December 31, 2016 was $125.8 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.  We believe that our cash, cash equivalents and investment balance as of December 31, 2016 is adequate to fund our operations into the second half of 2018.

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

Fair Value of Financial Instruments and Credit Risk

At December 31, 2016 and 2015, our financial instruments included cash equivalents, certificates of deposit, accounts payable, accrued expenses, and notes payable. The carrying amount of cash equivalents, certificates of deposit, accounts payable and accrued expenses approximated fair value, given their short-term nature. The carrying amount of our notes payable approximate fair value because the interest rates on these instruments are reflective of rates that we could obtain on debt with similar terms and conditions.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

            We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2016 and 2015, we invested a portion of our cash balances in money market investments, which we have included as cash equivalents on our balance sheets.

Investments

            As of December 31, 2016 and 2015, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  Certificates of deposit with maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term investments on our balance sheet.  All investments are classified as held-to-maturity and are recorded at amortized cost.  Fair value of our investments approximates the carrying value on our balance sheet.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally represent payments made for goods or services to be received within one year, and are expensed as the related benefit is received.  As of December 31, 2015, this balance included a deposit of $1.0 million for clinical manufacturing supplies to be used in connection with our clinical trials, all of which was expensed in 2016.

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

Impairment of Long‑Lived Assets

            We review long‑lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount an impairment loss would be recognized if the carrying value of the asset exceeded its fair value. Fair value is generally determined using discounted cash flows. Through December 31, 2016, no impairment has occurred.

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

Income Taxes

            We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2016 and 2015, we have concluded that a full valuation allowance is necessary for our net deferred tax assets. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Basic and diluted net loss per share of common stock:
Net loss	$(28,643)	$(24,850)	$(10,833)
Dividends on Series B and C Preferred Stock	—	—	(2,545)
Net loss applicable to common stockholders	$(28,643)	$(24,850)	$(13,378)
Weighted average shares of common stock outstanding	19,498,143	14,919,783	6,152,669
Net loss per share of common stock—basic and diluted	$(1.47)	$(1.67)	$(2.17)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2016	2015	2014
Restricted stock	195,900	—	—
Stock options	2,239,044	1,799,226	1,670,574
	2,434,944	1,799,226	1,670,574

As of December 31, 2016, 2015 and 2014, we had no other potentially dilutive securities.

Comprehensive Loss

            Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss was equal to net loss for all periods presented.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Stock‑Based Compensation

            We account for stock‑based compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock‑based awards in the statements of operations. For stock options issued to employees and members of our board of directors for their services on our board of directors, we estimate the grant‑date fair value of options using the Black‑Scholes option pricing model. The use of the Black‑Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For restricted stock awards, the grant date fair value is determined by the closing market price of our common stock on the date of grant. For awards subject to time‑based vesting, we recognize stock‑based compensation expense, net of estimated forfeitures, on a straight‑line basis over the requisite service period, which is generally the vesting term of the award. For awards subject to performance‑based vesting conditions, we recognize stock‑based compensation expense when it is probable that the performance condition will be achieved. Stock‑based awards issued to non‑employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity.

Clinical Trial Expense Accruals

            As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third‑party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2016, 2015 and 2014 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and was effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We adopted this ASU for the year ended December 31, 2016, and the adoption of this ASU had no material effect on our annual financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU is the result of the FASB's simplification initiative intended to improve GAAP by reducing costs and complexity while maintaining or enhancing the usefulness of related financial statement information.  The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  While the effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016, earlier adoption is permitted and we adopted the amendments in ASU 2016-09 during the fourth quarter of 2016. The adoption of this ASU did not have a material effect on our annual financial statements.

            In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We do not expect the adoption of this ASU to have a material effect on our interim or annual financial statements.

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

NOTES TO FINANCIAL STATEMENTS

•	Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets
Money market funds (cash equivalents)	$25,629	$—	$—	$25,629
Certificates of deposit	3,922	—	—	3,922
December 31, 2015
Assets
Money market funds (cash equivalents)	$50,682	$—	$—	$50,682
Certificates of deposit	5,962	—	—	5,962

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$1,367	$311
Office equipment	139	69
	1,506	380
Less: accumulated depreciation	(358)	(349)
	$1,148	$31

Depreciation expense was $23,  $11 and $5 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

5. Accrued Expenses

At December 31, 2016 and 2015, accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Payroll and related costs	880	631
Clinical trials and drug development	681	1,188
Professional fees	101	190
Other	113	152
Total accrued expenses	$1,775	$2,161

6. Notes Payable

In April 2014, we borrowed $2.0 million pursuant to a Loan and Security Agreement (LSA) we entered into

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

with a financial institution. Pursuant to the terms of the LSA, we made monthly interest-only payments for outstanding borrowings at an interest rate equal to the greater of (a) prime plus 2.25% or (b) 5.5% until the LSA was amended.  In December 2014, February 2015, October 2015 and April 2016 we entered into four amendments to the LSA (collectively, the “Amended LSA”) with the same financial institution.

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

As of December 31, 2016, of our outstanding term loan balance of $5.3 million, $3.5 million will be due within the next twelve months, and is classified as the current portion of notes payable on our balance sheet.  Interest expense related to the term loans was $459 thousand, $461 thousand and $117 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, we had accrued interest of $31 thousand.  There are no financial covenants associated with these term loans.  As of December 31, 2016, we were in compliance with all non-financial covenants.

Vendor Debt

In August 2015, the Company entered into a short-term loan agreement with a third-party vendor to finance insurance premiums.  The aggregate amount financed under this agreement was $584 thousand, which was fully paid as of December 31, 2016.

Maturities of our debt obligations over the next five years are as follows (in thousands):

Debt Maturities
2017	$3,500
2018	1,750
Total maturities	$5,250

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of December 31, 2016, 430,922 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  As of December 31, 2016, 1,808,122 options to purchase shares of common stock and 195,900 restricted shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 31,922 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  In accordance with the 2014 Plan, on January 1, 2017, shares of common stock available for future grants under the 2014 plan was increased to 820,127.

In August 2015, we entered into an Equity Distribution Agreement with JMP Securities LLC.  Subsequent to December 31, 2016 we sold 1,669,092 shares under this agreement for aggregate net proceeds of approximately $2.0 million.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Options

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$980	$685	$137
General and administrative	1,975	1,423	561
Total	$2,955	$2,108	$698

Options issued under both the 2005 Plan and 2014 Plan may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. A summary of activity for the years ended December 31, 2016, 2015 and 2014 is presented below (in thousands, except share and per share amounts):

		Weighted-
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding—December 31, 2013	1,093,208	$1.04
Granted	700,000	8.99
Exercised	(122,634)	1.04
Outstanding—December 31, 2014	1,670,574	4.37
Granted	585,800	12.56
Exercised	(327,098)	1.14
Forfeited	(44,950)	6.13
Expired	(85,100)	1.04
Outstanding—December 31, 2015	1,799,226	7.74
Granted	603,975	2.42
Exercised	(118,365)	1.04
Forfeited	(45,792)	12.08
Outstanding—December 31, 2016	2,239,044	$6.57	$—

Exercisable—December 31, 2016	1,182,966	$6.96	$—
Exercisable and expected to vest—December 31, 2016	2,239,044	$6.57	$—

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2016 is 8.1 and 7.5 years, respectively.

Intrinsic value in the table above was determined by calculating the difference between the market value of our common stock on the last trading day of 2016 of $1.01 per share and the exercise price, multiplied by the number of in-the-money options. The aggregate intrinsic value as of December 31, 2016 was zero, because all outstanding options have exercise prices in excess of market value.  The aggregate intrinsic value of options exercised in 2016, 2015 and 2014 was $0.5 million, $3.4 million and $0.5 million, respectively.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted‑average grant date fair value of options granted was $1.60, $8.15, and $6.09 per share in 2016, 2015 and 2014, respectively, and was estimated at the date of grant using the Black‑Scholes option‑pricing model with the following weighted‑average assumptions:

	2016				2015				2014
Expected stock price volatility	74.69	-	87.67%		73.64	-	81.21%		77.66	-	86.08%
Expected term of options	5.2	-	6.1	years	5.2	-	6.1	years	5.5	-	6.06	years
Risk-free interest rate	1.07	-	1.86%		1.44	-	1.92%		1.75	-	1.98%
Expected annual dividend yield			0%				0%				0%

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

As of December 31, 2016, there was $4.2 million of total unrecognized compensation expense related to unvested stock options granted under the 2005 Plan and 2014 Plan. That expense is expected to be recognized over the next four years as follows, in thousands:

2017	$2,473
2018	1,480
2019	242
2020	12
$4,207

Restricted Stock

All issued and outstanding restricted shares of common stock are time-based and become vested one year after the grant date, pursuant to the 2014 Plan.  Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of the Company’s common stock on the date of the grant.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

No restricted shares of common stock were issued prior to fiscal year 2016.  A summary of activity for the year ended December 31, 2016 is presented below (in thousands, except share and per share amounts):

		Weighted-average
		Grant Date
	Shares	Fair Value per Share
Outstanding—December 31, 2015	—	$—
Granted	196,275	1.51
Vested	—	—
Forfeited	(375)	1.50
Outstanding—December 31, 2016	195,900	$1.51

Expected to vest—December 31, 2016	195,900	$1.51

As of December 31, 2016, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted average service period of 0.59 years.

Total compensation cost recognized for all restricted stock awards in the statements of operations for the year ended December 31, 2016 is as follows (in thousands):

Research and development	$48
General and administrative	74
Total	$122

8. Commitments and Contingencies

Leases

In October 2014, we entered into a five-year operating lease agreement for office space in Radnor, Pennsylvania.  Rent payments under this lease commence May 1, 2015, with payment amounts escalating each May 1 thereafter through the end of the lease term.  In December 2015, we entered into a First Amendment to this lease agreement (Amended Lease) to lease approximately 8,500 rentable square feet of office space in Radnor, Pennsylvania.  This Lease amended an existing lease agreement to replace leased premises of approximately 4,000 rentable square feet of office space, and we commenced leasing the larger office space in April 2016.  Rent payments under the Amended Lease are expected commenced June 1, 2016, with payment amounts escalating each June 1 thereafter through the end of the 62-month lease term.

In November 2015, we entered into a one-year operating lease agreement for approximately 1,000 square feet of office space in Madison, Connecticut, with two annual renewal options of one year each.  In November 2016, we exercised the first renewal option.  Rent payments under this lease commenced on November 1, 2015, and increase with each renewal period. Prior to that and through October 2015, we leased a facility in New Haven, Connecticut. Rent expense under these operating leases, in thousands, was $322, $143 and $50 for the years ended 2016, 2015 and 2014, respectively. All leases are non-cancelable.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Our annual future minimum lease payments under these leases are as follows (in thousands):

Operating Lease Payments
2017	$333
2018	318
2019	324
2020	330
2021	139
Thereafter	—
Total minimum lease payments	$1,444

Employee Benefit Plan

We maintain a Section 401(k) retirement plan for all employees. Employees can contribute up to 50% of their eligible pay, subject to maximum amounts allowed under law. We may make discretionary profit sharing contributions, which vest over a period of four years from each employee’s commencement of employment with us. We have not made any discretionary contributions.

License Agreement

We are obligated to pay royalties pursuant to a license agreement with Purdue Neuroscience Company (Purdue) as a percentage of net product sales for direct licensed products, such as ganaxolone. The obligation to pay royalties expires, on a country‑by‑country basis, 10 years from the first commercial sale of a licensed product in each country. The agreement also requires that we pay Purdue a percentage of the non‑royalty consideration that we receive from a sublicensee and a percentage of milestone payments for indications other than seizure disorders and vascular migraine headaches not associated with mood disorders. Under the license agreement, we are committed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

9. Income Taxes

As of December 31, 2016 and 2015, we had approximately $121.8 million and $93.2 million, respectively, of net operating loss (NOL) carry forwards available to offset future federal and state taxable income that will expire beginning in 2023. We also have federal research and development credit carryovers of approximately $4.4 million and state credit carryovers of approximately $0.9 million which expire beginning in 2019.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2016	2015
Gross deferred tax assets:
Net operating loss carryforwards	$48,654	$37,051
Accrued expenses	55	29
Contributions	6	6
Deferred expenses	58	23
Stock-based compensation	1,523	826
Research and development and other credits	5,258	4,123
Total gross deferred tax assets	55,554	42,058
Gross deferred tax liabilities:
Depreciation	(3)	(2)
Total gross deferred tax liabilities	(3)	(2)
Net deferred tax assets	55,551	42,056
Less: valuation allowance	(55,551)	(42,056)
Net deferred tax assets after valuation allowance	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016. The valuation allowance increased by $13.5 million and $12.3 million during the years ended December 31, 2016 and 2015, respectively, due primarily to the generation of NOLs during those periods.

We did not have unrecognized tax benefits as of December 31, 2016 and 2015, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in income tax expense. We did not have uncertain tax positions as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, we have not accrued interest or penalties related to any uncertain tax positions. Our tax returns filed since inception are still subject to examination by major tax jurisdictions.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
Permanent items	(1.2)	(1.0)	(5.4)
State income tax, net of federal benefit	7.5	7.1	3.8
R&D tax credits	5.2	4.2	4.2
Other	1.6	5.0	—
Change in valuation allowance	(47.1)	(49.3)	(36.6)
Effective income tax rate	0.0%	0.0%	0.0%

For all years through December 31, 2016, we generated research and development credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

We file income tax returns in the United States, the State of Connecticut, and the Commonwealth of Pennsylvania. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2015. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

10. Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2016
Research and development expenses	$5,494	$7,258	$4,840	$4,413	$22,005
General and administrative expenses	$1,604	$1,586	$1,529	$1,518	$6,237
Net loss	$(7,216)	$(8,949)	$(6,464)	$(6,014)	$(28,643)
Net loss per share, basic and diluted	$(0.37)	$(0.46)	$(0.33)	$(0.31)	$(1.47)
2015
Research and development expenses	$5,468	$3,915	$3,472	$6,061	$18,916
General and administrative expenses	$1,447	$1,255	$1,378	$1,436	$5,516
Net loss	$(7,007)	$(5,273)	$(4,963)	$(7,607)	$(24,850)
Net loss per share, basic and diluted	$(0.50)	$(0.37)	$(0.35)	$(0.45)	$(1.67)

Exhibit No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on August 7, 2014.)
3.2	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on August 7, 2014.)
4.1	Specimen Certificate evidencing shares of the Company’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
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
10.3+

Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Christopher M. Cashman. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on August 9, 2016.)

10.4+

Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Edward F. Smith. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on August 9, 2016.)

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

10.15+	Marinus Pharmaceuticals, Inc. Change in Control Severance Plan effective November 7, 2016. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on November 8, 2016.)
10.16+	Form of Incentive Stock Option Agreement for Officers Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K annual report filed on March 12, 2015.)
10.17+	Form of Incentive Stock Option Agreement for Employees Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K annual report filed on March 12, 2015.)
10.18+	Form of Nonqualified Stock Option Agreement Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.18 to Form 10-K annual report filed on March 12, 2015.)

Exhibit No.	Description of Exhibit
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

10.23

Fourth Amendment to Loan and Security Agreement dated as of April 29, 2016 between Pacific Western Bank and the Company. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on May 2, 2016.)

21	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of KPMG LLP. (Filed herewith.)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Taxonomy
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.

* Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment under the Securities Act of 1933.