Form 10-Q
period 2017-03-31
MARINUS PHARMACEUTICALS INC
filed 2017-05-01
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 28, 2017 was: 22,419,504.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$22,576	$26,178
Short-term investments	2,184	3,922
Prepaid expenses and other current assets	916	199
Total current assets	25,676	30,299
Property and equipment, net	1,148	1,148
Total assets	$26,824	$31,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,500	$3,500
Accounts payable	2,236	2,809
Accrued expenses	833	1,775
Total current liabilities	6,569	8,084
Notes payable	870	1,743
Other long-term liabilities	137	141
Total liabilities	7,576	9,968
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 21,953,963 issued and 21,924,732 outstanding at March 31, 2017 and 19,734,351 issued and 19,705,120 outstanding at December 31, 2016	22	20
Additional paid-in capital	150,493	147,288
Treasury stock at cost, 29,231 shares at March 31, 2017 and December 31, 2016	—	—
Accumulated deficit	(131,267)	(125,829)
Total stockholders’ equity	19,248	21,479
Total liabilities and stockholders’ equity	$26,824	$31,447

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Expenses:
Research and development	$3,573	$5,494
General and administrative	1,812	1,604
Loss from operations	(5,385)	(7,098)
Interest income	40	22
Interest expense	(84)	(124)
Other expense	(9)	(16)
Net loss	$(5,438)	$(7,216)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.26)	$(0.37)
Basic and diluted weighted average shares outstanding	20,580,558	19,464,669

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(5,438)	$(7,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	2
Stock-based compensation expense	747	739
Amortization of debt issuance costs	2	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(716)	1,055
Accounts payable and accrued expenses	(1,453)	(664)
Net cash used in operating activities	(6,849)	(6,082)
Cash flows from investing activities
Deposit on property and equipment	—	(30)
Maturities of short-term investments	1,738	1,243
Purchases of property and equipment	(126)	(23)
Net cash provided by investing activities	1,612	1,190
Cash flows from financing activities
Proceeds from exercise of stock options	—	123
Proceeds from equity offerings, net of offering costs	2,510	(142)
Principal payments of notes payable	(875)	(82)
Net cash provided by (used in) financing activities	1,635	(101)
Net decrease in cash and cash equivalents	(3,602)	(4,993)
Cash and cash equivalents—beginning of period	26,178	51,722
Cash and cash equivalents—end of period	$22,576	$46,729
Supplemental disclosure of cash flow information
Cash paid for interest	$87	$120
Payment on notes payable in accounts payable	$—	$43
Property and equipment in accounts payable	$17	$378
Accrued equity offering costs	$50	$—

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Liquidity

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of the GABAA receptor being developed in three different dose forms (intravenous, oral capsule and oral liquid) intended to maximize therapeutic reach to adult and pediatric patient populations in both acute and chronic care settings and in both in-patient and self-administered settings. The GABAA receptor is a well‑characterized target in the brain known for both anti‑seizure, anti-depression and anti‑anxiety effects.  Our primary focus to date has been directed towards developing business strategies, conducting research and development activities, and conducting preclinical testing and human clinical trials for our product candidate.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of March 31, 2017 was $131.3 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates. We believe that our cash, cash equivalents and investment balance as of March 31, 2017 is adequate to fund our operations into the second half of 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP) for annual financial statements. In the opinion of management, these unaudited interim consolidated financial statements reflect the elimination of all intercompany accounts and transactions and all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 and accompanying notes thereto included in our annual report on Form 10-K filed with the SEC on March 13, 2017.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Investments

Investments purchased with a maturity of more than three months and less than twelve months are classified as short-term investments. Investments purchased with a remaining maturity greater than twelve months are classified as long-term investments. We plan to hold these investments to maturity and have classified these investments as such as defined by GAAP.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability.  The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted.  We have not evaluated the impact of the updated guidance on our interim or annual consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which amends the guidance in Accounting Standards Codification (ASC) 230 on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We do not expect the adoption of this ASU to have a material effect on our interim or annual consolidated financial statements.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets
Money market funds (cash equivalents)	$21,699	$—	$—	$21,699
Certificates of deposit	2,184	—	—	2,184
December 31, 2016
Assets
Money market funds (cash equivalents)	$25,629	$—	$—	$25,629
Certificates of deposit	3,922	—	—	3,922

4. Accrued Expenses

At March 31, 2017 and December 31, 2016 accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Payroll and related costs	$437	$880
Clinical trials and drug development	228	681
Professional fees	88	101
Other	80	113
Total accrued expenses	$833	$1,775

5. Notes Payable

In 2014, we borrowed an aggregate of $7.0 million in connection with a Loan and Security Agreement, as amended (LSA).  As of March 31, 2017, and pursuant to the terms of the LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until June 2016.  Commencing in July 2016 and continuing through June 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.

As of March 31, 2017, of our outstanding term loans aggregate balance of $4.4 million, $3.5 million will be due within the next twelve months, and is classified as the current portion of notes payable on our consolidated balance sheet.  Interest expense related to the term loans was $84 thousand and $119 thousand for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, we had accrued interest of $27 thousand.  There are no financial covenants associated with these term loans.  As of March 31, 2017, we were in compliance with all non-financial covenants.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 8, and summarized in the table below:

	March 31,
	2017	2016
Restricted stock	420,400	—
Stock options	2,648,836	1,731,722
	3,069,236	1,731,722

7. Investments

As of March 31, 2017 and December 31, 2016, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  Certificates of deposit with remaining maturities less than 12 months are classified as short-term investments on our consolidated balance sheets.  All investments are classified as held-to-maturity and are recorded at amortized cost.  Fair value of our investments approximates the carrying value on our balance sheet.

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of March 31, 2017, 430,922 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of March 31, 2017, 2,217,914 options to purchase shares of common stock and 420,400 shares of restricted stock were outstanding pursuant to grants in connection with the 2014 Plan, and 185,835 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 2,648,836 stock options outstanding as of March 31, 2017 at a weighted-average exercise price of $5.34 per share.  During the three months ended March 31, 2017, 558,800 options were granted to employees, directors and consultants at a weighted-average exercise price of $1.21 per share, and 149,008 options were forfeited at a weighted-average exercise price of $8.26 per share.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	March 31,
	2017	2016
Research and development	$195	$233
General and administrative	466	506
Total	$661	$739

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock

All issued and outstanding restricted shares of common stock are time-based, and become vested between one and three years after the grant date.  Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant.

During the three months ended March 31, 2017, we issued 245,200 restricted shares of common stock to employees, directors and consultants.  As of March 31, 2017 there 420,400 restricted shares of common stock outstanding.  No shares vested during three months ended March 31, 2017.

Total compensation cost recognized for all nonvested stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$18	$—
General and administrative	68	—
Total	$86	$—

Equity Distribution Agreement

In August 2015, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period up to a maximum of $35,000,000 of shares of our common stock. We are not required to sell any shares at any time during the term of the EDA.

The EDA will terminate upon the earliest of: (1) the sale of all shares subject to the EDA, (2) August 15, 2018 or (3) the termination of the EDA in accordance with its terms.  Either party may terminate the EDA at any time upon written notification to the other party in accordance with the EDA, and upon such notification, the offering will terminate.

We agreed to pay JMP a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the EDA. With the exception of expenses related to the shares, JMP will be responsible for all of its own costs and expenses incurred in connection with the offering.

During the quarter ended March 31, 2017, we issued 1,995,112 shares of our common stock pursuant to the EDA for aggregate net proceeds to us of approximately $2.5 million.  As of March 31, 2017, approximately $32.4 million remained available under the EDA, subject to certain SEC limitations on the amounts that may be sold in any 12-month period.

9. Commitments

In March 2017, the Company and CyDex Pharmaceuticals, Inc. (CyDex) entered into a License Agreement and a Supply Agreement.  Under the terms of the License Agreement, CyDex has granted us an exclusive license to use CyDex’s Captisol drug formulation system and related intellectual property in connection with the development and commercialization of ganaxolone in any and all therapeutic uses in humans, with some exceptions.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As consideration for this license, we paid an upfront fee which was recorded as research and development expense for the three months ended March 31, 2017, and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones.  We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales.

Under the terms of the Supply Agreement, we are required to purchase all of our requirements for Captisol with respect to ganaxolone from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim consolidated financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2016 which are included in our Annual Report on Form 10-K filed with the SEC on March 13, 2017.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of the GABAA   receptor being developed in three different dose forms: intravenous (IV), oral capsule and oral liquid. The multiple dose forms are intended to maximize the therapeutic range of ganaxolone for both adult and pediatric patient populations, in both acute and chronic care, and both in-patient and self-administered settings. Ganaxolone exhibits anti-seizure, anti-depression and anti-anxiety actions via its effects on synaptic and extrasynaptic GABAA receptors.

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical testing and clinical trials. We have funded our operations primarily through sales of equity and debt securities. At March 31, 2017, we had cash, cash equivalents and investment balances of $24.8 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $5.4 million for the three months ended March 31, 2017.  Our accumulated deficit as of March 31, 2017 was $131.3 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical trials in targeted indications, which could include post-partum depression (PPD), status epilepticus (SE), CDKL5 disorder (CDKL5), Lennox-Gastaut Syndrome (LGS), PCDH19 pediatric epilepsy (PCDH19-PE), Fragile X Syndrome (FXS) and others;

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

We believe that our cash, cash equivalents and investments as of March 31, 2017 will enable us to fund our operating expenses, debt obligations and capital expenditure requirements into the second half of 2018. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

Results of Operations

Research and Development Expenses

Research and development expenses decreased to $3.6 million for the three months ended March 31, 2017, as compared to $5.5 million for the same period in the prior year.  The decrease was primarily due to a decrease of $2.9 million associated with our drug-resistant focal onset seizures program, which discontinued in June 2016.  The decrease was partially offset by an increase of $0.7 million associated with our IV programs in PPD and SE.

The primary drivers of our research and development expenditures have been in our drug-resistant focal onset seizures and IV programs.  We incurred $1.1 million and $1.0 million in research and development expenses related to our preclinical and clinical activities associated with our drug-resistant focal onset seizures and IV programs, respectively, in the three months ended March 31, 2017, compared to $4.0 million and $0.3 million for the same period in the prior year.  Prospectively, we do not expect to incur significant expenses for our focal onset seizure program as this program has been discontinued.  We plan to focus our resources and near-term development efforts on other indications such as, PPD, SE and other pediatric orphan indications

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended March 31, 2017 as compared to a similar expense amount of $1.6 million for the same period in the prior year.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $5.4 million for the three months ended March 31, 2017.  Our cash used in operating activities was $6.8 million for the three months ended March 31, 2017 compared to $6.1 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt.  At March 31, 2017, we had cash, cash equivalents and investment balances of $24.8 million.

Credit Facility

In 2014, we borrowed an aggregate of $7.0 million in connection with a Loan and Security Agreement, as amended (LSA).  Pursuant to the terms of the LSA, we were required to make monthly interest-only payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% until June 2016.  Commencing in July 2016 and continuing through June 2018, we are required to make monthly payments of 1/24th of our principal borrowings plus interest.

As of March 31, 2017, of our outstanding term loans aggregate balance of $4.4 million, $3.5 million will be due within the next twelve months, and is classified as the current portion of notes payable on our consolidated balance sheet.  Interest expense related to the term loans was $84 thousand and $119 thousand for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, we had accrued interest of $27 thousand.  There are no financial covenants associated with these term loans.  As of March 31, 2017, we were in compliance with all non-financial covenants.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $6.8 million for the three months ended March 31, 2017 compared to $6.1 million for the same period a year ago. The increase was driven primarily by a net increase in the change in operating assets and liabilities of $2.6 million, partially offset by a decrease in our net loss of $1.8 million.  The net increase in the change in operating assets and liabilities was primarily due to upfront payments for planned clinical trials in our IV program, payment of corporate insurance premiums and the timing of payment obligations related to our drug supply in 2016.

Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2017 represents maturities of $1.7 million in certificates of deposit offset by payments of $0.1 million for equipment.  Cash used in investing activities for the three months ended March 31, 2016 represents payments of $0.1 million for equipment offset by maturities of $1.2 million in certificates of deposit.

Financing Activities.  Cash provided by financing activities was $1.6 million for the three months ended March 31, 2017 due to net proceeds of $2.5 million in connection with equity issuances from our Equity Distribution Agreement with JMP Securities LLC offset by $0.9 million in debt repayments.  Cash used in financing activities for the three months ended March 31, 2016 of $0.1 million was due to payments of public offering costs and payments made to a third-party vendor for financed insurance premiums of $0.1 million each, offset by $0.1 million received from the exercise of outstanding stock options.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of March 31, 2017, will enable us to fund our operating expenses, debt obligations and capital expenditure requirements into the second half of 2018. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2016, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 13, 2017.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $24.8 million at March 31, 2017, consisting primarily of funds in cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Our long-term debt carries a variable interest rate indexed to the prime rate, with a fixed minimum rate of 6.5%.  The prime rate in the U.S. had remained at 3.25% since December of 2008, increased to 3.50% in December 2015, and increased to 3.75% in December 2016.  While we cannot predict when, if at all, this rate will be adjusted again, we believe the stability of the prime rate over the past six years sufficiently mitigates interest rate risk related to our debt.  We do not believe an immediate 1.0% increase in the prime rate would have a material effect on the future cash flows related to our debt, and accordingly we do not expect a sudden change in the prime rate to affect materially our operating results or cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $5.4 million for the quarter ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $131.3 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone, and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash, cash equivalents and investments as of March 31, 2017, will enable us to fund our operating expenses, debt obligations and capital expenditure requirements into the second half of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

We are currently subject to a limit on the amount of securities we may sell under Form S-3 due to the size of our Public Float.  If we are unable to fully utilize our Form S-3, we may not be able to raise sufficient capital on terms that are favorable or acceptable to us.

Because the aggregate market value of our common equity held by non-affiliates (Public Float) is less than $75 million, our ability to sell securities under our Form S-3 is currently limited to an amount equal to no more than one-third of our Public Float in any 12-month period.  We will continue to be subject to this limitation so long as our Public Float is less than $75 million.  As of March 31, 2017, a date that is within 60 days of filing this Form 10-Q, our Public Float was $33.7 million, based on 19.0 million shares and at a price of $1.77 per share. Therefore, as of May 1, 2017, we may not sell more than an additional $7.8 million. However, if our stock price were to decline or increase, we would be limited to a lower or higher amount, respectively, that we can sell under our Form S-3 while subject to this limitation.

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

We are highly dependent upon Christopher M. Cashman, our Chief Executive Officer, Edward F. Smith, our Chief Financial Officer and Lorianne Masuoka, MD, our Chief Medical Officer. The employment agreements we have with the persons named above do not prevent such persons from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2017, we had 13 full-time and one part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2017 we had outstanding a total of 21,924,732 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of March 31, 2017, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan was 185,835 as of March 31, 2017.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	May 1, 2017
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 1, 2017
Edward F. Smith

EXHIBITS INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.