Form 10-Q
period 2017-06-30
MARINUS PHARMACEUTICALS INC
filed 2017-08-01
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 27, 2017 was: 26,075,491.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$19,531	$26,178
Short-term investments	744	3,922
Prepaid expenses and other current assets	684	199
Total current assets	20,959	30,299
Property and equipment, net	1,136	1,148
Total assets	$22,095	$31,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,497	$3,500
Accounts payable	1,161	2,809
Accrued expenses	1,016	1,775
Total current liabilities	5,674	8,084
Notes payable	—	1,743
Other long-term liabilities	132	141
Total liabilities	5,806	9,968
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,448,735 issued and 22,419,504 outstanding at June 30, 2017 and 19,734,351 issued and 19,705,120 outstanding at December 31, 2016	23	20
Additional paid-in capital	152,085	147,288
Treasury stock at cost, 29,231 shares at June 30, 2017 and December 31, 2016	—	—
Accumulated deficit	(135,819)	(125,829)
Total stockholders’ equity	16,289	21,479
Total liabilities and stockholders’ equity	$22,095	$31,447

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Expenses:
Research and development	$2,817	$7,258	$6,390	$12,752
General and administrative	1,691	1,586	3,503	3,190
Loss from operations	(4,508)	(8,844)	(9,893)	(15,942)
Interest income	31	34	71	56
Interest expense	(72)	(124)	(156)	(248)
Other expense	(3)	(15)	(12)	(31)
Net loss	$(4,552)	$(8,949)	$(9,990)	$(16,165)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.21)	$(0.46)	$(0.47)	$(0.83)
Basic and diluted weighted average shares outstanding	21,985,213	19,509,220	21,288,545	19,486,944

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(9,990)	$(16,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	9
Stock-based compensation expense	1,519	1,476
Amortization of debt issuance costs	4	4
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(484)	1,186
Accounts payable and accrued expenses	(2,284)	1,228
Net cash used in operating activities	(11,213)	(12,262)
Cash flows from investing activities
Purchases of investments	—	(2,434)
Maturities of short-term investments	3,178	2,735
Purchases of property and equipment	(143)	(406)
Net cash provided by (used in) investing activities	3,035	(105)
Cash flows from financing activities
Proceeds from exercise of stock options	—	123
Proceeds from equity offerings, net of offering costs	3,281	(167)
Principal payments of notes payable	(1,750)	(209)
Net cash provided by (used in) financing activities	1,531	(253)
Net decrease in cash and cash equivalents	(6,647)	(12,620)
Cash and cash equivalents—beginning of period	26,178	51,722
Cash and cash equivalents—end of period	$19,531	$39,102
Supplemental disclosure of cash flow information
Cash paid for interest	$162	$243
Payment on notes payable in accounts payable	$—	$43
Property and equipment in accounts payable	$—	$227

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

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of June 30, 2017 was $135.8 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates. We believe that our cash, cash equivalents and investment balance as of June 30, 2017, including net proceeds received in July 2017 purusant to our Equity Distribution Agreement (see Note 8), is adequate to fund our operations into the fourth quarter of 2018.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Investments

Investments purchased with a maturity of more than three months and less than twelve months are classified as short-term investments. Investments purchased with a remaining maturity greater than twelve months are classified as long-term investments. We plan to hold these investments to maturity and have classified these investments as such as defined by GAAP.  As of June 30, 2017, all of our investments were classified as short-term on our consolidated balance sheet.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017, with early adoption permitted.  We do not expect the adoption of this ASU to have a material effect on our interim or annual consolifated financial statements.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•	Level 3 — Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets
Money market funds (cash equivalents)	$19,427	$—	$—	$19,427
Certificates of deposit	744	—	—	744
December 31, 2016
Assets
Money market funds (cash equivalents)	$25,629	$—	$—	$25,629
Certificates of deposit	3,922	—	—	3,922

4. Accrued Expenses

At June 30, 2017 and December 31, 2016 accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Payroll and related costs	$718	$880
Clinical trials and drug development	39	681
Professional fees	206	101
Other	53	113
Total accrued expenses	$1,016	$1,775

5. Notes Payable

In 2014, we borrowed an aggregate of $7.0 million in connection with a Loan and Security Agreement, as amended (LSA).  Through June 30, 2017 and pursuant to the terms of the LSA, we were required to make monthly interest payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% and monthly principal payments of 1/24th of our principal borrowings plus interest.   As of June 30, 2017, our outstanding term loans balance of $3.5 million was due within the next twelve months, and is classified as current portion of notes payable on our consolidated balance sheet.  In July 2017, we paid in full the entire outstanding term loans balance and accrued interest, with no penalty for prepayment.

Interest expense related to the term loans was $70 thousand and $152 thousand for the three and six months ended June 30, 2017.  As of June 30, 2017, we had accrued interest of $22 thousand.  There are no financial covenants associated with these term loans.  As of June 30, 2017, we were in compliance with all non-financial covenants.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 8, and summarized in the table below:

	June 30,
	2017	2016
Restricted stock	409,300	—
Stock options	2,908,836	1,780,222
	3,318,136	1,780,222

7. Investments

As of June 30, 2017, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  Certificates of deposit with remaining maturities less than 12 months are classified as short-term investments on our consolidated balance sheets.  All investments are classified as held-to-maturity and are recorded at amortized cost.  Fair value of our investments approximates the carrying value on our balance sheet.

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of June 30, 2017, 430,922 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, amended in May 2017 (2014 Plan), that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amended 2014 Plan is attached as an exhibit to this quarterly report on Form 10-Q.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of June 30, 2017, 2,477,914 options to purchase shares of common stock and 409,300 shares of restricted stock were outstanding pursuant to grants in connection with the 2014 Plan, and 1,259,850 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 2,908,836 stock options outstanding as of June 30, 2017 at a weighted-average exercise price of $4.98 per share.  During the six months ended June 30, 2017, 818,800 options were granted to employees, directors and consultants at a weighted-average exercise price of $1.82 per share, and 149,008 options were forfeited at a weighted-average exercise price of $8.26 per share.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$175	$213	$370	$446
General and administrative	489	525	955	1,030
Total	$664	$738	$1,325	$1,476

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

During the six months ended June 30, 2017, we issued 245,200 restricted shares of common stock to employees, directors and consultants.  As of June 30, 2017 there were 409,300 restricted shares of common stock outstanding, and 7,800 shares vested during the six months ended June 30, 2017.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$31	$—	$49	$—
General and administrative	77	—	145	—
Total	$108	$—	$194	$—

Equity Distribution Agreement

In August 2015, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period up to a maximum of $35 million of shares of our common stock. We are not required to sell any shares at any time during the term of the EDA.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the six months ended June 30, 2017, we issued 2,489,884 shares of our common stock pursuant to the EDA for aggregate net proceeds to us of $3.3 million.  As of June 30, 2017, $31.6 million remained available under the EDA, subject to certain SEC limitations on the amounts that may be sold in any 12-month period.  In July 2017, we issued an additional 3,655,987 shares of our common stock pursuant to the EDA for aggregate net proceeds to us of $4.9 million.

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

As consideration for this license, we paid an upfront fee which was recorded as research and development expense in the three months ended March 31, 2017, and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones.  We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales.

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

Postpartum Depression (PPD)

In June 2017, we initiated a Phase 2 double-blind, placebo-controlled clinical trial to evaluate the safety, efficacy and pharmacokinetics (PK) of ganaxolone IV in women diagnosed with severe PPD (Magnolia study).  The clinical development plan with ganaxolone in PPD includes the Magnolia study, along with the soon to be initiated study to evaluate ganaxolone oral capsules in moderate PPD patients (Amaryllis study).  We have begun dosing in the Magnolia study and data from the initial cohort are expected in the second half of 2017.  Subsequent Magnolia study cohorts could include shorter- or higher-dose intravenous regimens alone or in sequential administration with oral ganaxolone.

Orphan Pediatric Epilepsies

We are evaluating selected indications which we believe could benefit from the seizure and/or behavioral effects of ganaxolone’s GABAA modulatory mechanism.  To that end, ganaxolone is currently being evaluated in an ongoing Phase 2 open-label exploratory study as a treatment for orphan pediatric epilepsies including CDKL5 disorder, Lennox Gastaut Syndrome (LGS) and PCDH19 pediatric epilepsy (PCDH19-PE). In addition, we recently completed a Phase 2 double-blind placebo-controlled crossover study for the treatment of anxiety and attention deficit in children with Fragile X Syndrome (FXS).  Children with orphan pediatric epilepsies and children with FXS often suffer from the same co-morbidities including cognitive and developmental impairment, behavioral challenges, sleep disorder and seizures. Ganaxolone could be helpful to these patients across a range of these co-morbidities.

We expect to complete and announce top-line results from the ongoing Phase 2 CDKL5 disorder and LGS cohorts of the orphan pediatric epilepsy study in the third quarter of 2017.  These results along with those from the completed PCDH19-PE cohort and FXS Phase 2 study will be evaluated and prioritized based upon clinical results, anticipated regulatory pathway, program risk assessments and commercial considerations for advancement to late-stage clinical trials.

Status Epilepticus (SE)

We are making preparations to initiate a Phase 2 clinical trial with ganaxolone IV in patients with SE in the second half of 2017 and will disclose particulars on design, scope and timing when we initiate the study.

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical testing and clinical trials. We have funded our operations primarily through sales of equity and debt securities. At June 30, 2017, we had cash, cash equivalents and investment balances of $20.3 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $10.0 million for the six months ended June 30, 2017.  Our accumulated deficit as of June 30, 2017 was $135.8 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical trials in targeted indications, which could include PPD,  SE, CDKL5 disorder, LGS, PCDH19-PE, FXS and others;

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

We believe that our cash, cash equivalents and investments as of June 30, 2017, including net proceeds received in July 2017 pursuant to our Equity Distribution Agreement with JMP Sceurities LLC, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent review, consulting and accounting services. General and administrative expenses are expensed when incurred. We expect that our general and administrative expenses will increase in the future as a result of new management and employee hiring and the scaling of our operations to support more advanced clinical trials.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent and investment balances.

Interest Expense

Interest expense is primarily attributable to interest expense associated with our credit facility entered into in April 2014, as amended, which was paid in full and closed in July 2017.

Results of Operations

Research and Development Expenses

Research and development expenses decreased to $2.8 million and $6.4 million for the three and six months ended June 30, 2017, respectively, as compared to $7.3 million and $12.8 million for the same periods in the prior year.  The decreases were primarily due to a decrease of $4.6 million and $7.5 million for the three and six month periods ended June 30, respectively, associated with our drug-resistant focal onset seizures program, which discontinued in June 2016.  The decrease was partially offset by an increase of $0.3 million and $1.0 million for the three and six month periods ended June 30, respectively, associated with our IV programs in PPD, for which a Phase 2 clinical trial was initiated in June 2017, and SE, for which a Phase 2 clinical trial is planned to commence in the second half of 2017.

The primary drivers of our research and development expenditures have been in our drug-resistant focal onset seizures and IV programs.  We incurred $0.3 million and $1.4 million in research and development expenses related to our preclinical and clinical activities associated with our drug-resistant focal onset seizures program in the three and six months ended June 30, 2017, respectively, compared to $4.8 million and $8.8 million for the same periods in the prior year.  We incurred $0.9 million and $2.0 million in research and development expenses related to our preclinical and clinical activities associated with our IV programs in PPD and SE in the three and six months ended June 30, 2017, respectively, compared to $0.7 million and $1.0 million for the same periods in the prior year.

Prospectively, we do not expect to incur significant expenses for our focal onset seizure program as this program has been discontinued.  We plan to focus our resources and near-term development efforts on other indications such as, PPD, SE and other pediatric orphan indications

General and Administrative Expenses

General and administrative expenses were $1.7 million and $3.5 million for the three and six months ended June 30, 2017 as compared to similar expense amounts of $1.6 million and $3.2 million for the same periods in the prior year.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred a  net loss of $10.0 million for the six months ended June 30, 2017.  Our cash used in operating activities was $11.2 million for the six months ended June 30, 2017 compared to $12.3 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans.  At June 30, 2017, we had cash, cash equivalents and investment balances of $20.3 million.  In July 2017 we paid in full the remaining term loan balance of $3.5 million, and received net proceeds of $4.9 million through the sale of our common stock in connection with our Equity Distribution Agreement with JMP Securities LLC.

Credit Facility

In 2014, we borrowed an aggregate of $7.0 million in connection with a Loan and Security Agreement, as amended (LSA).  Through June 30, 2017 and pursuant to the terms of the LSA, we were required to make monthly interest payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% and monthly principal payments of 1/24th of our principal borrowings plus interest.   As of June 30, 2017, our outstanding term loans balance of $3.5 million was due within the next twelve months, and is classified as current portion of notes payable on our consolidated balance sheet.  In July 2017, we paid in full the entire outstanding balance and accrued interest, with no penalty for prepayment and closed the facility.

Interest expense related to the term loans was $70 thousand and $152 thousand for the three and six months ended June 30, 2017, respectively.  As of June 30, 2017, we had accrued interest of $27 thousand.  There are no financial covenants associated with these term loans.  As of June 30, 2017, we were in compliance with all non-financial covenants.

Cash Flows

Operating Activities.  Cash used in operating activities decreased to $11.2 million for the six months ended June 30, 2017 compared to $12.3 million for the same period a year ago. The decrease was driven primarily by a decrease in our net loss of $6.2 million, partially offset by a decrease in the change in operating assets and liabilities of $5.2 million.  The net decrease in the change in operating assets and liabilities was primarily due to upfront payments for planned clinical trials in our IV program, payment of corporate insurance premiums and the timing of payment obligations related to our drug supply in 2016.

Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2017 represents maturities of $3.2 million in certificates of deposit offset by payments of $0.1 million for equipment.  Cash used in investing activities for the six months ended June 30, 2016 represents payments of $0.4 million for equipment and $2.4 million in purchases of certificates of deposit, offset by maturities of $2.7 million in certificates of deposit.

Financing Activities.  Cash provided by financing activities was $1.5 million for the six months ended June 30, 2017 due to net proceeds of $3.3 million in connection with equity issuances from our Equity Distribution Agreement with JMP Securities LLC offset by $1.8 million in debt repayments.  Cash used in financing activities for the six months ended June 30, 2016 of $0.3 million was due to payments of public offering costs and payments made to a third-party vendor for financed insurance premiums of $0.2 million each, offset by $0.1 million received from the exercise of outstanding stock options.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of June 30, 2017, including net proceeds received in July 2017 pursuant to our Equity Distribution Agreement with JMP Sceurities LLC, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2017, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2016, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 13, 2017.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $20.3 million at June 30, 2017, consisting primarily of funds in cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $9.9 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $135.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash, cash equivalents and investments as of June 30, 2017, including net proceeds received in July 2017 pursuant to our Equity Distribution Agreement with JMP Sceurities LLC, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised.  Failure to progress our product development or commercialization of ganaxolone as anticipated will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms, if at all, and the value of the enterprise.

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

Because the aggregate market value of our common equity held by non-affiliates (Public Float) is less than $75 million, our ability to sell securities under our Form S-3 is currently limited to an amount equal to no more than one-third of our Public Float in any 12-month period.  We will continue to be subject to this limitation so long as our Public Float is less than $75 million.  As of July 25, 2017, a date that is within 60 days of filing this Form 10-Q, our Public Float was $45.7 million, based on 23.1 million shares and at a price of $1.98 per share. Therefore, as of the date of this filing, we may not sell more than an additional $6.8 million of equity securities under Form S-3. However, if our stock price were to decline or increase, we would be limited to a lower or higher amount, respectively, that we can sell under our Form S-3 while subject to this limitation.

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

We have received orphan drug designation for treating CDKL5 disorder, PCDH19-PE, FXS and SE with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications or any future product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

We currently have product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for ganaxolone, but we may be unable to obtain commercially reasonable product liability insurance for ganaxolone, if approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

As of June 30, 2017, we had one part-time and 14 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 38% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2017 we had outstanding a total of 22,419,504 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of June 30, 2017, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan, as Amended, was 1,259,850 as of June 30, 2017.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1+	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, effective as of May 11, 2017 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	August 1, 2017
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 1, 2017
Edward F. Smith

EXHIBITS INDEX

Exhibit Number	Exhibit Description

10.1+	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, effective as of May 11, 2017 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.