Form 10-Q
period 2017-09-30
MARINUS PHARMACEUTICALS INC
filed 2017-10-31
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 30, 2017 was: 40,430,196.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$37,530	$26,178
Short-term investments	5,435	3,922
Prepaid expenses and other current assets	582	199
Total current assets	43,547	30,299
Property and equipment, net	1,172	1,148
Investments	19,938	—
Total assets	$64,657	$31,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$634	$2,809
Accrued expenses	1,796	1,775
Current portion of notes payable	—	3,500
Total current liabilities	2,430	8,084
Notes payable	—	1,743
Other long-term liabilities	127	141
Total liabilities	2,557	9,968
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,459,427 issued and 40,430,196 outstanding at September 30, 2017 and 19,734,351 issued and 19,705,120 outstanding at December 31, 2016	40	20
Additional paid-in capital	202,067	147,288
Treasury stock at cost, 29,231 shares at September 30, 2017 and December 31, 2016	—	—
Accumulated other comprehensive loss	(18)	—
Accumulated deficit	(139,989)	(125,829)
Total stockholders’ equity	62,100	21,479
Total liabilities and stockholders’ equity	$64,657	$31,447

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Expenses:
Research and development	$2,642	$4,840	$9,032	$17,593
General and administrative	1,571	1,529	5,074	4,719
Loss from operations	(4,213)	(6,369)	(14,106)	(22,312)
Interest income	45	36	116	93
Interest expense	(3)	(118)	(159)	(365)
Other income (expense)	1	(13)	(11)	(44)
Net loss	$(4,170)	$(6,464)	$(14,160)	$(22,628)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.15)	$(0.33)	$(0.60)	$(1.16)
Basic and diluted weighted average shares outstanding	28,666,656	19,509,220	23,531,745	19,494,424

Net loss	$(4,170)	$(6,464)	$(14,160)	$(22,628)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(18)	—	(18)	—
Total comprehensive loss	$(4,188)	$(6,464)	$(14,178)	$(22,628)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(14,160)	$(22,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	16
Stock-based compensation expense	2,251	2,276
Amortization of debt issuance costs	4	5
Amortization of discount on investments	(3)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(383)	1,054
Accounts payable and accrued expenses	(2,080)	556
Net cash used in operating activities	(14,336)	(18,721)
Cash flows from investing activities
Purchases of investments	(24,892)	(2,434)
Maturities of short-term investments	3,426	4,225
Purchases of property and equipment	(192)	(643)
Net cash (used in) provided by investing activities	(21,658)	1,148
Cash flows from financing activities
Proceeds from exercise of stock options	—	123
Principal payments of notes payable	(5,247)	(1,210)
Proceeds from equity offerings, net of offering costs	52,593	(167)
Net cash provided by (used in) financing activities	47,346	(1,254)
Net increase (decrease) in cash and cash equivalents	11,352	(18,827)
Cash and cash equivalents—beginning of period	26,178	51,722
Cash and cash equivalents—end of period	$37,530	$32,895
Supplemental disclosure of cash flow information
Cash paid for interest	$184	$360
Payment on notes payable in accounts payable	$—	$43
Property and equipment in accounts payable	$—	$6
Accrued equity offering costs	$45	$—

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

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of September 30, 2017 was $140.0 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the third quarter of 2017, we issued a total of 10,733,334 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of $37.7 million. We believe that our cash, cash equivalents and investment balance as of September 30, 2017 is adequate to fund our operations for at least the next 12 months.

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

Research and development costs

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, monitoring visits, clinical site activations, or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.  Research and development costs are net of state research and development tax credits which were sold to a third party for cash in the amount of $0.4 million for the three and nine months ended September 30, 2017.

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.  The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of September 30, 2017.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets
Money market funds (cash equivalents)	$37,171	$—	$—	$37,171
Certificates of deposit	496	—	—	496
U.S. Treasury securities	—	24,877	—	24,877
Total assets	$37,667	$24,877	$—	$62,544
December 31, 2016
Assets
Money market funds (cash equivalents)	$25,629	$—	$—	$25,629
Certificates of deposit	3,922	—	—	3,922
Total assets	$29,551	$—	$—	$29,551

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses

At September 30, 2017 and December 31, 2016 accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Payroll and related costs	$984	$880
Clinical trials and drug development	536	681
Professional fees	248	101
Other	28	113
Total accrued expenses	$1,796	$1,775

5. Notes Payable

In 2014, we borrowed an aggregate of $7.0 million in connection with a Loan and Security Agreement, as amended (LSA).  In July 2017, we paid in full the entire outstanding term loans balance of $3.5 million and accrued interest, with no penalty for prepayment. Through July 2017 and pursuant to the terms of the LSA, we were required to make monthly interest payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% and monthly principal payments of 1/24th of our principal borrowings plus interest.

Interest expense related to the term loans was $3 thousand and $159 thousand for the three and nine months ended September 30, 2017.  As of September 30, 2017, we had no accrued interest.

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

	September 30,
	2017	2016
Restricted stock	239,800	196,275
Stock options	2,910,761	2,238,197
	3,150,561	2,434,472

7. Investments

As of September 30, 2017, our investments consisted of U.S. Treasury securities, maturing at various dates through January 2019, and certificates of deposit with various financial institutions maturing in November 2017.  U.S. Treasury securities are classified as short- or long-term investments on our consolidated balance sheets based on maturity and certificates of deposit are classified as short-term investments on our consolidated balance sheets.  U.S Treasury securities are classified as available-for-sale and are recorded at fair value.  Certificates of deposits are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2017, all five of our U.S. Treasury securities were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater.  Total amortized cost and fair value were each $24.9 million as of September 30, 2017.  Based on review of these securities, we believe that the cost basis of these available-for-sale securities is recoverable and that there were no other-than-temporary impairments on these securities as of September 30, 2017.

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of September 30, 2017, 430,922 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, amended in May 2017 (2014 Plan), that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of September 30, 2017, 2,479,839 options to purchase shares of common stock and 239,800 shares of restricted stock were outstanding pursuant to grants in connection with the 2014 Plan, and 1,258,825 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 2,910,761 stock options outstanding as of September 30, 2017 at a weighted-average exercise price of $4.99 per share.  During the nine months ended September 30, 2017, 829,800 options were granted to employees, directors and consultants at a weighted-average exercise price of $1.27 per share, and 158,083 options were forfeited at a weighted-average exercise price of $7.85 per share.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$172	$265	$542	$710
General and administrative	381	487	1,336	1,518
Total	$553	$752	$1,878	$2,228

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

During the nine months ended September 30, 2017, we issued 245,200 restricted shares of common stock to employees, directors and consultants.  As of September 30, 2017, there were 239,800 restricted shares of common stock outstanding, and 179,700 shares vested during the nine months ended September 30, 2017.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$51	$19	$100	$19
General and administrative	128	29	273	29
Total	$179	$48	$373	$48

Equity Distribution Agreement

In August 2015, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $35 million of shares of our common stock. We are not required to sell any shares at any time during the term of the EDA.

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

During the nine months ended September 30, 2017, we issued 9,768,142 shares of our common stock pursuant to the EDA for aggregate net proceeds to us of $14.9 million.  As of September 30, 2017, $19.8 million remained available under the EDA.

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
•

emrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of the GABAA   receptor being developed in three different dose forms: intravenous (IV), oral capsule and liquid suspension. The multiple dose forms are intended to maximize the therapeutic range of ganaxolone for both adult and pediatric patient populations, in both acute and chronic care, and both in-patient and self-administered settings. Ganaxolone exhibits anti-seizure, anti-depression and anti-anxiety activity via its effects on synaptic and extrasynaptic GABAA receptors.

CDKL5 deficiency disorder (CDD)

In September 2017, we announced Phase 2 results in patients suffering from CDD.  Patients in the CDD cohort of our ongoing Phase 2 open-label study in orphan pediatric epilepsies showed a median decrease of 43% (n=7) in 28-day seizure frequency from baseline in the ITT (intent-to-treat) population (primary endpoint).  The median change from baseline in seizure-free days in the ITT population (key secondary endpoint) was an increase of 78% (n=5; two subjects cannot be calculated due to 0 baseline seizure-free days).  Four patients continue to receive ganaxolone; three of which have entered the one-year extension of the study and one of which is still receiving treatment within the 26-week treatment period.  Ganaxolone was generally safe and well-tolerated with no serious adverse events. To date, there have been no adverse event reports of somnolence or dizziness and two children discontinued prior to completing the 26-week treatment due to lack of efficacy.  We ares planning to meet with regulatory agencies to discuss the clinical development plan with the goal of commencing a clinical study in 2018.

Postpartum Depression (PPD)

In June 2017, we initiated a Phase 2 double-blind, placebo-controlled clinical trial to evaluate the safety, efficacy and pharmacokinetics (PK) of ganaxolone IV in women diagnosed with severe PPD (Magnolia study).  Patients randomized in the initial cohort(s) will undergo an infusion of either ganaxolone or placebo and will be followed for 30 days, with data expected in early 2018.  Subsequent Magnolia study cohorts could include shorter- or higher-dose intravenous regimens alone or in sequential administration with oral ganaxolone.  We are also initiating a Phase 2 study to evaluate the safety, tolerability and efficacy of ganaxolone oral capsules in moderate PPD patients (Amaryllis study).

Status Epilepticus (SE)

The Company is initiating its Phase 2 feasibility study with ganaxolone IV in patients with refractory status epilepticus (RSE).  The Phase 2 trial is designed to treat patients in the SE treatment paradigm as second line when they have active brain function and potential for better outcomes. Data from this feasibility study is expected in 2018.

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical testing and clinical trials. We have funded our operations primarily through sales of equity and debt securities. At September 30, 2017, we had cash, cash equivalents and investment balances of $62.9 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $14.2 million for the nine months ended September 30, 2017.  Our accumulated deficit as of September 30, 2017 was $140.0 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical trials in CDD, PPD, SE and other targeted indications, which could include Lennox-Gastaut Syndrome (LGS), PCDH19 Pediatric Epilepsy (PCDH19-PE), Fragile X Syndrome (FXS) and others;

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

We believe that our cash, cash equivalents and investments as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements into 2020. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

We expense research and development costs as we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us.  Research and development costs are net of state research and development tax credits which were sold to a third party for cash in the amount of $0.4 million for the three and nine months ended September 30, 2017.

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

Results of Operations

Research and Development Expenses

Research and development expenses decreased to $2.6 million and $9.0 million for the three and nine months ended September 30, 2017, respectively, as compared to $4.8 million and $17.6 million for the same periods in the prior year.  The decreases were primarily due to a decrease of $1.8 million and $9.3 million for the three and nine month periods ended September 30, respectively, associated with our drug-resistant focal onset seizures program, which we discontinued in June 2016.  Additionally, we sold $0.4 million in state research and development tax credits which we used to offset research and development expenses.  The decrease was partially offset by an increase of $0.9 million for the nine-month period ended September 30, associated with our IV programs in PPD, for which a Phase 2 clinical trial was initiated in June 2017, and SE, for which we are initiating a Phase 2 clinical trial.

The primary drivers of our research and development expenditures have been in our drug-resistant focal onset seizures and IV programs.  We incurred $0.1 million and $1.5 million in research and development expenses related to our preclinical and clinical activities associated with our drug-resistant focal onset seizures program in the three and nine months ended September 30, 2017, respectively, compared to $1.9 million and $10.8 million for the same periods in the prior year.  We incurred $1.3 million and $3.3 million in research and development expenses related to our preclinical and clinical activities associated with our IV programs in PPD and SE in the three and nine months ended September 30, 2017, respectively, compared to $1.4 million and $2.4 million for the same periods in the prior year.

Prospectively, we do not expect to incur significant expenses for our focal onset seizure program as this program has been discontinued.  We plan to focus our resources and near-term development efforts on other indications such as CDD, PPD and SE.

General and Administrative Expenses

General and administrative expenses were $1.6 million and $5.1 million for the three and nine months ended September 30, 2017 as compared to similar expense amounts of $1.5 million and $4.7 million for the same periods in the prior year.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $14.2 million for nine months ended September 30, 2017.  Our cash used in operating activities was $14.3 million for the nine months ended September 30, 2017 compared to $18.7 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans.  At September 30, 2017, we had cash, cash equivalents and investment balances of $62.9 million.  During 2017, we received net proceeds of $37.7 million through the sale of our common stock in connection with a secondary public offering and $14.9 million through the sale of our common stock in connection with an Equity Distribution Agreement.

Credit Facility

In 2014, we borrowed an aggregate of $7.0 million in connection with a Loan and Security Agreement, as amended (LSA).  In July 2017, we paid in full the entire outstanding term loans balance of $3.5 million and accrued interest, with no penalty for prepayment. Through July 2017 and pursuant to the terms of the LSA, we were required to make monthly interest payments for all outstanding borrowings at an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5% and monthly principal payments of 1/24th of our principal borrowings plus interest.

Interest expense related to the term loans was $3 thousand and $159 thousand for the three and nine months ended September 30, 2017.  As of September 30, 2017, we had no accrued interest.

Cash Flows

Operating Activities.  Cash used in operating activities decreased to $14.3 million for the nine months ended September 30, 2017 compared to $18.7 million for the same period a year ago. The decrease was driven primarily by a decrease in our net loss of $8.5 million, partially offset by a decrease in the change in operating assets and liabilities of $4.1 million.  The net decrease in the change in operating assets and liabilities was primarily due to upfront payments for planned clinical trials in our IV program, payment of corporate insurance premiums and the timing of payment obligations related to our drug supply in 2016.

Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2017 represents the purchase of $24.9 million in U.S. Treasury securities and $0.2 million purchases of equipment, offset by maturities of $3.4 million in certificates of deposit.  Cash provided by investing activities for the nine months ended September 30, 2016 represents maturities of $4.2 million in certificates of deposit offset by the purchase of $2.4 million in certificates of deposit and payments of $0.6 million for equipment.

Financing Activities.  Cash provided by financing activities was $47.3 million for the nine months ended September 30, 2017 due to net proceeds of $37.7 million in connection with equity issuances from a secondary public offering and $14.9 million in connection with equity issuances from our Equity Distribution Agreement with JMP Securities LLC, offset by $5.2 million in debt repayments.  Cash used in financing activities for the nine months ended September 30, 2016 of $1.3 million was due to $1.2 million in debt repayments and $0.2 million payment of public offering costs, offset by $0.1 million received from the exercise of outstanding stock options.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2020. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2016, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 13, 2017.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $62.9 million at September 30, 2017, consisting primarily of funds in cash, money market accounts certificates of deposit and U.S. Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $14.2 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $140.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

To date, we have no products approved for commercial sale and have not generated any revenue from sales of any of our product candidates, and we do not know when, or if, we will generate revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize ganaxolone or other product candidates that we may develop, in-license or acquire in the future. Even if we obtain regulatory approval for ganaxolone, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

•successfully complete development activities, including enrollment of study participants, completion of the necessary clinical trials and attainment of clinical trial results that will support regulatory approvals;

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

We believe that our cash, cash equivalents and investments as of September 30, 2017, will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Success in preclinical studies and early clinical trials does not ensure that later trials will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in preclinical studies and clinical trials, even after seeing promising results in earlier studies and trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 study in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistical separation in a Phase 3 study for the same indication. As a result, we discontinued our program in adult focal onset seizures and to focus our efforts on advancing ganaxolone in postpartum depression, status epilepticus, and pediatric orphan indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted.

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

We have received orphan drug designation for treating CDD, PCDH19-PE, FXS and SE with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications or any future product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (Affordable Care Act), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms was signed into law. The Affordable Care Act expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100.0% of AMP. The Affordable Care Act and subsequent legislation also changed the definition of AMP. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Although it is too early to determine the effect of the Affordable Care Act, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and commercialization of ganaxolone, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of ganaxolone may be.

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

As of September 30, 2017, we had one part-time and 14 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 46.6% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2017 we had outstanding a total of 40,431,096 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of September 30, 2017, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan, as Amended, was 1,258,825 as of September 30, 2017.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 1.01 of Form 8-K disclosure

On October 31, 2017, the Company entered into an Equity Distribution Agreement (the “Agreement”) with JMP Securities, LLC (“JMP”), relating to the sale to the sale of up to $50,000,000 of shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) with JMP acting as sales agent.

Sales of Common Stock, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Market, the existing trading market for the Common Stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law.  JMP Securities will use commercially reasonable efforts to sell on the Company’s behalf all of the shares of Common Stock requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between JMP Securities and the Company.  Under the Agreement, JMP will be entitled to a commission of up to 3.0% of the gross proceeds for shares of Common Stock sold.

A copy of the Agreement is attached as Exhibit 1.1 to this quarterly report on Form 10-Q and incorporated herein by reference.  The description of the Agreement is a summary only and is qualified in its entirety by reference to Exhibit 1.1.

Item 6. Exhibits

Exhibit Number	Exhibit Description

1.1	Equity Distribution Agreement dated as of October 31, 2017 between the Company and JMP Securities LLC (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	October 31, 2017
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	October 31, 2017
Edward F. Smith