Form 10-K
period 2017-12-31
MARINUS PHARMACEUTICALS INC
filed 2018-03-07
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the Registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates for the last business day of the Registrant’s most recent completed second fiscal quarter: $23,807,194

The number of shares of the issuer’s Common Stock outstanding as of March 5, 2018, was 40,520,705.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2018 Annual Meeting of the Stockholders to be held April 19, 2018 are incorporated by reference into Part III, Items 10‑14.

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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA being developed in three different dose forms: intravenous (IV), capsule and liquid. The multiple dose forms are intended to maximize the therapeutic range of ganaxolone for adult and pediatric patient populations, in acute and chronic care, and both in-patient and self-administered settings. Ganaxolone exhibits anti-seizure, anti-anxiety and anti-depressive actions via its effects on synaptic and extrasynaptic GABAA receptors.

Our Pipeline

We are developing ganaxolone to treat children suffering from rare epilepsies and both adults and children suffering from other neuropsychiatric conditions where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

GANAXOLONE	PHASE 1	PHASE 2	PHASE 3
Pediatric Refractory Epilepsy			
	CDKL5 Deficiency Disorder (CDD)*		
Postpartum Depression			
	Magnolia Study (severe PPD)		
	Amaryllis Study (moderate PPD)		
Acute Epilepsy			
	Refractory Status Epilepticus*		

** Orphan Drug Designation*

MARINUS PHARMACEUTICALS

CDKL5 deficiency disorder (CDD)

CDD is a serious and rare genetic disorder that is caused by a mutation of the cyclin-dependent kinase-like 5 (CDKL5) gene, located on the X chromosome. It predominantly affects girls and is characterized by early-onset, difficult-to-control seizures and severe neuro‑developmental impairment. The CDKL5 gene encodes proteins essential for normal brain function.  Most children affected by CDD cannot walk normally, talk, or care for themselves. Many also suffer from scoliosis, visual impairment, gastrointestinal difficulties, and sleeping disorders. Currently, there are no approved therapies for CDD. We believe that no previous late-stage clinical trials have been conducted in this patient population.

In September 2017, we announced Phase 2 results in patients suffering from CDD.  Patients in the CDD cohort of the Phase 2 open-label study in orphan pediatric epilepsies showed a median decrease of 43% (n=7) in 28-day seizure frequency from baseline in the ITT (intent-to-treat) population (primary endpoint).  The median change from baseline in seizure-free days in the ITT population (key secondary endpoint) was an increase of 78% (n=5; two subjects cannot be calculated due to 0 baseline seizure-free days).  The majority of patients continue to receive ganaxolone and have entered the one-year extension of the study.  Ganaxolone was generally safe and well-tolerated with no serious adverse events.

To date, there have been no adverse event reports of somnolence or dizziness and two children discontinued prior to completing the 26-week treatment due to lack of efficacy.  We have met with The United States Food and Drug Administration (FDA) and plan to meet with foreign regulators with the goal of commencing the Phase 3 clinical study in mid-2018.

The FDA granted Orphan Drug Designation to ganaxolone for the treatment of CDD.  Orphan Drug Designation is granted by the FDA Office of Orphan Products Development (OOPD) to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the U.S. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act (PDUFA) filing fees.

Postpartum Depression (PPD)

PPD is a mood disorder that affects about 15% of women within the first year following childbirth. Common symptoms include feelings of extreme sadness, hopelessness, suicidal ideation, anxiety, and fatigue. PPD is thought to be linked to the rapid fluctuations in the levels of reproductive hormones and allopregnanolone (allo) after childbirth. Allo has been shown in clinical studies to be effective in treating patients with severe PPD. PPD can affect a mother’s ability to care for her child and may negatively affect a child’s cognitive development.  There are no approved treatments for PPD, but the most common treatments are psychotherapy and antidepressants. We believe that treatment with ganaxolone may provide benefit to women suffering from PPD.

In June 2017, we initiated a Phase 2 double-blind, placebo-controlled clinical trial to evaluate the safety, efficacy and pharmacokinetics (PK) of ganaxolone IV in women diagnosed with severe PPD (Magnolia study).  Patients randomized in the initial cohort(s) will undergo an infusion of either ganaxolone or placebo and will be followed for 30 days.  Subsequent Magnolia study cohorts could include intravenous regimens of various durations alone or in sequential administration with oral ganaxolone.  In December 2017, we initiated a Phase 2 study to evaluate the safety, tolerability and efficacy of ganaxolone oral capsules in moderate PPD patients (Amaryllis study).  Preliminary data from Magnolia and Amaryllis studies are expected in 2018 and will be used to inform later stage development of ganaxolone in PPD.

Status Epilepticus (SE)

SE is a life-threatening occurrence of continuous or intermittent seizures lasting more than five minutes in duration without full recovery. If SE is not treated immediately, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality.  In refractory status epilepticus (RSE), certain synaptic GABAA receptors are internalized, and thereby unavailable to drugs that target these receptors, such as benzodiazepines. According to LexisNexis, there are approximately 45,000 cases of hospitalized RSE treated in the United States annually. RSE patients who do not respond to additional antiepileptic drugs (AEDs), referred to as having super refractory status epilepticus (SRSE), are generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death.

Ganaxolone modulates both synaptic and extrasynaptic GABAA receptors, allowing a therapeutic pathway in situations where synaptic GABAA receptors are unavailable. Ganaxolone has shown activity at least comparable to allo in preclinical rat models of benzodiazepine-resistant SE.  Another preclinical rat model of benzodiazepine refractory SE showed anti-epileptic synergy with the combination of ganaxolone and diazepam in blocking pilocarpine-induced seizures in rats.  Ganaxolone and diazepam plasma levels were identical when measured both alone and in combination, indicating that neither drug affected the pharmacokinetic disposition of the other.  These data may have clinical implications on the treatment and dosing of ganaxolone in patients with SE who are or have been treated with benzodiazepines.

We have initiated a Phase 2 feasibility study with ganaxolone IV in patients with RSE.  The Phase 2 trial is designed to treat patients in the SE treatment paradigm as second line when they have active brain function and potential for better outcomes. Preliminary data from this feasibility study are expected in 2018.

In April 2016, the FDA granted Orphan Drug Designation to the IV formulation of ganaxolone for the treatment of SE.

Other Indications

We have also conducted proof-of-concept studies in Lennox Gastaut Syndrome (LGS), PCDH19 pediatric epilepsy (PCDH19-PE) and Fragile X Syndrome (FXS).  Data from these studies showed that ganaxolone was safe and well-tolerated and effective in either reducing seizures or improving anxiety.  Children with LGS, PCDH19-PE and FXS often suffer from cognitive and developmental impairment, behavioral challenges, sleep disorders and seizures. Ganaxolone could be helpful to these patients across a range of these co-morbidities.  We may study these and/or other indications in future clinical trials.

Ganaxolone Mechanism of Action

Ganaxolone is a synthetic analog of a naturally occurring neurosteroid, allo, which exhibits potent anxiolytic, antidepressant, antiepileptic and sedative activity by virtue of its GABAA receptor modulating properties.  While allo’s activities are well documented, allo has the potential to convert back to its metabolic precursor progesterone, which could lead to hormonal side effects. Ganaxolone has been designed with an added methyl group that prevents back conversion to an active steroid, which we believe unlocks ganaxolone’s potential for chronic use.  This engineering also enables ganaxolone to be dosed orally.  In preclinical studies, ganaxolone has exhibited potency and efficacy comparable to allo.

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

Ganaxolone and allo interact with both synaptic and extrasynaptic GABAA receptors and at binding sites distinct from the benzodiazepines. Activity with extrasynaptic GABAA receptors may be of particular importance for treating patients who developed tolerance to benzodiazepines and barbiturates. Ganaxolone binds to the GABAA receptors, which opens the pore to allow chloride ions to move into the postsynaptic neuron, leading to the inhibition of neurotransmission.

Safety Overview

Oral Safety

More than 1,600 subjects have received oral treatment with ganaxolone ranging in duration from one day to more than two years using doses from 50 to 2,000 mg/day. Ganaxolone was administered in Phase 2 studies to pediatric subjects at doses up to 63 mg/kg and to adult subjects at doses up to 1,875 mg/day. No drug-related deaths occurred in any of these clinical trials, and the majority of adverse events were not medically serious and resolved upon discontinuation of therapy. The most common side effects are related to sedation. In the ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in the adult or pediatric populations.

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

Our Strategy

Our goal is to maximize the value of ganaxolone as a best‑in‑class innovative neuropsychiatric therapy with a portfolio of diversified indications and formulations. The key elements of our strategy to achieve this goal include the following:

•

Pursuing orphan, genetic epilepsy indications for ganaxolone.  Within epilepsy, there are several smaller patient populations, such as CDD, where a genetic marker associated with the syndrome has been linked to deficits in GABAergic signaling. Based on clinical data, we believe that increasing GABAergic tone with ganaxolone could provide benefit and that treatments for these small populations have the potential for more efficient paths to regulatory approval and commercialization.  In addition to CDD, we may also explore development of ganaxolone in other rare epilepsy indications.

•

Broadening dose forms to acute care setting.  To date, our clinical trials in patients have utilized our patented nanoparticulate composition administered in oral capsule and liquid suspension dose forms. As a complement to these orally administered dose forms, we have developed an IV dose form for the acute care setting and in-patient populations, such as SE and PPD, that may benefit from inpatient ganaxolone IV before transitioning to an outpatient oral dose form.

•

Expanding non‑epilepsy indications for ganaxolone.  Due to its mechanism of action, we believe ganaxolone has potential for therapeutic benefit in a variety of neuropsychiatric disorders in addition to epilepsy. Evidence from preclinical and clinical studies demonstrates that treatment with an agent similar to naturally occurring allo could be of benefit in patients with anxiety, mood, sleep and other neuropsychiatric disorders. We believe our top-line results from the Phase 2 proof‑of‑concept clinical trials in Fragile X Syndrome (FXS) patients and anecdotal reports from investigators who treated CDD, PCDH19-PE and LGS patients support this hypothesis.  We are also exploring development of ganaxolone in PPD, and we may explore development of ganaxolone in other depression-related, neuropsychiatric disorders and rare neurological diseases.

•

Build on our product pipeline.    We intend to expand and diversify our product pipeline through development and/or acquisition of additional drug candidates that fit our business strategy.  In addition, we may expand the targeted indication footprint for our ganaxolone franchise into other epilepsy, neuropsychiatric or other indications.

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

The basis of our intellectual property for ganaxolone nanoparticle formulations was the discovery of a novel composition of ganaxolone nanoparticles and complexing agents that deliver consistent exposure and improved stability of ganaxolone. This discovery resulted in the issuance of our United States and foreign patents, which cover ganaxolone nanoparticle formulations and the use of these formulations for treating seizure disorders. Our patent portfolio for ganaxolone nanoparticle formulations contains eight United States patents, one pending United States patent application, and corresponding foreign patents and patent applications directed to solid and liquid ganaxolone formulations and methods for the making and use thereof. These patents expire in 2026, excluding accounting for possible patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, or for possible pediatric exclusivity. Corresponding foreign patents have been granted in Australia, Canada, China, Eurasia, India, Israel, Japan, Mexico, South Africa, New Zealand, Singapore and South Korea. Corresponding foreign patent applications are pending in China, Europe and India. We have not licensed any rights to practice these patents in any of these territories. Pursuant to our agreement with Domain Russia Investments Limited, or DRI, we assigned DRI patent rights, which rights were subsequently assigned to NovaMedica LLC, along with the rights to develop and commercialize ganaxolone in Russia and certain other eastern European nations.

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

We filed two provisional applications in 2015 directed to intravenous ganaxolone formulations and methods of using these formulations to treat refractory epileptic seizures and other disorders.  Both of these patents have been converted to US non-provisional applications with corresponding Patent Cooperation Treaty (PCT) applications.  One of these PCT applications has entered the national stage in Australia, Canada, China, Europe, India, Israel, Japan, and South Africa.  We expect to file national stage applications for the other of these PCT applications in 2018.  If granted, these patents will expire in 2036, excluding accounting for possible patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act.  We filed two provisional applications in 2016 directed to additional methods of treatment using our nanoparticulate and IV formulations.  In 2017 we converted one of these applications to a US non-provisional application and converted the other to both a US non-provisional and a PCT application.  If subsequently granted, the patents from these applications will expire in 2037.  We filed a provisional application directed to sustained release injectable ganaxolone formulations in 2017.   If converted to a non-provisional application and subsequently granted, the patent from this application will expire in 2038.

We filed a provisional patent application in 2017 directed to the use of our formulations in the treatment of genetic epileptic disorders.  We also filed a provisional patent application in 2017 directed to compositions for the treatment of central nervous system (CNS) disorders.  Both patents may be converted to US non-provisional applications with corresponding Patent Cooperation Treaty (PCT) applications in 2018.  If converted to non-provisional applications and subsequently granted, the patents from these applications will expire in 2038.

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

CDD

There are no drugs approved for the treatment of CDD.  CDD patients are typically prescribed drugs approved for epileptic seizures, which often fail to control seizures in this patient population.  To our knowledge, there is one other company currently conducting a Phase 2 clinical trial in CDD patients.

PPD

Approximately 500,000-750,000 mothers suffer from postpartum depression annually in the US.  The majority of women suffering from depression do not seek treatment.  There are no approved treatments for PPD, however the most common treatments are psychotherapy and prescription antidepressants. Many women who take antidepressants discontinue them prior to and after parturition due to concern for the child.  Sage Therapeutics is developing an intravenous formulation of allo and a new orally-administered chemical entity for PPD.

SE

SE patients generally are treated with benzodiazepine as first-line treatment.  When benzodiazepines are not effective, several AEDs are used.  When second-line AEDs are not effective, the patient is generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death. Morbidity and mortality rates increase for patients that progress to SRSE. To our knowledge, there are no other companies currently conducting clinical studies in SE patients.

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

Breakthrough designation

In the United States, Breakthrough therapy designation allows the FDA to grant priority review to drug candidates if preliminary clinical trials indicate that the therapy may offer substantial treatment advantages over existing options for patients with serious or life-threatening diseases.  Breakthrough designation provides increased communication with FDA during drug development and review, FDA guidance to ensure that the design of clinical trials are as efficient as practicable, and cross-disciplinary project lead assigned to the FDA review team and increased involvement of senior managers and experienced review staff.  Breakthrough designation can be requested with the IND or ideally any time prior to the end-of-phase 2 meeting.

Fast Track designation

Fast Track is a designation by the FDA of an investigational drug for expedited review to facilitate development of drugs which treat a serious or life-threatening condition and fill an unmet medical need. The request can be initiated at any time during the drug development process but prior to the pre-NDA/BLA meeting.  Fast track designation provides more frequent meetings and interactions with FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, potential for accelerated approval or priority review if the requisite criteria are met, and a rolling review of the NDA/BLA.

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

To obtain regulatory approval to commercialize a new drug under European Union (EU) regulatory systems, we must submit a marketing authorization application, or MAA. The MAA is similar to the NDA, with the exception of, among other things, country-specific document requirements.

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

Small Medium Enterprise (SME) designation

In the EU, small medium enterprise designation (SME) can be granted to non-subsidiary, independent firms which employ fewer than 250 employees to promote innovation and the development of new medicinal products by smaller companies.   The criteria for designation is dependent on staff headcount, either turnover or balance sheet total and the ownership structure, including any partnership or linkage.  Benefits of SME designation include direct assistance on regulatory aspects of the pharmaceutical legislation, help navigating the array of services available, fee exemptions and reductions for pre- and post-authorization regulatory procedures, assistance with translations of product information into all official EU languages, guidance on clinical data publication and a free redaction tool license, liaison with academic investigators in pediatric-medicine research through the European Network of Pediatric Research at the European Medicines Agency and workshops and training sessions.  In October 2017, we received SME designation in the EU.

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

In the European Union, Orphan Drug Designation also entitles a party to financial incentives such as reduction of fees or fee waivers, protocol assistance, a type of scientific advice specific for designated orphan medicine  and ten years of market exclusivity is granted following drug approval. This period may be reduced to six years if the Orphan Drug Designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $12.4 million, $22.0 million and $18.9 million in 2017, 2016 and 2015, respectively.

Employees

As of December 31, 2017, we had 15 full-time employees and one part time employee. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees and none are represented by labor unions.

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

We have incurred significant operating losses since our inception, including a net loss of $18.9 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $144.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash, cash equivalents and investments as of December 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

As of December 31, 2017, we had one part-time and 15 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 45.2% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2017 we had outstanding a total of 40,520,705 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of December 31, 2017, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan, as Amended, was 187,100 as of December 31, 2017.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

	Year Ended December 31, 2017
	High	Low
First Quarter	$1.77	$1.01
Second Quarter	$1.70	$1.15
Third Quarter	$5.87	$1.33
Fourth Quarter	$9.33	$4.92

	Year Ended December 31, 2016
	High	Low
First Quarter	$7.56	$4.00
Second Quarter	$6.76	$1.19
Third Quarter	$2.73	$1.23
Fourth Quarter	$1.84	$0.82

Holders of Record

As of March 2, 2018 there were approximately 33 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

None.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat drug-resistant seizures and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA being developed in three different dose forms: intravenous (IV), capsule and liquid. The multiple dose forms are intended to maximize therapeutic reach to adult and pediatric patient populations in both acute and chronic care settings. Ganaxolone acts on a well-characterized synaptic and extrasynaptic GABAA target known for both anti‑seizure and anti‑anxiety activity.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. At December 31, 2017, we had cash, cash equivalents and investment balances of $58.4 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $18.9 million for the year ended December 31, 2017.  Our accumulated deficit as of December 31, 2017 was $144.7 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical trials in targeted indications, which could include CDKL5 deficiency disorder (CDD), postpartum depression (PPD), status epilepticus (SE), Lennox-Gastaut Syndrome (LGS), PCDH19 pediatric epilepsy (PCDH19-PE), Fragile X Syndrome (FXS) and other indications;



•continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•conduct other preclinical and clinical studies to support the filing of New Drug Applications (NDAs) with the Food and Drug Administration (FDA) and other regulatory agencies in other countries;



•acquire the rights to other product candidates and fund its development;



•maintain, expand and protect our global intellectual property portfolio;



•hire additional clinical, manufacturing, and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash, cash equivalents and investments as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2020. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

In addition, the probability of success for our clinical programs will depend on numerous factors, including competition, manufacturing capability and commercial viability. See “Risk Factors.” Our commercial success depends upon attaining significant market acceptance, if approved, among physicians, patients, healthcare payers and the medical community. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success, as well as an assessment of commercial potential.

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

Results of Operations

Year Ended December 31, 2017 compared to year ended December 31, 2016

Research and Development Expenses

Research and development expenses decreased to $12.4 million for the year ended December 31, 2017, as compared to $22.0 million in the prior year.  The decrease was primarily due to a decrease of $11.0 million associated with our drug-resistant focal onset seizures program, which we discontinued in June 2016.  Additionally, we sold $0.4 million in state research and development tax credits which we used to offset research and development expenses.  The decrease was partially offset by an increase of $2.3 million associated with our IV program in PPD, for which a Phase 2 clinical trial was initiated in June 2017.

We incurred $1.8 million in research and development expenses related to our preclinical and clinical activities associated with our drug-resistant focal onset seizures program in the year ended December 31, 2017, compared to $12.8 million in the prior year.  We incurred $2.3 million and $2.2 million in research and development expenses related to our preclinical and clinical activities associated with our IV programs in PPD and SE in the year ended December 31, 2017, respectively, compared to $0.1 million and $3.3 million in the prior year.

Prospectively, we do not expect to incur significant expenses for our focal onset seizure program as this program has been discontinued.  We plan to focus our resources and near-term development efforts on other indications such as CDD, PPD and SE.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, to $6.7 million, for the year ended December 31, 2017, compared to 2016. The increase in general and administrative expenses was primarily due to an increase in noncash stock-based compensation expense.

Cash Flows

Operating Activities.    Cash used in operating activities decreased to $18.8 million for the year ended December 31, 2017 compared to $24.8 million for the same period a year ago. The decrease was driven primarily by a decrease in our net loss of $9.7 million, partially offset by a decrease in the change in operating assets and liabilities of $3.7 million.  The net decrease in the change in operating assets and liabilities was primarily due to upfront payments for planned clinical trials in our IV program, payment of corporate insurance premiums and the timing of payment obligations related to our drug supply in 2016.

Investing Activities.  Cash used in investing activities during the year ended December 31, 2017 represents the purchase of $24.9 million in investments and $0.5 million in laboratory equipment, offset by maturities of short-term investments of $3.9 million.  Cash provided by investing activities during the year ended December 31, 2016 represents the purchase of $2.4 million in investments and $0.6 million on laboratory equipment, offset by maturities of short-term investments of $4.4 million.

Financing Activities.  Cash provided by financing activities during the year ended December 31, 2017 includes $52.5 million in net proceeds from equity offerings, $0.2 million in proceeds from short-term bank borrowings and $0.1 million in proceeds from the exercise of stock options.  These proceeds were offset by $5.2 million in principal payments of notes payable. Cash used in financing activities during the year ended December 31, 2016 represents principal payments of notes payable of $2.1 million and payment of public offering costs of $0.2 million, offset by proceeds from the exercise of outstanding stock options of $0.1 million.

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

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $18.9 million for the year ended December 31, 2017.  Our cash used in operating activities was $18.8 million for year ended December 31, 2017 compared to $24.8 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt. At December 31, 2017, we had cash, cash equivalents and investment balances of $58.4 million.

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

Interest expense related to the term loans was $0.2 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.  As of December 31, 2017, we had no accrued interest.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of December 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements into 2020. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities, including securities from our Equity Distribution Agreement with JMP Securities, that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Significant Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2017 (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations(1)	$1,133	$340	$654	$139	$—
Total	$1,133	$340	$654	$139	$—

(1)	Represents commitments for future minimum lease payments.

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

Clinical Trial Expenses

As part of the process of preparing our financial statements, we are required to estimate our clinical trial expenses. Our clinical trial accrual process seeks to account for expenses resulting from our obligations under contracts with vendors, consultants and CROs and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching the appropriate expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by subject progression and the timing of various aspects of the trial.

We determine accrual estimates based on estimates of the services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of completion of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses and prepaid assets as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our clinical trial accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts we actually incur, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

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

We had cash, cash equivalents and investment balances of $58.4 million at December 31, 2017, consisting of funds in cash, money market accounts and U.S. Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on the assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the SEC.

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the SEC.

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

3.       Exhibits. See (b) below.

(b)Exhibits:

Exhibit No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on August 7, 2014.)
3.2	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on August 7, 2014.)
4.1	Specimen Certificate evidencing shares of the Company’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)

Exhibit No.	Description of Exhibit
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

10.5+	Employment Agreement dated as of April 10, 2017 between the Company and Lorianne Masuoka. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 12, 2017.)
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

10.9	Form of Amended and Restated Indemnification Agreement (VC Directors). (Incorporated by reference to Exhibit 10.10 to Form S-1 registration statement filed on May 12, 2014.)
10.10	Form of Amended and Restated Indemnification Agreement (Non-VC Directors). (Incorporated by reference to Exhibit 10.11 to Form S-1 registration statement filed on May 12, 2014.)
10.11*

Amended and Restated Agreement dated as of May 23, 2008 between the Company and Purdue Neuroscience Company. (Incorporated by reference to Exhibit 10.12 to Form S-1 registration statement filed on May 12, 2014.)

10.12+	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, effective as of May 11, 2017. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on August 1, 2017.)
10.13+	Marinus Pharmaceuticals, Inc. Change in Control Severance Plan effective November 7, 2016. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on November 8, 2016.)
10.14+	Form of Incentive Stock Option Agreement for Officers Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K annual report filed on March 12, 2015.)
10.15+	Form of Incentive Stock Option Agreement for Employees Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K annual report filed on March 12, 2015.)
10.16+	Form of Nonqualified Stock Option Agreement Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.18 to Form 10-K annual report filed on March 12, 2015.)
10.17

First Amendment to Lease agreement dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc, amending Lease agreement dated as of October 14, 2014 between Radnor Center Associates and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on January 4, 2016.)

10.18

Equity Distribution Agreement dated as of August 13, 2015 between the Company and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form S-3 registration statement filed on August 13, 2015.)

10.19

Equity Distribution Agreement dated as of October 31, 2017 between the Company and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form 10-Q quarterly report filed on October 31, 2017.)

Exhibit No.	Description of Exhibit
10.20

License Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 6, 2017.)

10.21

Supply Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.2 to Form 8-K current report filed on April 6, 2017.)

21	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of KPMG LLP. (Filed herewith)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Taxonomy
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Marinus Pharmaceuticals, Inc.

Date:	March 6, 2018	By:	/s/ Christopher M. Cashman
Christopher M. Cashman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Christopher M. Cashman	President, Chief Executive Officer (Principal Executive Officer) and Chairman	March 6, 2018
Christopher M. Cashman

/s/ Edward F. Smith	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Finance and Accounting Officer)	March 6, 2018
Edward F. Smith

/s/ Enrique J. Carrazana	Director	March 6, 2018
Enrique J. Carrazana, M.D.

/s/ Michael R. Dougherty	Director	March 6, 2018
Michael R. Dougherty

/s/ Seth H.Z. Fischer	Director	March 6, 2018
Seth H.Z. Fischer

/s/ Tim M. Mayleben	Director	March 6, 2018
Tim M. Mayleben

/s/ Nicole Vitullo	Director	March 6, 2018
Nicole Vitullo

CONSOLIDATED FINANCIAL STATEMENTS

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Marinus Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marinus Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Philadelphia, Pennsylvania
March 6, 2018

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$33,531	$26,178
Short-term investments	19,861	3,922
Prepaid expenses and other current assets	978	199
Total current assets	54,370	30,299
Property and equipment, net	1,338	1,148
Investments	4,964	—
Total assets	$60,672	$31,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927	$2,809
Accrued expenses	1,617	1,775
Current portion of notes payable	—	3,500
Total current liabilities	2,544	8,084
Notes payable	—	1,743
Other long-term liabilities	120	141
Total liabilities	2,664	9,968
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,549,936 issued and 40,520,705 outstanding at December 31, 2017 and 19,734,351 issued and 19,705,120 outstanding at December 31, 2016	41	20
Additional paid-in capital	202,790	147,288
Treasury stock at cost, 29,231 shares at December 31, 2017 and 2016	—	—
Accumulated other comprehensive loss	(96)	—
Accumulated deficit	(144,727)	(125,829)
Total stockholders’ equity	58,008	21,479
Total liabilities and stockholders’ equity	$60,672	$31,447

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015

Expenses:
Research and development	$12,376	$22,005	$18,916
General and administrative	6,667	6,237	5,516
Loss from operations	(19,043)	(28,242)	(24,432)
Interest income	324	128	64
Interest expense	(159)	(464)	(475)
Other income (expense)	(20)	(65)	(7)
Net loss	$(18,898)	$(28,643)	$(24,850)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.80)	$(1.47)	$(1.67)
Basic and diluted weighted average shares outstanding	23,540,748	19,498,143	14,919,783

Net loss	$(18,898)	$(28,643)	$(24,850)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(96)	—	—
Total comprehensive loss	$(18,994)	$(28,643)	$(24,850)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid‑in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, December 31, 2014	14,036,985	$14	$113,476	29,231	$—	$—	$(72,336)	$41,154
Stock‑based compensation expense	—	—	2,108	—	—	—	—	2,108
Exercise of stock options	327,098	—	373	—	—	—	—	373
Issuance of common stock in connection with secondary public offering ($6.00 per share), net of expenses of $2,200	5,056,003	5	28,131	—	—	—	—	28,136
Net loss	—	—	—	—	—	—	(24,850)	(24,850)
Balance, December 31, 2015	19,420,086	19	144,088	29,231	—	—	(97,186)	46,921
Stock‑based compensation expense	—	—	3,077	—	—	—	—	3,077
Exercise of stock options	118,365	1	123	—	—	—	—	124
Issuance of Restricted Stock	195,900	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(28,643)	(28,643)
Balance, December 31, 2016	19,734,351	20	147,288	29,231	—	—	(125,829)	21,479
Stock‑based compensation expense	—	—	2,880	—	—	—	—	2,880
Issuance of common stock under equity distribution agreement, net of expenses of $380 (Note 8)	9,768,142	10	14,843	—	—	—	—	14,853
Issuance of common stock in connection with secondary public offering ($3.75 per share), net of expenses of $2,555	10,733,334	10	37,684	—	—	—	—	37,694
Exercise of stock options	90,509	1	95	—	—	—	—	96
Issuance of Restricted Stock	223,600	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(18,898)	(18,898)
Unrealized loss on investments	—	—	—	—	—	(96)	—	(96)
Balance, December 31, 2017	40,549,936	$41	$202,790	29,231	$—	$(96)	$(144,727)	$58,008

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net loss	$(18,898)	$(28,643)	$(24,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126	23	11
Stock-based compensation expense	2,880	3,077	2,108
Amortization of debt issuance costs	4	7	7
Amortization of discount on investments	(28)	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(779)	1,396	(947)
Accounts payable and accrued expenses	(2,121)	(629)	3,540
Net cash used in operating activities	(18,816)	(24,769)	(20,129)
Cash flows from investing activities
Purchases of investments	(24,892)	(2,434)	(7,705)
Maturities of short-term investments	3,922	4,474	1,743
Purchases of property and equipment	(450)	(644)	(352)
Net cash (used in) provided by investing activities	(21,420)	1,396	(6,314)
Cash flows from financing activities
Proceeds from exercise of stock options	96	124	373
Principal payments of notes payable	(5,247)	(2,128)	28,278
Proceeds from equity offerings, net of offering costs	52,547	(167)	(206)
Proceeds from short-term bank borrowings	193	—	—
Net cash provided by (used in) financing activities	47,589	(2,171)	28,445
Net increase (decrease) in cash and cash equivalents	7,353	(25,544)	2,002
Cash and cash equivalents—beginning of year	26,178	51,722	49,720
Cash and cash equivalents—end of year	$33,531	$26,178	$51,722
Supplemental disclosure of cash flow information
Cash paid for interest	$184	$460	$468
Financing arrangement with third-party vendor	$—	$—	$584
Property and equipment in accounts payable	$—	$134	$—
Accrued equity offering costs	$—	$—	$142

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of December 31, 2017 was $144.7 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the third quarter of 2017, we issued a total of 10,733,334 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of $37.7 million. We believe that our cash, cash equivalents and investment balance as of December 31, 2017 is adequate to fund our operations at least through March 2019.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments and Credit Risk

At December 31, 2017 and 2016, our financial instruments included cash equivalents, certificates of deposit, U.S. Treasury securities, accounts payable, accrued expenses, and notes payable. The carrying amount of cash equivalents, certificates of deposit, accounts payable and accrued expenses approximated fair value, given their short-term nature. The carrying amount of U.S. Treasury securities is recorded at fair value based on the current market price of each security at the measurement date.  The carrying amount of our notes payable approximate fair value because the interest rates on these instruments are reflective of rates that we could obtain on debt with similar terms and conditions.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents, certificates of deposit and U.S. Treasury securities subject us to concentrations of credit risk. However, we invest our cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government, certain Securities and Exchange Commission (SEC)-registered money market funds that invest only in U.S. government obligations and various other low-risk liquid investment options, and places restrictions on portfolio maturity terms.

Cash and Cash Equivalents

            We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2017 and 2016, we invested a portion of our cash balances in money market investments, which we have included as cash equivalents on our balance sheets.

Investments

            As of December 31, 2017, our investments consisted of U.S. Treasury securities and are classified as available-for-sale and are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive loss, as a separate component of stockholders’ equity.  Other income includes interest and dividends, realized gains and losses on sales of securities and other-than-temporary impairment (OTTI) declines in the fair value of securities, if any.  U.S. Treasury securities with maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term investments on our balance sheet.

The Company reviews its available-for-sale securities for OTTI declines in fair value below its cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below its cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

If a decline in the fair value of an available-for-sale security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value. If the Company intends to sell the security or it is more likely than not that the Company will be forced to sell the security before recovery of the amortized cost of the security, the loss is recognized in net income. Otherwise, the loss is separated into a portion representing a credit loss, which is recorded in net income, and the remainder is recorded in other comprehensive income, net of taxes.

As of December 31, 2016, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from three to 18 months.  All investments were classified as held-to-maturity and were recorded at amortized cost.  Fair value of our investments approximated the carrying value on our balance sheet.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally represent payments made for goods or services to be received within one year, and are expensed as the related benefit is received.

Property and Equipment

Property and equipment consist of laboratory and office equipment and are recorded at cost. Property and equipment are depreciated on a straight‑line basis over their estimated useful lives. We estimate a life of three years for

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

computer equipment, including software, five years for office equipment and furniture, and five to fifteen years for laboratory equipment. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses.

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

Income Taxes

            We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2017 and 2016, we have concluded that a full valuation allowance is necessary for our net deferred tax assets. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Basic and diluted net loss per share of common stock:
Net loss	$(18,898)	$(28,643)	$(24,850)
Weighted average shares of common stock outstanding	23,540,748	19,498,143	14,919,783
Net loss per share of common stock—basic and diluted	$(0.80)	$(1.47)	$(1.67)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2017	2016	2015
Restricted stock	239,800	195,900	—
Stock options	3,754,320	2,239,044	1,799,226
	3,994,120	2,434,944	1,799,226

As of December 31, 2017, 2016 and 2015, we had no other potentially dilutive securities.

Comprehensive Loss

            Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. As of December 31, 2017, comprehensive loss includes net loss and unrealized loss on available-for-sale securities. As of December 31, 2016 and 2015, comprehensive loss was equal to net loss.

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

Stock‑Based Compensation

            We account for stock‑based compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock‑based awards in the statements of operations. For stock options issued to employees and members of our board of directors for their services on our board of directors, we estimate the grant‑date fair value of options using the Black‑Scholes option pricing model. The use of the Black‑Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For restricted stock awards, the grant date fair value is determined by the closing market price of our common stock on the date of grant. For awards subject to time‑based vesting, we recognize stock‑based compensation expense, on a straight‑line basis over the requisite service period, which is generally the vesting term of the award. For awards subject to performance‑based vesting conditions, we recognize stock‑based compensation expense when it is probable that the performance condition will be achieved. Stock‑based awards issued to non‑employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Clinical Trial Expenses

            As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third‑party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2017, 2016 and 2015 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.  The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of December 31, 2017.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets
Money market funds (cash equivalents)	$33,531	$—	$—	$33,531
U.S. Treasury securities	—	24,825	—	24,825
Total assets	$33,531	$24,825	$—	$58,356
December 31, 2016
Assets
Money market funds (cash equivalents)	$25,629	$—	$—	$25,629
Certificates of deposit	3,922	—	—	3,922
Total assets	$29,551	$—	$—	$29,551

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$1,684	$1,367
Office equipment	139	139
	1,823	1,506
Less: accumulated depreciation	(484)	(358)
	$1,338	$1,148

Depreciation expense was $126 thousand, $23 thousand,  and $11 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

5. Accrued Expenses

At December 31, 2017 and 2016, accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Payroll and related costs	$1,323	$880
Clinical trials and drug development	156	681
Professional fees	113	101
Other	25	113
Total accrued expenses	$1,617	$1,775

6. Notes Payable

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

Interest expense related to the term loans was $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, we had no accrued interest.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments

As of December 31, 2017, our investments consisted of U.S. Treasury securities, maturing at various dates through January 2019.  As of December 31, 2016 our investments consisted of certificates of deposit with various financial institutions maturing in November 2017.  Investments are classified as short- or long-term investments on our consolidated balance sheets based on maturity.  U.S Treasury securities are classified as available-for-sale and are recorded at fair value.  Certificates of deposits were classified as held-to-maturity and were recorded at amortized cost, which approximated fair value.

As of December 31, 2017, all five of our U.S. Treasury securities were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater.  Total amortized cost and fair value were $24.9 million and $24.8 million as of December 31, 2017, respectively, with a combined unrealized loss of $0.1 million.  Based on review of these securities, we believe that the cost basis of these available-for-sale securities is recoverable and that there were no other-than-temporary impairments on these securities as of December 31, 2017.

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of December 31, 2017, 364,420 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  As of December 31, 2017, 3,389,900 options to purchase shares of common stock and 239,800 restricted shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 187,100 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  In accordance with the 2014 Plan, on January 1, 2018, shares of common stock available for future grants under the 2014 plan was increased to 2,187,100.

Stock Options

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Year Ended
	Year Ended December 31,
	2017	2016	2015
Research and development	$724	$980	$685
General and administrative	1,697	1,975	1,423
Total	$2,421	$2,955	$2,108

Options issued under both the 2005 Plan and 2014 Plan may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

greater than four years. A summary of activity for the years ended December 31, 2017, 2016 and 2015 is presented below (in thousands, except share and per share amounts):

		Weighted‑
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding—December 31, 2014	1,670,574	$4.37
Granted	585,800	12.56
Exercised	(327,098)	1.14
Forfeited	(44,950)	6.13
Expired	(85,100)	1.04
Outstanding—December 31, 2015	1,799,226	7.74
Granted	603,975	2.42
Exercised	(118,365)	1.04
Forfeited	(45,792)	12.08
Outstanding—December 31, 2016	2,239,044	6.57
Granted	1,884,800	4.02
Exercised	(98,402)	1.46
Forfeited	(141,358)	7.09
Expired	(129,764)	11.75
Outstanding—December 31, 2017	3,754,320	$5.22	$13,529

Exercisable—December 31, 2017	1,651,896	$6.48	$5,128
Exercisable and expected to vest—December 31, 2017	3,754,320	$5.22	$13,529

Included in the 2017 exercised shares above are options that were net shares settled for an exercise price of $49 thousand (7,893 shares).

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2017 is 8.4 and 6.9 years, respectively.

Intrinsic value in the table above was determined by calculating the difference between the market value of our common stock on the last trading day of 2017 of $8.16 per share and the exercise price, multiplied by the number of in-the-money options.

The weighted‑average grant date fair value of options granted was $2.67, $1.60 and $8.15 per share in 2017, 2016 and 2015, respectively, and was estimated at the date of grant using the Black‑Scholes option‑pricing model with the following ranges of weighted‑average assumptions:

	2017				2016				2015
Expected stock price volatility	74.45	-	83.29%		74.69	-	87.67%		73.64	-	81.21%
Expected term of options	5.3	-	6.1	years	5.2	-	6.1	years	5.2	-	6.1	years
Risk‑free interest rate	1.78	-	2.18%		1.07	-	1.86%		1.44	-	1.92%
Expected annual dividend yield			0%				0%				0%

The weighted‑average valuation assumptions were determined as follows:

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017, there was $6.1 million of total unrecognized compensation expense related to unvested stock options granted under the 2005 Plan and 2014 Plan. That expense is expected to be recognized over the next four years as follows, in thousands:

2018	$3,164
2019	1,616
2020	1,275
2021	45
$6,100

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No restricted shares of common stock were issued prior to fiscal year 2016.  A summary of activity for the year ended December 31, 2017 is presented below (in thousands, except share and per share amounts):

		Weighted‑average
		Grant Date
	Shares	Fair Value per Share
Outstanding—December 31, 2015	—	$—
Granted	196,275	1.51
Forfeited	(375)	1.50
Outstanding—December 31, 2016	195,900	$1.51
Granted	245,200	1.26
Vested	(179,700)	1.12
Forfeited	(21,600)	0.17
Outstanding—December 31, 2017	239,800	$1.21

Expected to vest—December 31, 2017	239,800	$1.21

As of December 31, 2017, there was $0.1 million of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted average service period of 0.83 years.

Total compensation cost recognized for all restricted stock awards in the statements of operations for the year ended December 31, 2017 is as follows (in thousands):

	Year Ended
	December 31,
	2017	2016
Research and development	$125	$48
General and administrative	334	74
Total	$459	$122

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

During the year ended December 31, 2017, we issued 9,768,142 shares of our common stock pursuant to the EDA for aggregate net proceeds to us of $14.9 million.  As of December 31, 2017, $19.8 million remained available under the EDA.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

Leases

In October 2014, we entered into a five-year operating lease agreement for office space in Radnor, Pennsylvania.  Rent payments under this lease commence May 1, 2015, with payment amounts escalating each May 1 thereafter through the end of the lease term.  In December 2015, we entered into a First Amendment to this lease agreement (Amended Lease) to lease approximately 8,500 rentable square feet of office space in Radnor, Pennsylvania.  This Lease amended an existing lease agreement to replace leased premises of approximately 4,000 rentable square feet of office space, and we commenced leasing the larger office space in April 2016.  Rent payments under the Amended Lease commenced June 1, 2016, with payment amounts escalating each June 1 thereafter through the end of the 62-month lease term.

In November 2015, we entered into a one-year operating lease agreement for approximately 1,000 square feet of office space in Madison, Connecticut, with two annual renewal options of one year each.  In November 2016 and November 2017, we exercised available renewal options.  Rent payments under this lease commenced on November 1, 2015, and increase with each renewal period. Prior to that and through October 2015, we leased a facility in New Haven, Connecticut. Rent expense under these operating leases, in thousands, was $0.3 million, $0.3 million and $0.1 million for the years ended 2017, 2016 and 2015, respectively. All leases are non-cancelable.

Our annual future minimum lease payments under these leases are as follows (in thousands):

Operating Lease Payments
2018	$340
2019	324
2020	330
2021	139
Total minimum lease payments	$1,133

Employee Benefit Plan

We maintain a Section 401(k) retirement plan for all employees. Employees can contribute up to 50% of their eligible pay, subject to maximum amounts allowed under law. We may make discretionary profit sharing contributions, which vest over a period of four years from each employee’s commencement of employment with us. We have not made any discretionary contributions.

License Agreements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. Income Taxes

The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017 and became effective January 1, 2018. The TCJA had significant changes to U.S. tax law, lowering U.S. corporate income tax rates, implementing a territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and modified the taxation of other income and expense items.

The TCJA reduces the U.S. corporate income tax rate from 34% to 21%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the TCJA, we revalued deferred tax assets, net as of December 31, 2017.  The tax impact of revaluation of the deferred tax assets, net was $16.1 million which was wholly offset by a corresponding reduction in our valuation allowance of $16.1 million resulting in a no net impact to our income tax expense.

The TCJA provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits. The Company did not have consolidated accumulated earnings and profits attributable to it foreign subsidiaries, accordingly, the Company did not record any income tax expense related to the transition tax.

Due to the timing of the new tax law and the substantial changes it brings, the Staff of the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides registrants a measurement period to report the impact of the new US tax law. During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the TCJA.

Loss before income taxes is allocated as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. operations	$8,347	$28,643	$24,850
Foreign operations	10,551	—	—
Loss before income taxes	$18,898	28,643	24,850

As of December 31, 2017 and 2016, we had approximately $128.1 million and $121.8 million, respectively, of net operating loss (NOL) carry forwards available to offset future federal and state taxable income that will expire beginning in 2023. We also have federal research and development credit carryovers of approximately $5.0 million and state credit carryovers of which approximately $0.4 million expire beginning in 2019. In 2017, we received net proceeds

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $0.4 million from the sale of state research and development credits, which was recorded as a credit to research and development expenses on our consolidated statement of operations.

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

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2017	2016
Gross deferred tax assets:
Net operating loss carryforwards	$35,559	$48,654
Accrued expenses	52	55
Contributions	4	6
Deferred expenses	35	58
Stock‑based compensation	1,459	1,523
Research and development and other credits	5,536	5,258
Total gross deferred tax assets	42,645	55,554
Gross deferred tax liabilities:
Depreciation	(17)	(3)
Total gross deferred tax liabilities	(17)	(3)
Net deferred tax assets	42,628	55,551
Less: valuation allowance	(42,628)	(55,551)
Net deferred tax assets after valuation allowance	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2017. The valuation allowance decreased by $12.9 million and increased by $13.5 million during the years ended December 31, 2017 and 2016, respectively.  The decrease in 2017 was due primarily to the TCJA which reduces the federal corporate income tax rate in the United States to 21% from 34%, effective January 1, 2018.  The increase in 2016 was due primarily to the generation of NOLs.

We did not have unrecognized tax benefits as of December 31, 2017 and 2016, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in income tax expense. We did not have uncertain tax positions as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, we have not accrued interest or penalties related to any uncertain tax positions. Our tax returns filed since inception are still subject to examination by major tax jurisdictions.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
Permanent items	(0.6)	(1.2)	(1.0)
State income tax, net of federal benefit	2.8	7.5	7.1
R&D tax credits	1.1	5.2	4.2
Change in federal statutory rate on deferreds	(85.6)	—	—
Foreign income tax effect	(19.0)	—	—
Other	(1.1)	1.6	5.0
Change in valuation allowance	68.4	(47.1)	(49.3)
Effective income tax rate	0.0%	0.0%	0.0%

For all years through December 31, 2017, we generated research and development credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

We file income tax returns in the United States, the State of Connecticut, and the Commonwealth of Pennsylvania. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2016. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

11. Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2017
Research and development expenses	$3,573	$2,817	$2,642	$3,344	$12,376
General and administrative expenses	$1,812	$1,691	$1,571	$1,593	$6,667
Net loss	$(5,438)	$(4,552)	$(4,170)	$(4,738)	$(18,898)
Net loss per share, basic and diluted	$(0.26)	$(0.21)	$(0.15)	$(0.12)	$(0.80)
2016
Research and development expenses	$5,494	$7,258	$4,840	$4,413	$22,005
General and administrative expenses	$1,604	$1,586	$1,529	$1,518	$6,237
Net loss	$(7,216)	$(8,949)	$(6,464)	$(6,014)	$(28,643)
Net loss per share, basic and diluted	$(0.37)	$(0.46)	$(0.33)	$(0.31)	$(1.47)