Form 10-Q
period 2018-03-31
MARINUS PHARMACEUTICALS INC
filed 2018-05-02
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2018 was: 40,520,705.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$27,181	$33,531
Short-term investments	24,839	19,861
Prepaid expenses and other current assets	1,698	978
Total current assets	53,718	54,370
Property and equipment, net	1,315	1,338
Investments	—	4,964
Total assets	$55,033	$60,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$797	$927
Accrued expenses	997	1,617
Total current liabilities	1,794	2,544
Other long-term liabilities	114	120
Total liabilities	1,908	2,664
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,549,936 issued and 40,520,705 outstanding at March 31, 2018 and December 31, 2017	41	41
Additional paid-in capital	203,917	202,790
Treasury stock at cost, 29,231 shares at March 31, 2018 and December 31, 2017	—	—
Accumulated other comprehensive loss	(107)	(96)
Accumulated deficit	(150,726)	(144,727)
Total stockholders’ equity	53,125	58,008
Total liabilities and stockholders’ equity	$55,033	$60,672

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Expenses:
Research and development	$3,927	$3,573
General and administrative	2,187	1,812
Loss from operations	(6,114)	(5,385)
Interest income	116	40
Interest expense	—	(84)
Other income (expense)	(1)	(9)
Net loss	$(5,999)	$(5,438)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.15)	$(0.26)
Basic and diluted weighted average shares outstanding	40,373,083	20,580,558

Net loss	$(5,999)	$(5,438)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(11)	—
Total comprehensive loss	$(6,010)	$(5,438)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(5,999)	$(5,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	9
Stock-based compensation expense	1,127	747
Amortization of debt issuance costs	—	2
Amortization of discount on investments	(25)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(720)	(716)
Accounts payable and accrued expenses	(563)	(1,453)
Net cash used in operating activities	(6,149)	(6,849)
Cash flows from investing activities
Maturities of short-term investments	—	1,738
Purchases of property and equipment	(8)	(126)
Net cash (used in) provided by investing activities	(8)	1,612
Cash flows from financing activities
Principal payments of notes payable	—	(875)
Proceeds from equity offerings, net of offering costs	—	2,510
Repayments of short-term bank borrowings	(193)	—
Net cash (used in) provided by financing activities	(193)	1,635
Net decrease in cash and cash equivalents	(6,350)	(3,602)
Cash and cash equivalents—beginning of period	33,531	26,178
Cash and cash equivalents—end of period	$27,181	$22,576
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$87
Property and equipment in accounts payable	$—	$17
Accrued equity offering costs	$—	$50

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of the Business and Liquidity

We are a clinical stage biopharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of the GABAA receptor being developed in three different dose forms (intravenous, oral capsule and oral liquid) intended to maximize therapeutic reach to adult and pediatric patient populations in acute and chronic care, in-patient and self-administered settings. The GABAA receptor is a well‑characterized target in the brain known for both anti‑seizure, anti-depression and anti‑anxiety effects.  Our primary focus to date has been directed towards developing business strategies, conducting research and development activities, and conducting preclinical testing and human clinical trials for our product candidate.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of March 31, 2018 was $150.7 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the third quarter of 2017, we issued a total of 10,733,334 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of $37.7 million. We believe that our cash, cash equivalents and investment balance as of March 31, 2018 is adequate to fund our operations for at least the next 12 months.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP) for annual financial statements. In the opinion of management, these unaudited interim consolidated financial statements reflect the elimination of all intercompany accounts and transactions and all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and accompanying notes thereto included in our annual report on Form 10-K filed with the SEC on March 6, 2018.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have a material impact on our interim consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability.  The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted.  We have not evaluated the impact of the updated guidance on our interim or annual consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which amends the guidance in Accounting Standards Codification (ASC) 230 on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have a material impact on our interim consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017, with early adoption permitted.  We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have a material impact on our interim consolidated financial statements.

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.  The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of March 31, 2017.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets
Money market funds (cash equivalents)	$8,952	$—	$—	$8,952
U.S. Treasury securities	—	24,839	—	24,839
Total assets	$8,952	$24,839	$—	$33,791
December 31, 2017
Assets
Money market funds (cash equivalents)	$33,531	$—	$—	$33,531
U.S. Treasury securities	—	24,825	—	24,825
Total assets	$33,531	$24,825	$—	$58,356

4. Accrued Expenses

At March 31, 2018 and December 31, 2017 accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Payroll and related costs	$610	$1,323
Clinical trials and drug development	176	156
Professional fees	170	113
Other	41	25
Total accrued expenses	$997	$1,617

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Notes Payable

In 2014, we borrowed an aggregate of $7.0 million in connection with a Loan and Security Agreement, as amended, with an interest rate equal to the greater of (a) prime rate plus 3.25% or (b) 6.5%.  In July 2017, we paid in full the entire outstanding term loans balance of $3.5 million and accrued interest, with no penalty for prepayment.  Interest expense related to the term loans was $84 thousand three months ended March 31, 2017.

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

	March 31,
	2018	2017
Restricted stock	125,867	420,400
Stock options	4,624,320	2,648,836
	4,750,187	3,069,236

7. Investments

As of March 31, 2018, our investments consisted of U.S. Treasury securities, maturing at various dates through January 2019.  These securities are classified as short-term investments on our consolidated balance sheets based on maturity and are classified as available-for-sale and are recorded at fair value.

As of March 31, 2018, all five of our U.S. Treasury securities were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater.  Total amortized cost and fair value were $24.9 million and $24.8 million, respectively, as of March 31, 2018.  Based on review of these securities, we believe that the cost basis of these available-for-sale securities is recoverable and that there were no other-than-temporary impairments on these securities as of March 31, 2018.

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of March 31, 2018, 364,420 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, amended in May 2017 (2014 Plan), that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of March 31, 2018, 4,259,900 options to purchase shares of common stock and 125,567 shares of restricted stock were outstanding pursuant to grants in connection with the 2014 Plan, and 1,317,100 shares of common stock were

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 4,624,320 stock options outstanding as of March 31, 2018 at a weighted-average exercise price of $5.47 per share.  During the three months ended March 31, 2018, 870,000 options were granted to employees, directors and consultants at a weighted-average exercise price of $6.55 per share.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$313	$195
General and administrative	778	466
Total	$1,091	$661

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

During the three months ended March 31, 2017, we issued 245,200 restricted shares of common stock to employees, directors and consultants.  We did not issue any restricted shares of common stock during the three months ended March 31, 2018.  As of March 31, 2018 there were 125,867 restricted shares of common stock outstanding, and 113,933 shares vested during the three months ended March 31, 2018.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$7	$18
General and administrative	28	68
Total	$35	$86

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
•

enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim consolidated financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual consolidated financial statements for the year ended December 31, 2017 which are included in our Annual Report on Form 10-K filed with the SEC on March 6, 2018.

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

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical testing and clinical trials. We have funded our operations primarily through sales of equity and debt securities. At March 31, 2018, we had cash, cash equivalents and investment balances of $52.0 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $6.0 million for the three months ended March 31, 2018.  Our accumulated deficit as of March 31, 2018 was $150.7 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical trials in targeted indications, which could include CDKL5 deficiency disorder (CDD), postpartum depression (PPD), status epilepticus (SE), PCDH19 pediatric epilepsy (PCDH19-PE), Lennox-Gastaut Syndrome (LGS), Fragile X Syndrome (FXS) and other indications;

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



•hire additional clinical, manufacturing and scientific personnel; and



•add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash, cash equivalents and investments as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2020. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

We will incur substantial costs beyond our present and planned clinical trials in order to file an NDA and Supplemental New Drug Applications (sNDAs), or equivalent Marketing Authorization Applications (MAA) outside the US, for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further studies and trials will depend in large part on the outcome of preceding studies and trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical trials and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent review, consulting and accounting services. General and administrative expenses are expensed when incurred. We expect that our general and administrative expenses will increase in the future as a result of employee hiring and scaling of our operations commensurate with supporting more advanced clinical trials and in preparation for commercial infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, outside consultants, legal counsel and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalents and investment balances.

Interest Expense

Interest expense is primarily attributable to interest expense associated with our credit facility entered into in April 2014, as amended, which was paid in full and closed in July 2017.

Results of Operations

Research and Development Expenses

Research and development expenses increased to $3.9 million for the three months ended March 31, 2018, as compared to $3.6 million for the same period in the prior year.  The primary drivers of our research and development expenditures are currently in our programs in postpartum depression (PPD), refractory status epilepticus (RSE) and CDD. We have initiated Phase 2 trials each in PPD and RSE, and are preparing to initiate a Phase 3 trial in CDD.

In the three months ended March 31, 2018, we incurred $1.0 million, $0.4 million and $0.5 million in research and development expenses directly related to our preclinical and clinical activities associated with our PPD, RSE and CDD programs, respectively.  In the three months ended March 31, 2017, we incurred $0.3 million, $0.7 and $0.3 million in research and development expenses directly related to our preclinical and clinical activities associated with our PPD, RSE and CDD programs, respectively.  Additonally, we incurred $2.0 million and $2.3 million during the three months ended March 31, 2018 and 2017, respectively, in various indirect research and development expenses in support of all of our programs.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended March 31, 2018 as compared to 1.8 million for the same period in the prior year, driven primarily by an increase in stock-based compensation expense.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $6.0 million for the three months ended March 31, 2018.  Our cash used in operating activities was $6.1 million for the three months ended March 31, 2018 compared to $6.8 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans.  At March 31, 2018, we had cash, cash equivalents and investment balances of $52.0 million.  During 2017, we received net proceeds of $37.7 million through the sale of our common stock in connection with a secondary public offering and $14.9 million through the sale of our common stock in connection with an Equity Distribution Agreement.

Cash Flows

Operating Activities.  Cash used in operating activities decreased to $6.1 million for the three months ended March 31, 2018 compared to $6.8 million for the same period a year ago. The decrease was driven primarily by a $0.9 million decrease in the change in accounts payable and accrued liabilities.

Investing Activities.  Cash used in investing activities for the three months ended March 31, 2018 represents the purchase of $8 thousand of property and equipment.  Cash provided by investing activities for the three months ended March 31, 2017 represents maturities of $1.7 million in investments offset by the purchase of $0.1 million of property and equipment.

Financing Activities.  Cash used in financing activities was $0.2 million for the three months ended March 31, 2018 due to repayments of short-term bank borrowings.  Cash provided by financing activities for the three months ended March 31, 2017 represents net proceeds of $2.5 million in connection with equity issuances from our Equity Distribution Agreement offset by $0.9 million in debt repayments.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2020. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

•

the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, in commercial sale;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability, infringement or other lawsuits related to our products;

•	capital needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2018, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2017, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 6, 2018.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $52.0 million at March 31, 2018, consisting primarily of funds in cash, money market accounts and U.S. Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $6.0 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $150.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash, cash equivalents and investments as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Risks Related to Our Business and Development of Our Product

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is currently undergoing four clinical trials and will require significant capital resources and years of additional clinical development effort.

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

Success in preclinical studies and early clinical trials does not ensure that later trials will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in preclinical studies and clinical trials, even after seeing promising results in earlier studies and trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 study in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistically significant separation in a Phase 3 study for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in postpartum depression, status epilepticus, and pediatric orphan indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted.

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

•difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials that meet internal and regulatory standards;

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

We do not own or operate facilities for the manufacture of ganaxolone. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on contract manufacturing organizations (CMOs) for the chemical manufacture of raw materials and active pharmaceutical ingredients for ganaxolone and other CMOs for the production of the ganaxolone nanoparticulate formulation into capsules, liquid suspension and IV. To meet our projected needs for preclinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for ganaxolone. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms, in a timely manner or at all, we may not be able to complete development of ganaxolone, or market or distribute ganaxolone.

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

As of March 31, 2018, we had one part-time and 18 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 36.8% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2018 we had outstanding a total of 40,520,705 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of March 31, 2018, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan, as Amended, was 1,317,100 as of March 31, 2018.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	May 2, 2018
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 2, 2018
Edward F. Smith