Form 10-Q
period 2018-06-30
MARINUS PHARMACEUTICALS INC
filed 2018-08-03
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2018 was: 40,525,013.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$21,467	$33,531
Short-term investments	24,902	19,861
Prepaid expenses and other current assets	1,038	978
Total current assets	47,407	54,370
Property and equipment, net	1,280	1,338
Investments	—	4,964
Total assets	$48,687	$60,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,294	$927
Accrued expenses	2,266	1,617
Total current liabilities	3,560	2,544
Other long-term liabilities	107	120
Total liabilities	3,667	2,664
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,554,244 issued and 40,525,013 outstanding at June 30, 2018 and December 31, 2017	41	41
Additional paid-in capital	205,279	202,790
Treasury stock at cost, 29,231 shares at June 30, 2018 and December 31, 2017	—	—
Accumulated other comprehensive loss	(69)	(96)
Accumulated deficit	(160,231)	(144,727)
Total stockholders’ equity	45,020	58,008
Total liabilities and stockholders’ equity	$48,687	$60,672

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Expenses:
Research and development	$7,232	$2,817	$11,159	$6,390
General and administrative	2,338	1,691	4,526	3,503
Loss from operations	(9,570)	(4,508)	(15,685)	(9,893)
Interest income	65	31	181	71
Interest expense	—	(72)	—	(156)
Other income (expense)	1	(3)	—	(12)
Net loss	$(9,504)	$(4,552)	$(15,504)	$(9,990)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.24)	$(0.21)	$(0.38)	$(0.47)
Basic and diluted weighted average shares outstanding	40,395,650	21,985,213	40,384,429	21,288,545

Net loss	$(9,504)	$—	$(15,504)	$—
Other comprehensive loss:
Unrealized gain on available-for-sale securities	38	—	27	—
Total comprehensive loss	$(9,466)	$—	$(15,477)	$—

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(15,504)	$(9,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65	22
Stock-based compensation expense	2,475	1,519
Amortization of debt issuance costs	—	4
Amortization of discount on investments	(51)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(60)	(484)
Accounts payable and accrued expenses	1,198	(2,284)
Net cash used in operating activities	(11,877)	(11,213)
Cash flows from investing activities
Maturities of short-term investments	—	3,178
Purchases of property and equipment	(8)	(143)
Net cash (used in) provided by investing activities	(8)	3,035
Cash flows from financing activities
Proceeds from exercise of stock options	14	—
Principal payments of notes payable	—	(1,750)
Proceeds from equity offerings, net of offering costs	—	3,281
Repayments of short-term bank borrowings	(193)	—
Net cash (used in) provided by financing activities	(179)	1,531
Net decrease in cash and cash equivalents	(12,064)	(6,647)
Cash and cash equivalents—beginning of period	33,531	26,178
Cash and cash equivalents—end of period	$21,467	$19,531
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$162

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

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of June 30, 2018 was $160.2 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the third quarter of 2017, we issued a total of 10,733,334 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of $37.7 million. We believe that our cash, cash equivalents and investment balance as of June 30, 2018 is adequate to fund our operations for at least the next 12 months.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which superseded ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees.  As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-base payment arrangements.  We early-adopted this guidance effective April 1, 2018.  The adoption of this guidance did not have a material impact on our interim financial statements.

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.  The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of June 30, 2018.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets
Money market funds (cash equivalents)	$10,595	$—	$—	$10,595
U.S. Treasury securities	—	24,902	—	24,902
Total assets	$10,595	$24,902	$—	$35,497
December 31, 2017
Assets
Money market funds (cash equivalents)	$33,531	$—	$—	$33,531
U.S. Treasury securities	—	24,825	—	24,825
Total assets	$33,531	$24,825	$—	$58,356

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses

At June 30, 2018 and December 31, 2017 accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Payroll and related costs	$946	$1,323
Clinical trials and drug development	1,035	156
Professional fees	224	113
Other	61	25
Total accrued expenses	$2,266	$1,617

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

	June 30,
	2018	2017
Restricted stock	117,867	409,300
Stock options	4,741,109	2,908,836
	4,858,976	3,318,136

7. Investments

As of June 30, 2018, our investments consisted of U.S. Treasury securities, maturing at various dates through January 2019.  These securities are classified as short-term investments on our consolidated balance sheets based on maturity and are classified as available-for-sale and are recorded at fair value.

As of June 30, 2018, all five of our U.S. Treasury securities were in an unrealized loss position, none of which had been in an unrealized loss position for 12 months or greater.  Total amortized cost and fair value were $25.0 million and $24.9 million, respectively, as of June 30, 2018.  Based on review of these securities, we believe that the cost basis of these available-for-sale securities is recoverable and that there were no other-than-temporary impairments on these securities as of June 30, 2018.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of June 30, 2018, 362,112 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, amended in May 2017 (2014 Plan), that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of June 30, 2018, 4,378,997 options to purchase shares of common stock and 117,867 shares of restricted stock were outstanding pursuant to grants in connection with the 2014 Plan, and 1,286,003 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 4,741,109 stock options outstanding as of June 30, 2018 at a weighted-average exercise price of $5.50 per share.  During the six months ended June 30, 2018, 1,121,000 options were granted to employees, directors and consultants at a weighted-average exercise price of $6.36 per share.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$503	$175	$816	$370
General and administrative	828	489	1,607	955
Total	$1,331	$664	$2,423	$1,325

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

During the six months ended June 30, 2017, we issued 245,200 restricted shares of common stock to employees, directors and consultants.  We did not issue any restricted shares of common stock during the six months ended June 30, 2018.  As of June 30, 2018 there were 117,867 restricted shares of common stock outstanding, and 113,933 shares vested during the six months ended June 30, 2018.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$5	$31	$12	$49
General and administrative	11	77	40	145
Total	$16	$108	$52	$194

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

CDKL5 Deficiency Disorder (CDD)

The Company is enrolling patients in its pivotal Phase 3 clinical trial (Marigold Study) evaluating the use of oral ganaxolone in children and young adults with CDD. The Marigold Study is a global, double-blind, placebo-controlled, trial that will enroll approximately 70 patients between the ages of 2 and 21 with a confirmed disease-related CDKL5 gene variant. Patients will undergo a baseline period before being randomized to receive either ganaxolone (up to 1,800 mg/day) or placebo for 17 weeks, in addition to their existing anti-seizure treatment. Following the treatment period, all patients that meet certain eligibility requirements will have the opportunity to receive ganaxolone in the open label phase of the study. The study’s primary efficacy endpoint is percent reduction in seizures. Secondary outcome measures will include non-seizure-related endpoints to capture certain changes in behavioral and sleep disturbances that were reported in previous clinical studies with ganaxolone. There are currently no approved treatments for CDD.

Postpartum Depression (PPD)

The Company is in the process of completing enrollment in the IV only portion of the Magnolia study, a Phase 2 double-blind, placebo-controlled, dose-optimization clinical trial to evaluate ganaxolone in women diagnosed with severe PPD (Hamilton Depression Rating Scale (HAMD17) score ≥26). The efficacy endpoint is change from baseline in the HAMD17 score.  The Company expects to provide top-line data in the fourth quarter and discuss next steps in our PPD program, which include evaluating an IV followed by oral formulations of ganaxolone.

Enrollment is on-going in the Company’s Amaryllis study, a Phase 2 clinical trial to evaluate the safety, tolerability and efficacy of oral ganaxolone in women with moderate PPD (HAMD17 score of ≥ 20, but < 26). Patients enrolled in the initial open label phase of the study receive one of multiple treatment regimens with ganaxolone capsules which include once-daily dosing. The efficacy endpoint is change from baseline in the HAMD17 score. Data from the open label phase are expected in the fourth quarter of 2018 and will inform later stage development of novel treatment paradigms that may include an IV followed by oral ganaxolone pivotal program. Upon successful completion of the open label phase, the study will continue as a double-blind placebo-controlled trial.

Status Epilepticus (SE)

The Company is enrolling patients with refractory status epilepticus (RSE) in its Phase 2 study with ganaxolone IV. Initial data from this proof-of-concept study are expected in the fourth quarter of 2018.

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical testing and clinical trials. We have funded our operations primarily through sales of equity and debt securities. At June 30, 2018, we had cash, cash equivalents and investment balances of $46.4 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $9.5 million and $15.5 million for the three and six months ended June 30, 2018.  Our accumulated deficit as of June 30, 2018 was $160.2 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical trials in targeted indications, which could include CDD, PPD, SE, PCDH19 pediatric epilepsy (PCDH19-PE), Lennox-Gastaut Syndrome, Fragile X Syndrome (FXS) and other indications;

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

We believe that our cash, cash equivalents and investments as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2020. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

Results of Operations

Research and Development Expenses

Research and development expenses increased to $7.2 million and $11.2 million for the three and six months ended June 30, 2018, as compared to $2.8 million and $6.4 million for the same periods in the prior year.  The primary drivers of our research and development expenditures are currently in our programs in PPD, refractory status epilepticus (RSE) and CDD.  We have initiated Phase 2 trials each in PPD and RSE, and initiated a Phase 3 trial in CDD.

The following table shows our research and development expenses incurred with respect to each active program, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
CDKL5 disorder (1)	$1.2	$0.4	$1.7	$0.7
Postpartum depression (2)	2.5	0.6	3.5	0.9
Refractory status epilepticus (3)	1.1	0.3	1.5	1.1
Indirect research and development (4)	2.4	1.4	4.5	2.8
Focal onset seizures (5)	—	0.1	—	0.9
Total	$7.2	$2.8	$11.2	$6.4

(1)	The increases were due primarily to the startup activities and eventual initiation of our Phase 3 trial in 2018.
(2)	The increases were due primarily to increased patient enrollment, which began in the third quarter of 2017, and the expansion of our Phase 2 study to include our oral formulation of ganaxolone.
(3)	The increases were due primarily to the initiation of our Phase 2 trial in RSE in late 2017.
(4)	Indirect research and development expenses in support of all our programs have increased due to the overall increase in preclinical, clinical, and manufacturing activities.
(5)	We discontinued further development in our focal onset seizure program in 2016. Costs incurred with respect to this program in 2017 represent residual costs to wind down a completed Phase 3 study.

General and Administrative Expenses

General and administrative expenses were $2.3 million and $4.5 million for the three and six months ended June 30, 2018, respectively, as compared $1.7 million and $3.5 million for the same periods in the prior year, driven primarily by an increase in stock-based compensation expense.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $9.5 million and $15.5 million for the three and six months ended June 30, 2018.  Our cash used in operating activities was $11.9 million for the six months ended June 30, 2018 compared to $11.2 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans.  At June 30, 2018, we had cash, cash equivalents and investment balances of $46.4 million.  During 2017, we received net proceeds of $37.7 million through the sale of our common stock in connection with a secondary public offering and $14.9 million through the sale of our common stock in connection with an Equity Distribution Agreement.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $11.9 million for the six months ended June 30, 2018 compared to $11.2 million for the same period a year ago. The increase was driven primarily by a $5.5 million increase in net loss offset by a $1.0 million increase in stock-based compensation and increase of $3.9 million in the change in accounts payable and accrued liabilities.  The increase in the change in accounts payable and accrued liabilities was due to increased research and development activities in support of our ongoing clinical programs.

Investing Activities.  Cash used in investing activities for the six months ended June 30, 2018 represents the purchase of $8 thousand of property and equipment.  Cash provided by investing activities for the six months ended June 30, 2017 represents maturities of $3.2 million in investments offset by the purchase of $0.1 million of property and equipment.

Financing Activities.  Cash used in financing activities was $0.2 million for the six months ended June 30, 2018 due to repayments of short-term bank borrowings offset slightly by proceeds from the exercise of stock options.  Cash provided by financing activities for the six months ended June 30, 2017 represents net proceeds of $3.3 million in connection with equity issuances from our Equity Distribution Agreement offset by $1.8 million in debt repayments.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2020. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three and six months ended June 30, 2018, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2017, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 6, 2018.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $46.4 million at June 30, 2018, consisting primarily of funds in cash, money market accounts and U.S. Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $9.5 million and $15.5 million for the three and six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $160.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash, cash equivalents and investments as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

Ganaxolone is presently being developed as an antiepileptic and neuropsychiatric therapeutic. There are a variety of marketed therapies available for these patients.

Specifically, there are more than 15 approved AEDs available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by Lundbeck, UCB, Eisai, and Sunovion Pharmaceuticals. Additionally, there are several drugs in development for the treatment of pediatric genetic epilepsies, including compounds being developed by GW Pharmaceuticals, Zogenix, Zynerba and Ovid Therapeutics. Sage Therapeutics is developing molecules with a similar mechanism of action as ganaxolone for the treatment of PPD.

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

As of June 30, 2018, we had one part-time and 21 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 37.1% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2018 we had outstanding a total of 40,525,013 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of June 30, 2018, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan, as Amended, was 1,286,003 as of June 30, 2018.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Signature	Title	Date

/s/ Christopher M. Cashman	President and Chief Executive Officer (principal executive officer) and Director	August 2, 2018
Christopher M. Cashman

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 2, 2018
Edward F. Smith