Form 10-K
period 2018-12-31
MARINUS PHARMACEUTICALS INC
filed 2019-03-12
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁ les). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non‑accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the Registrant’s Common Stock (the only common equity of the registrant) held by non-affiliates for the last business day of the Registrant’s most recent completed second fiscal quarter: $265,327,966

The number of shares of the issuer’s Common Stock outstanding as of March 11, 2019, was 52,519,013.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2018 Annual Meeting of the Stockholders to be held May 7, 2019 are incorporated by reference into Part III, Items 10‑14.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our ability to develop and commercialize ganaxolone;
•	status, timing and results of preclinical studies and clinical studies;
•

enrollment in clinical studies, availability of data from ongoing clinical studies, expectations for regulatory approvals, or the attainment of clinical study results that will be supportive of regulatory approvals;

•	the potential benefits of ganaxolone;
•	the timing of seeking marketing approval of ganaxolone;
•	our ability to obtain and maintain marketing approval;
•	our estimates of expenses and future revenue and profitability;
•	our estimates regarding our capital requirements and our needs for additional financing;
•	our plans to develop and market ganaxolone and the timing of our development programs;
•	our estimates of the size of the potential markets for ganaxolone;
•	our selection and licensing of ganaxolone;
•	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
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

PART I

Item 1. Business.

Overview

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA being developed in three different dose forms: intravenous (IV), oral capsule and oral liquid. The multiple dose forms are intended to maximize the therapeutic range of ganaxolone for adult and pediatric patient populations, in acute and chronic care, and both in-patient and self-administered settings. Ganaxolone exhibits anti-seizure, anti-depression and anti-anxiety actions via its effects on synaptic and extrasynaptic GABAA receptors.

Our Pipeline

We are developing ganaxolone in three different dose forms (IV, capsule, and liquid) intended to maximize therapeutic reach to adult and pediatric patient populations in both acute and chronic care settings where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

GANAXOLONE
PHASE 1
PHASE 2
PHASE 3
Orphan Refractory Seizure Programs
CDKL5 Deficiency Disorder (Marigold Study)*
PCDH19-Related Epilepsy (Violet Study)*
Refractory Status Epilepticus*
Postpartum Depression
Severe PPD (Magnolia Study)
Moderate PPD (Amaryllis Study)

*Orphan Drug Designation

CDKL5 deficiency disorder (CDD)

CDD is a serious and rare genetic disorder that is caused by a mutation of the cyclin‑dependent kinase‑like 5 (CDKL5) gene, located on the X chromosome. It predominantly affects girls and is characterized by early‑onset, difficult‑to‑control seizures and severe neuro‑developmental impairment. The CDKL5 gene encodes proteins essential for normal brain function. Most children affected by CDD cannot walk normally, talk, or care for themselves. Many also suffer from scoliosis, visual impairment, gastrointestinal difficulties and sleeping disorders. Currently, there are no approved therapies or treatments for CDD. We believe that no previous late‑stage clinical studies have been conducted in this patient population and estimate the CDD population to be approximately 5,000 to 7,000 patients worldwide.

We are currently enrolling patients into a pivotal Phase 3 clinical study (Marigold Study) evaluating the use of oral ganaxolone in children and young adults with CDD. The Marigold Study is a global, double‑blind, placebo‑controlled, study that will enroll approximately 70 patients between the ages of 2 and 21 with a confirmed disease‑related CDKL5 gene variant. Patients will undergo a six-week prospective baseline period to collect seizure data, followed by a 17-week double-blind treatment phase.    Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of oral liquid suspension three times a day and maintain that dose for the following 13-weeks, in addition to their existing anti‑seizure treatment. Following the double‑blind treatment period, all patients that meet certain eligibility requirements will have the opportunity to receive ganaxolone in the open label phase of the study. The study’s primary efficacy endpoint is percent reduction in seizures. Secondary outcome measures will include non‑seizure‑related endpoints to capture certain changes in behavior and sleep.  The Company plans to complete enrollment in this study by the end of 2019 with top-line data expected by mid-2020.

The U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation to ganaxolone for the treatment of CDKL5 gene‑related early‑onset infantile epileptic encephalopathy. Orphan Drug Designation is granted by the FDA Office of Orphan Products Development (OOPD) to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the U.S. The designation provides the drug developer with a seven‑year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research study design assistance and waiver of Prescription Drug User Fee Act (PDUFA) filing fees.

PCDH19-related epilepsy (PCDH19-RE)

PCDH19-RE is a rare and serious epileptic syndrome characterized by early-onset cluster seizures, cognitive and sensory impairment of varying degrees, and psychiatric and behavioral disturbances that mostly manifest in females. Currently, there are no approved therapies for PCDH19-RE.

The epileptic disorder is an X-linked condition caused by a missense mutation in the PCDH19 gene, which encodes for a calcium dependent cell-cell adhesion molecule that is expressed in the central nervous system. Genetic testing is available to determine if a child has the PCDH19 mutation. We estimate the PCDH19-RE population to be approximately 10,000 to 12,000 patients worldwide.

In December, the Company presented additional data at the American Epilepsy Society annual meeting from its Phase 2 study in patients with PCDH19-RE, which identified evidence of a plasma neurosteroid biomarker. The post-treatment review of baseline plasma neurosteroid levels in patients with PCDH19-RE revealed what we believe to be a significant association between these levels and response to ganaxolone treatment. Patients with a very low level of a specific neurosteroid showed a medically notable reduction in seizure frequency when treated with ganaxolone as compared to patients with a very high level of the specific neurosteroid. The difference in the levels of the specific neurosteroid between responders and non-responders was approximately 1.5 orders of magnitude.

In March 2019, Marinus announced the initiation of the Violet Study, a global, double-blind, randomized, placebo-controlled single pivotal Phase 3 study evaluating ganaxolone in children with PCDH19-RE. The study will enroll up to 70 patients between the ages of 1 and 17 with a confirmed PCDH19 mutation. Patients enrolled in the study will be stratified into one of two biomarker groups and randomized (ganaxolone or placebo) within each stratum. The study will consist of an 8-week prospective baseline period to collect seizure data, followed by a 17-week double-blind treatment phase. Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of oral liquid suspension three times a day and maintain that dose for the following 13-weeks. After the double-blind period, all patients who meet certain eligibility criteria will have the opportunity to receive ganaxolone in an open label phase of the study.  The Company expects to begin screening patients for enrollment into the study in the second quarter of 2019 with top-line data from the study anticipated in 2021.

Postpartum Depression (PPD)

PPD is a mood disorder that affects about 15% of women within the first year following childbirth. Common symptoms include feelings of extreme sadness, hopelessness, suicidal ideation, anxiety and fatigue. PPD is thought to be linked to the rapid fluctuations in the levels of reproductive hormones and allopregnanolone after childbirth. Allopregnanolone has shown early clinical efficacy in treating patients with PPD. PPD can affect a mother’s ability to care for her child and may negatively affect a child’s cognitive development. There are no approved treatments for PPD but the most common treatments are psychotherapy and antidepressants. We believe that treatment with ganaxolone, a synthetic analog of allopregnanolone, may provide benefit to women suffering from PPD.

In December 2018, we announced positive top‑line results from Part 1 of our Magnolia Study. The primary endpoints of the study were safety and pharmacokinetics. In the study, 58 patients with PPD were randomized on a 1:1:1:1 basis to receive one of three ascending fixed IV 60‑hour dose regimens of ganaxolone or placebo. No initial up titration was required, and patients were down titrated over the final 12 hours of the 60‑hour infusion. A bolus injection of ganaxolone prior to the 60‑hour infusion was also explored to test the safety and tolerability of a very short, high dose infusion. Patients with a Hamilton Rating Scale for Depression (HAM‑D17) score of ≥26 were considered for enrollment in the study. HAM‑D17 measurements were conducted by a centralized rater and taken at various timepoints spanning from baseline to day 34.

Ganaxolone was safe and well‑tolerated in all dose groups. Consistent with previous ganaxolone studies, the most common reported adverse events were sedation and dizziness. There were no serious adverse events reported, no discontinuations due to a treatment related adverse event and, consistent with prior studies, there were no reports of syncope or loss of consciousness. There was a dose response relationship seen for three groups of patients receiving ganaxolone IV at median doses of 60, 90 and 140 µg/kg/h. No dose group was powered to generate statistical significance in HAM-D17 scores as compared to baseline or placebo, however trends in the efficacy of ganaxolone to reduce HAM-D17 scores in PPD patients appeared to the Company to be very strong. The 140 µg/kg/h dose group (n=10) demonstrated the largest HAM‑D17 reduction, with a HAM‑D17 reduction of 15.1 (5.6 > placebo), 16.9 (4.2 > placebo) and 15.7 (4.1 > placebo) points from baseline at 48 hours, 60 hours and day 34, respectively. Patients in the 140 µg/kg/h dose group had a mean response rate, as defined as having a ≥50% reduction from baseline, of 67% and 75% at 60 hours and day 34, respectively. The mean remission rate, as determined by a HAM‑D17 ≤7, was 33% and 50% at 60 hours and day 34, respectively. The Clinical Global Impression of Improvement (CGI‑I) as well as the Edinburgh Postnatal Depression Survey (EPDS) and Spielberger State‑Trait Anxiety 6 (STAI‑6) showed consistent trends as the HAM‑D17.

Based on these results, the Company is advancing to Part 2 of the Magnolia Study that will evaluate a short IV infusion followed by 28-days of oral ganaxolone administration. Patients randomized to ganaxolone in the current dose cohort receive 20 mg/hr of ganaxolone IV (> 140 µg/kg/h), for six hours followed by an evening 900 mg dose of oral ganaxolone on day one.  A once daily 900 mg evening dose of oral ganaxolone will then be administered for the duration of treatment.  Data from Part 2 are expected in the first half of 2019.

Marinus is also conducting a PPD study with oral ganaxolone alone, the Amaryllis Study.  Patients with a HAM‑D17 score of ≥ 20 but < 26 are being considered for enrollment in the study. Cohorts of patients enrolled in the initial open label phase of the study receive ascending dose regimens with oral ganaxolone. The primary endpoints of the study are safety and pharmacokinetics. In December 2018, we provided an interim update from our Amaryllis study where a low dose and a moderate dose of ganaxolone was studied. Patients who received a once-daily 675 mg evening (moderate) dose who took oral ganaxolone for four weeks experienced a mean reduction in HAM‑D17 scores of 13.2 points at day 28 from a baseline of 24.7 and a mean reduction of 15.7 points at day 35. Oral ganaxolone was generally safe and well‑tolerated with no serious adverse events reported and no discontinuations due to treatment related adverse events.

Based on data to‑date from this study and Part 1 of the Magnolia Study, we plan to enroll additional patients into the open label phase of the Amaryllis Study with the goal of further optimizing the oral ganaxolone dose regimen. Patients enrolled in the current dose cohort receive 675 mg of oral ganaxolone at dinner and before bedtime for the first two days of treatment and then receive a once-daily 1125 mg evening dose of oral ganaxolone for the remainder of the 28-day regimen.  Data from the Amaryllis Study are expected in the first half of 2019.

Refractory Status Epilepticus (RSE)

Status epilepticus (SE) is a life‑threatening occurrence of continuous or intermittent seizures lasting more than five minutes in duration without intermittent recovery during the five or more minutes duration. If SE is not treated immediately, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. In RSE, patients who fail to respond to at least two antiepileptic drugs (AEDs) certain synaptic GABAA receptors are internalized, and thereby unavailable to drugs that target these receptors, such as benzodiazepines. RSE patients who do not respond to additional AEDs are generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death. These patients are referred to as having super refractory status epilepticus (SRSE).  According to LexisNexis, there are approximately 45,000 hospitalized RSE cases reported in the U.S. annually.

We are enrolling patients with refractory status epilepticus (RSE) in a Phase 2 study with ganaxolone IV. Initial data from this proof‑of‑concept study in approximately 10 patients are expected in the first half of 2019. The FDA granted Orphan Drug Designation to the IV formulation of ganaxolone for the treatment of SE.

Other Indications

We have also conducted proof-of-concept studies in Lennox Gastaut Syndrome (LGS) and Fragile X Syndrome (FXS).  Data from these studies showed that ganaxolone was safe and well-tolerated and either reduced seizures or improved anxiety in some patients.  Children with LGS and FXS often suffer from cognitive and developmental impairment, behavioral challenges, sleep disorders and seizures. We believe that ganaxolone could be helpful to these patients across a range of these co-morbidities.  We may evaluate these and/or other rare genetic epilepsy diseases in future clinical studies.

Ganaxolone Mechanism of Action

Ganaxolone is a synthetic analog of a naturally occurring neurosteroid, allopregnanolone, which exhibits potent anxiolytic, antidepressant, antiepileptic and sedative activity by virtue of its GABAA receptor‑modulating properties. While allopregnanolone’s GABAA modulatory activity is well documented, it has the potential to convert back to its metabolic precursor, dihydroxyprogesterone, which could lead to hormonal side effects. Ganaxolone has been designed with an added methyl group that prevents back conversion to an active steroid. This, along with our proprietary nanoparticulate technology, enables ganaxolone to be dosed chronically and orally. In preclinical and clinical studies, ganaxolone exhibited efficacy comparable to allopregnanolone.

GABA (gamma‑aminobutyric acid) is the chief inhibitory neurotransmitter in the brain. One of the subclasses of receptors that respond to GABA is the GABAA receptor. When activated, these receptors selectively conduct chloride ions through a pore that results in the inhibitory effect of hyperpolarization of the neuron. Synaptic GABAA receptors respond quickly to inhibit neurotransmission, while extrasynaptic GABAA receptors provide ambient tonic inhibition.

Both ganaxolone and allopregnanolone bind to GABAA receptors at the synaptic and extrasynaptic binding sites. Activity with extrasynaptic GABAA receptors may be of particular importance for treating patients who developed tolerance to benzodiazepines and barbiturates. Ganaxolone binds to the GABAA receptors, which opens the pore to allow chloride ions to move into the postsynaptic neuron, leading to the inhibition of neurotransmission.

Safety Overview

Oral Safety

More than 1,600 subjects have received oral treatment with ganaxolone ranging in duration from one day to more than two years using doses from 50 to 2,000 mg/day. Ganaxolone was administered in Phase 2 studies to pediatric subjects at doses up to 63 mg/kg and to adult subjects at doses up to 1,875 mg/day. No drug-related deaths occurred in any of these clinical studies, and the majority of adverse events were not medically serious and resolved upon discontinuation of therapy. The most common side effects are related to sedation. In the ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in the adult or pediatric populations.  Acrossall placebo-controlled studies, therewere no events of loss of consciousness related to ganaxolone and no events of pre-syncope reported.

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

In the study, every dose regimen of ganaxolone IV administered, either bolus or continuous infusion, was generally safe and well tolerated, and reached targeted dose levels in a short period of time.  Following treatment, six treatment-emergent adverse events were reported, all of which were mild in severity and resolved without intervention. Only headache was considered possibly related to treatment with ganaxolone IV.  No subject discontinued due to an adverse event and no serious adverse events were reported. Ganaxolone IV plasma concentrations were generally proportional to the administered dose. In addition, the continuous infusion of ganaxolone IV achieved the targeted exposure levels. Plasma exposures associated with anticonvulsant and anti-anxiety activity were reached in this study.

In 2018, we completed Part 1 of our Magnolia Phase 2 study evaluating ganaxolone IV in women with PPD.  Ganaxolone was safe and well-tolerated in all dose groups. Consistent with previous ganaxolone studies, the most common reported adverse events were sedation and dizziness.  There were no serious adverse events reported, no discontinuations due to a treatment related adverse event and, consistent with prior studies, there were no reports of syncope or loss of consciousness.

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

Our Strategy

Our mission is to maximize the value of ganaxolone as a best‑in‑class therapy for rare genetic and orphan epilepsy and targeted neuropsychiatric indications through development of multiple formulations for oral, liquid and infusion administration. The key elements of our strategy include the following:

•

Pursuing orphan, genetic epilepsy indications for ganaxolone.  Within epilepsy, there are several patient populations, such as CDD and PCDH19-RE, where we believe a genetic marker associated with the syndrome has been linked to deficits in GABAergic signaling. Based on our clinical data, we believe that increasing GABAergic tone with ganaxolone could provide benefits and that treatments for these small populations have the potential for more efficient paths through clinical development, regulatory approval and commercialization. In addition to CDD, we are also developing ganaxolone in another rare refractory epilepsy indication, PCDH19-RE.

•

Pursuing targeted depression and other neuropsychiatric disorder indications for ganaxolone.  Due to its mechanism of action, we believe ganaxolone has potential for therapeutic benefit in a variety of targeted neuropsychiatric disorders. Evidence from preclinical and clinical studies demonstrates that treatment with ganaxolone could benefit patients with depression, anxiety, mood, sleep and other neuropsychiatric disorders. We believe our top‑line results from Phase 2 clinical studies in PPD, CDD, PCDH19-RE and FXS patients support this hypothesis. We may also explore development of ganaxolone in other targeted depression‑related, neuropsychiatric disorders.

•

Pursuing hospital-based rare and underserved indications for ganaxolone.  We believe that hospitalized SE patients who do not respond to available first and second line treatment options are significantly underserved with severely limited treatment options. Due to its activity at extrasynaptic GABAA receptors, ganaxolone may provide a therapeutic benefit to patients as second line therapy for patients refractive to benzodiazapines. To that end, we are conducting a Phase 2 proof‑of‑concept study in refractory SE patients and may in the future study similar hospital-based patient populations that could benefit from ganaxolone’s mechanism.

•

Building on our product pipeline.  We intend to expand and diversify our product pipeline through development and/or acquisition of additional drug candidates that fit our business strategy. In addition, we may expand the targeted indication footprint for our ganaxolone franchise into other epilepsy, neuropsychiatric or other indications.

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

We filed two provisional applications in 2015 directed to intravenous ganaxolone formulations and methods of using these formulations to treat refractory epileptic seizures and other disorders.  Both of these patents have been converted to US non-provisional applications with corresponding Patent Cooperation Treaty (PCT) applications.  These PCT applications have entered the national stage in Australia, Canada, China, Europe, India, Israel, Japan, and South Africa.  If granted, these patents will expire in 2036, excluding accounting for possible patent term extension under the

Drug Price Competition and Patent Term Restoration Act of 1984 or the Hatch-Waxman Act or other similar provisions available outside the US that provide patent term extension for regulatory delays.  We filed two provisional applications in 2016 directed to additional methods of treatment using our IV formulations.  In 2017 we converted one of these applications to a US non-provisional application and converted the other to a PCT application.  If subsequently granted, the patents from these applications will expire in 2037.  We filed a provisional application directed to sustained release injectable ganaxolone formulations in 2017, which was converted to a PCT application in 2018.   If subsequently filed as a national stage application, the patent from this application will expire in 2038.  We filed a provisional application directed to ganaxolone use in prophylaxis and treatment of postpartum depression in 2018.  If converted to a non-provisional application and subsequently granted, the patent from this application will expire in 2039.

We filed a provisional patent application in 2017 directed to the use of our formulations in the treatment of genetic epileptic disorders.  This provisional patent application was converted to a US non-provisional application with a corresponding PCT application in 2018.  We also filed a provisional patent application in 2017 directed to methods and compositions for the treatment of central nervous system (CNS) disorders.  This application was converted to a US non-provisional application in 2018.  If subsequently granted, the patents from these applications will expire in 2038.

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

Under the terms of the Transfer Agreement, NovaMedica, or its permitted transferees or assignees, has the exclusive right within the Covered Territory to manufacture the Covered Products solely for development and commercialization in the Covered Territory in the Field. Until the first commercial sale of a Covered Product within the Covered Territory, NovaMedica will have the right to purchase supplies of the Covered Product from us as are reasonably available to us and as are reasonable and necessary to conduct clinical studies of Covered Product in the Covered Territory, provided that any such purchase does not reasonably interfere with our having sufficient supplies of Covered Products on hand for use in development (including the conduct of clinical studies) or commercialization outside of the Covered Territory. Such purchases will be made on a cost-plus basis. The Transfer Agreement provides that the parties shall enter into the Supply Agreement to supply ganaxolone and/or Covered Product for development in the Covered Territory within 60 calendar days from NovaMedica’s request, which we have not yet received.

In accordance with the terms of the Transfer Agreement, on June 25, 2013 we entered into a Clinical Development and Collaboration Agreement, or the Collaboration Agreement, with NovaMedica, pursuant to which we agreed to assist NovaMedica in the development and commercialization of Covered Products in the Covered Territory in the Field. The Collaboration Agreement requires the formation of committees consisting of our representatives and NovaMedica representatives to oversee the general development, day-to-day development work and commercialization of Covered Products in the Field in the Covered Territory. All decisions of these committees must be made by unanimous vote, subject to a dispute resolution process. Under the terms of the Collaboration Agreement, the joint committees will determine a development plan for ganaxolone in clinical studies and a plan for commercialization of ganaxolone. NovaMedica will have sole responsibility for the costs and expenses of obtaining regulatory approval for Covered Products and for commercializing any approved products in the Covered Territory, and NovaMedica will have the right to conduct its own clinical studies in the Covered Territory at its sole expense. NovaMedica also has the right to file applications for approval of Covered Products in the Covered Territory, subject to committee oversight. We have agreed, among other things, to provide NovaMedica with data and regulatory files necessary for it to obtain necessary approvals in the Covered Territory, information relating to applications for regulatory approval of Covered Products, certain commercialization information and to assist NovaMedica in conducting any clinical studies necessary for regulatory approval of Covered Products in the Covered Territory. We also have agreed to provide NovaMedica with certain development know-how and support, including making our clinical development personnel available to provide scientific and technical explanations, consultation and support that may be reasonably requested by NovaMedica.

NovaMedica is required to reimburse us for any out-of-pocket expenses incurred by us in providing this assistance, except for expenses incurred in our participation on the joint committees. Pursuant to the Collaboration Agreement and the Transfer Agreement, we have agreed to use commercially reasonable efforts to include sites in the Russian Federation in our clinical study programs for the first indications of the Covered Products at our sole expense.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

Competitive Landscape

We primarily compete with pharmaceutical and biotechnology companies that are developing therapies or marketing drugs to treat indications that we are targeting.

CDD and PCDH19-RE

There are no drugs approved for the treatment of CDD and PCDH19-RE.  CDD and PCDH19-RE patients are typically prescribed drugs approved for epileptic seizures, which often fail to control seizures in this patient population.  To our knowledge, there are three other companies currently conducting a Phase 2 clinical study in CDD patients and no other ongoing clinical studies in PCDH19-RE.

PPD

Approximately 500,000-750,000 mothers suffer from postpartum depression annually in the US.  The majority of women suffering from depression do not seek treatment.  There are no approved treatments for PPD, however the most common treatments are psychotherapy and prescription antidepressants. Many women who take antidepressants discontinue them prior to and after parturition due to concern for the child.  Sage Therapeutics is developing an intravenous formulation of allopregnanolone, which is expected to be approved for marketing in 2019, and a new orally-administered chemical entity for PPD.

RSE

SE patients generally are treated with benzodiazepine as first-line treatment.  When benzodiazepines are not effective, several second line AEDs are used.  When second-line AEDs are not effective, the RSE patient is generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death. Morbidity and mortality rates increase for patients that progress to SRSE. To our knowledge, there are no other companies currently conducting clinical studies in SE patients.

Manufacturing

Manufacturing of drugs and product candidates, including ganaxolone, must comply with FDA current good manufacturing practice, or cGMP, regulations. Ganaxolone is a synthetic small molecule made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations, or CMOs, to supply our clinical studies. We have an internal quality program and have qualified and signed quality agreements with our major CMOs. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of ganaxolone’s active pharmaceutical ingredient and finished product will be capable of providing sufficient quantities of each to meet our clinical study supply needs. Other CMOs may be used in the future for clinical supplies and, subject to approval, commercial manufacturing.

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

Government Regulation

As a clinical stage pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, packaging, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our product candidates in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. In addition, some significant aspects of regulation in Europe are addressed in a centralized way through the EMA, but country-specific regulation also remains in many essential respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources and may not be successful.

United States Government Regulation

The FDA is the main regulatory body that controls pharmaceuticals in the United States, and its regulatory authority is based in the FDC Act. Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board, or IRB, of a hold on clinical studies, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required before a new drug may be marketed in the United States generally include:

•

completion of non-clinical, or preclinical, studies, animal studies, clinical and non-clinical pharmacology and formulation studies in compliance with the FDA’s good laboratory practice (GLP) and good clinical practice (GCP) regulations;

•	submission to the FDA of an IND to support human clinical testing;

•	approval by an IRB at each clinical site before each study may be initiated;
•

performance of adequate and well-controlled clinical studies in accordance with federal regulations, including requirements for good clinical practices, or GCPs, to establish the safety and efficacy of the investigational product candidate for each targeted indication;

•	submission of a new drug application, or NDA, to the FDA;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	satisfactory completion of an FDA inspection of clinical study sites and sponsor to ensure compliance with GCPs, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate; and

•	FDA review and approval of the NDA.

Clinical Studies

An IND is a request for authorization from the FDA to transport investigational product across state lines, thereby enabling the sponsor to administer an investigational product candidate to humans. This authorization is required before interstate shipping and administration of any new drug product to humans that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical study proposed in the IND may begin. The FDA may submit questions after the 30-day period and after the study was allowed to begin. Clinical studies involve the administration of the investigational product candidate to subjects under the supervision of qualified investigators following GCPs, requirements meant to protect the rights and health of subjects and to define the roles of clinical study sponsors, administrators and monitors. Clinical studies are conducted under protocols that detail the subject inclusion and exclusion criteria, the dosing regimen, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on United States subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required. The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

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

•

Phase 2.  Phase 2 includes the controlled clinical studies conducted to evaluate the effectiveness of the investigational product candidate for a particular indication(s) in subjects with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product candidate. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a limited subject population, usually involving no more than several hundred participants.

•

Phase 3.  Phase 3 studies are controlled clinical studies conducted in an expanded subject population at geographically dispersed clinical study sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate, and to provide an adequate basis for drug approval. Phase 3 studies usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase 3 studies to demonstrate the efficacy of the drug. A single Phase 3 study with other confirmatory evidence, such as a surrogate marker, may be sufficient in rare instances where the study is a multicenter study demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second study would be practically or ethically impossible.

The decision to terminate development of an investigational product candidate may be made by either a health authority body, such as the FDA or IRB/ethics committees, or by a company for various reasons. The FDA may order the temporary, or permanent, discontinuation of a clinical study, which is referred to as a clinical hold, at any time, or impose other sanctions, if it believes that the clinical study either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical study subjects. In some cases, clinical studies are overseen by an independent group of qualified experts organized by the study sponsor, or the clinical monitoring board or data safety monitoring board. This group provides authorization for whether or not a study may move forward at designated check points. These decisions are based on the limited access to data from the ongoing study. The suspension or termination of development can occur during any phase of clinical studies if it is determined that the participants or subjects are being exposed to an unacceptable health risk. In addition, there are requirements for the registration of ongoing clinical studies of product candidates on public registries and the disclosure of certain information pertaining to the studies as well as clinical study results after completion.

A sponsor may be able to request a special protocol assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 study protocol design and analysis that will form the primary basis of an efficacy claim. A sponsor meeting the regulatory criteria may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical study. An SPA request must be made before the proposed study begins, and all open issues must be resolved before the study begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the study begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. An SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

Although the goal of an SPA is to reach concurrence on the adequacy of protocol elements intended to support a statutory finding of safety and efficacy, an SPA agreement with FDA does not imply that FDA has reviewed or concurs with each detail of the protocol. Absence of an FDA comment on a particular aspect of the study does not necessarily indicate agreement on that aspect if the sponsor did not specifically ask about it, especially if the context of a certain protocol element has not been highlighted or explained.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product candidate information is submitted to the FDA in the form of an NDA to request market approval for the product in specified indications.

New Drug Applications

In order to obtain approval to market a drug in the United States, a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product candidate to the satisfaction of the FDA.

In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Applications for standard review product candidates are reviewed within twelve months of FDA’s acceptance for filing. An accelerated six-month review can be given to applications that meet certain criteria. The FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. FDA Advisory Committee meetings are typically held for New Chemical Entities (NCEs), novel indications, or for applications in which there is a specific safety/efficacy risk that the FDA is looking for advice on.  However, the FDA can decide to hold advisory committee meeting for any application. An advisory committee meeting includes a panel of FDA members and clinicians and other experts who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Breakthrough designation

In the United States, Breakthrough therapy designation allows the FDA to grant priority review to drug candidates if preliminary clinical studies indicate that the therapy may offer substantial treatment advantages over existing options for patients with serious or life-threatening diseases.  Breakthrough designation provides increased communication with FDA during drug development and review, FDA guidance to ensure that the design of clinical studies are as efficient as practicable, and cross-disciplinary project lead assigned to the FDA review team and increased involvement of senior managers and experienced review staff.  Breakthrough designation can be requested with the IND or ideally any time prior to the end-of-phase 2 meeting.

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

Post-Approval Regulations

After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical studies, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, as a holder of an approved NDA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

European and Other International Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a request for a clinical study authorization, or CTA, much like the IND prior to the commencement of human clinical studies. In Europe, for example, a request for a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA request is approved in accordance with a country’s requirements, clinical study development may proceed.

To obtain regulatory approval to commercialize a new drug under European Union (EU) regulatory systems, we must submit a marketing authorization application, or MAA. The MAA is similar to the NDA, with the exception of, among other things, country-specific document requirements.

For other countries outside of the European Union, such as countries in Eastern Europe, Russia, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical studies are generally required to be conducted in accordance with GCP, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

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

Compliance

During all phases of development (pre- and post-marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on studies, refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

Other Special Regulatory Procedures

Orphan Drug Designation

The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or, if the disease or condition affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union community. In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life- threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

In the United States, Orphan Drug Designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical study costs, tax credits for certain research and user fee waivers under certain circumstances. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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
•

new requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to physicians and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare and Medicaid Services, or CMS, to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for ganaxolone from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. In addition, in November 2013, the Drug Quality and Security Act became law and establishes requirements to facilitate the tracing of prescription drug products through the pharmaceutical supply distribution chain. This law includes a number of new requirements that will be implemented over time and will require us to devote additional resources to satisfy these requirements. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical studies and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $28.4 million, 12.4 million and $22.0 million in 2018, 2017 and 2016, respectively.

Employees

As of December 31, 2018, we had 28 full-time employees and one part time employee. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions.

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

We commenced operations in 2003 and our operations to date have been limited to conducting product development activities for ganaxolone and performing research and development with respect to our clinical and preclinical programs. In addition, as a clinical stage pharmaceutical company, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval to commercialize any of our product candidates. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products.

We have incurred significant operating losses since our inception, including a net loss of $36.7 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $181.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

To date, we have no products approved for commercial sale and have not generated any revenue from sales of any of our product candidates, and we do not know when, or if, we will generate revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize ganaxolone or other product candidates that we may develop, in-license or acquire in the future. Even if we obtain regulatory approval for ganaxolone, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales from ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

•

successfully complete development activities, including enrollment of study participants, completion of the necessary clinical studies and attainment of clinical study results that will support regulatory approvals;

•	complete and submit NDAs to the FDA and obtain regulatory approval for indications for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
•	make or have made commercial quantities of our products at acceptable cost levels;

•	develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves in the markets in which we choose to commercialize on our own;
•	find suitable partners to help us market, sell and distribute our approved products in other markets; and
•	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers.

In addition, because of the numerous risks and uncertainties associated with product development, including that ganaxolone may not advance through development or achieve the endpoints of applicable clinical studies, we are unable to predict the timing or amount of increased expenses, or if or when we will be able to achieve or maintain profitability. Even if we are able to complete the development and regulatory process for ganaxolone, we anticipate incurring significant costs associated with commercializing ganaxolone.

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

We believe that our cash, cash equivalents and investments as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

•	initiation, progress, timing, costs and results of preclinical studies and clinical studies, including patient enrollment in such studies, for ganaxolone or any other future product candidates;
•	clinical development plans we establish for ganaxolone and any other future product candidates;
•	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;
•	number and characteristics of product candidates that we discover or in-license and develop;
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

Risks Related to Our Business and Development of Our Product

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is currently undergoing four clinical studies and will require significant capital resources and years of additional clinical development effort.

We do not have any products that have gained regulatory approval. Currently, our only clinical stage product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical studies, generally including two adequate and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

Because the results of preclinical studies or earlier clinical studies are not necessarily predictive of future results, ganaxolone may not have favorable results in later preclinical studies or clinical studies or receive regulatory approval.

Success in preclinical studies and early clinical studies does not ensure that later studies will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in preclinical studies and clinical studies, even after seeing promising results in earlier studies and studies. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 study in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistically significant separation in a Phase 3 study for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in postpartum depression, refractory status epilepticus, and pediatric orphan epilepsy indications. We do not know whether the clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical studies underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted.

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

Clinical testing is expensive, can take many years to complete, and is inherently uncertain as to outcome. Failure can occur at any time during the clinical study process.

We may experience delays in our ongoing or future clinical studies and we do not know whether planned clinical studies will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical studies of ganaxolone on clinical hold now or in the future. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a study design that we are able to execute;
•	delay or failure in obtaining authorization to commence a study or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;
•

delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

•

delay or failure in obtaining institutional review board (IRB) approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical study at each site;

•	withdrawal of clinical study sites from our clinical studies as a result of changing standards of care or the ineligibility of a site to participate in our clinical studies;
•	delay or failure in recruiting and enrolling suitable study subjects to participate in a study;
•	delay or failure in study subjects completing a study or returning for post-treatment follow-up;
•	clinical sites and investigators deviating from a study protocol, failing to conduct the study in accordance with regulatory requirements, or dropping out of a study;
•

inability to identify and maintain a sufficient number of study sites, many of which may already be engaged in other clinical study programs, including some that may be for competing product candidates with the same indication;

•	failure of our third-party clinical study managers to satisfy their contractual duties or meet expected deadlines;
•	delay or failure in adding new clinical study sites;
•	ambiguous or negative interim results or results that are inconsistent with earlier results;
•

feedback from the FDA, IRBs, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical studies, that might require modification to the protocol for the study;

•

decision by the FDA, an IRB, a comparable foreign regulatory authority, or us, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical studies at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or adverse events;
•	failure of a product candidate to demonstrate any benefit;

•	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical studies that meet internal and regulatory standards;
•

lack of adequate funding to continue the clinical study, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies or increased expenses associated with the services of our CROs and other third parties;

•	political developments that affect our ability to develop and obtain approval for ganaxolone, or license rights to develop and obtain approval for ganaxolone, in a foreign country; or
•	changes in governmental regulations or administrative actions.

Study subject enrollment, a significant factor in the timing of clinical studies, is affected by many factors including the size and nature of the subject population, the proximity of subjects to clinical sites, the eligibility criteria for the study, the design of the clinical study, ability to obtain and maintain subject consents, risk that enrolled subjects will drop out before completion, competing clinical studies and clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved or product candidates that may be studied in competing clinical studies for the indications we are investigating.  Some of our clinical studies are directed at small patient populations.  Patient enrollment in these studies could be particularly challenging.  In the past, we have experienced delays in enrolling patients in studies directed at small patient populations. We rely on CROs and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

If we experience delays in the completion of any clinical study of ganaxolone, the commercial prospects of ganaxolone may be harmed, and our ability to generate product revenue from ganaxolone, if approved, will be delayed. In addition, any delays in completing our clinical studies will increase our costs, slow down our development and approval process for ganaxolone and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that could cause a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of ganaxolone.

Ganaxolone may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by ganaxolone could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Although ganaxolone has generally been well tolerated by subjects in our earlier-stage clinical studies, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the Central Nervous System (CNS) were categorized as severe as compared to side effects of other body systems.

If these side effects are reported in future clinical studies, or if other safety or toxicity issues are reported in our future clinical studies, we may not receive approval to market ganaxolone, which could prevent us from ever generating revenue or achieving profitability. Furthermore, although we are currently developing ganaxolone for three indications, negative safety findings in any one indication could force us to delay or discontinue development in other indications. Results of our clinical studies could reveal an unacceptably high severity and prevalence of side effects. In such an event, our clinical studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of ganaxolone for any or all targeted indications. Drug-related side effects could affect study subject recruitment or the ability of enrolled subjects to complete our future clinical studies and may result in potential product liability claims.

In addition, if ganaxolone receives marketing approval, and we or others later identify undesirable side effects caused by ganaxolone, a number of potentially significant negative consequences could result, including:

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

Even if we obtain regulatory approval for ganaxolone, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, patient registry, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of ganaxolone will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of ganaxolone, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy (REMS) or similar strategy, impose significant restrictions on ganaxolone’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for ganaxolone, if it achieves marketing approval, may include restrictions on use.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices (cGMP) and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, ganaxolone or the manufacturing facilities for ganaxolone fail to comply with applicable regulatory requirements, a regulatory authority may:

•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical studies;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by, among others, the FDA, the Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. In addition, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

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

We have received orphan drug designation for treating CDD, PCDH19-RE, FXS and SE with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications or any future product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding subjects enrolled in our clinical studies. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of data relating to completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and cause us to incur significant additional costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of ganaxolone could be delayed.

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

Even if ganaxolone receives regulatory approval, it may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of ganaxolone, if we receive approval, depends on a number of factors, including the:

•	efficacy and safety of ganaxolone, or ganaxolone administered with other drugs, each as demonstrated in clinical studies and post-marketing experience;
•	clinical indications for which ganaxolone is approved;
•	acceptance by physicians and patients of ganaxolone as a safe and effective treatment;
•	potential and perceived advantages of ganaxolone over alternative treatments;
•	safety of ganaxolone seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;
•	prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	timing of market introduction of ganaxolone as well as competitive products;
•	cost of treatment in relation to alternative treatments;
•	availability of coverage and adequate reimbursement and pricing by government and private payers;
•	relative convenience and ease of administration; and
•	effectiveness of our sales and marketing efforts.

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

Specifically, there are more than 25 approved AEDs available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by Lundbeck, UCB, Eisai, and Sunovion Pharmaceuticals. In addition, there are several drugs in development for the treatment of pediatric orphan indications, including compounds being developed by GW Pharmaceuticals, Zogenix, Zynerba and Ovid Therapeutics. Sage Therapeutics is developing molecules with a similar mechanism of action as ganaxolone for the treatment of PPD.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of ganaxolone or other product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of ganaxolone by us or our investigators in human clinical studies and will face an even greater risk if ganaxolone receives regulatory approval and we subsequently commercialize it. Product liability claims may be brought against us by study subjects enrolled in our clinical studies, patients, healthcare providers or others using, administering or selling ganaxolone. If we cannot successfully defend ourselves against claims that ganaxolone caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

•	decreased demand for ganaxolone;
•	termination of clinical study sites or entire study programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical study subjects;
•	significant costs to defend the related litigation;
•	substantial monetary awards to clinical study subjects or patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations;

•	the inability to commercialize ganaxolone; and
•	increased scrutiny and potential investigation by, among others, the FDA, the DOJ, the Office of Inspector General of the HHS, state attorneys general, members of Congress and the public.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize ganaxolone.

We rely on third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical studies, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical studies are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices (GLP) and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations and Good Clinical Practices (GCP), which are international requirements meant to protect the rights and health of subjects that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for ganaxolone and any future product candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of study sponsors, principal investigators and study sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP requirements. In addition, our clinical studies must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical studies and clinical studies, which would delay the regulatory approval process.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our preclinical studies and clinical studies may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize ganaxolone. As a result, our results of operations and the commercial prospects for ganaxolone would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We rely on third-party vendors and CROs for preclinical studies and clinical studies related to our drug development efforts. Switching or adding additional CROs would involve additional cost and requires management time and focus. Our CROs generally have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us, or research projects pursuant to such agreements, if, in the reasonable opinion of the relevant CRO, the safety of the subjects participating in our clinical studies warrants such termination. These agreements or research projects may also be terminated if we make a general assignment for the benefit of our creditors or if we are liquidated. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.

Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical studies. We have no experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing of ganaxolone could be delayed.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured ganaxolone ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture ganaxolone or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities would require that ganaxolone and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of ganaxolone in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of ganaxolone. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for ganaxolone previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of ganaxolone, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of ganaxolone or its key materials for an ongoing preclinical study or clinical study could considerably delay completion of our preclinical study or clinical study, product testing and potential regulatory approval of ganaxolone. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for ganaxolone, the commercial launch of ganaxolone would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of ganaxolone.

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

Our preclinical studies and clinical studies to evaluate ganaxolone in FXS patients have been conducted with the MIND Institute at the University of California, Davis which receives funding from the United States Department of Defense (DoD) for such studies and studies. In addition, our preclinical studies and clinical studies to evaluate ganaxolone in patients suffering from posttraumatic stress disorder (PTSD) have been primarily conducted by the United States Department of Veterans Affairs, which also receives funding from the DoD. Programs funded by the United States government and its agencies, including the DoD, include provisions that confer on the government substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

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

While ganaxolone is in preclinical studies and clinical studies, we believe that the use of ganaxolone in these preclinical studies and clinical studies falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As ganaxolone progresses toward commercialization, the possibility of a patent infringement claim against us increases. While ganaxolone itself is off patent, we attempt to ensure that our solid and liquid nanoparticulate formulation of ganaxolone and the methods we employ to manufacture ganaxolone do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on ganaxolone and any future product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries, particularly those relating to pharmaceuticals, do not protect intellectual property rights to the same extent as federal and state laws in the United States.  For example, novel formulations and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of our patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as ganaxolone, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical studies by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As of December 31, 2018, we had one part-time and 28 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical studies effectively;
•	identifying, recruiting, maintaining, motivating and integrating additional employees;
•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•	improving our managerial, development, operational and finance systems; and
•	expanding our facilities.

As our operations expand, we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize ganaxolone, if approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical studies effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with

FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees (Code of Conduct) but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	results of clinical studies of ganaxolone or product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	other events or factors, many of which are beyond our control.

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 34.2% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2018 we had outstanding a total of 52,519,013 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of December 31, 2018, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive

Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan, as Amended, was 1,302,703 as of December 31, 2018.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices occupy approximately 8,500 square feet of leased office space in Radnor, Pennsylvania pursuant to a lease agreement that expires in 2021.  In December 2018, we entered into an amendment to this lease agreement for office space of approximately 22,500, to commence on or around April 1, 2019, replacing our current leased office space.  We believe that our new facilities are suitable and adequate to meet our current needs.  We may add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Holders of Record

As of March 8, 2019 there were approximately 33 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Stock Performance Graph

The following graph compares the annual percentage change in the cumulative total shareholder return on the Company’s common stock with the cumulative total return of (i) the NASDAQ Composite Total Return Index and (ii) the NASDAQ US Benchmark Pharmaceuticals Index. The comparison assumes $100 was invested on July 31, 2014 (the first day the Company’s stock was traded on the NASDAQ Global Market) in the Company’s common stock and in each of the following indices, and assumes the reinvestment of dividends.

	7/31/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018

Marinus Pharmaceuticals	$100	$132.13	$95.50	$12.63	$102.00	$35.88
NASDAQ Composite Total Return Index	$100	$108.96	$116.54	$126.88	$164.48	$159.81
NASDAQ US Benchmark Pharmaceuticals Index	$100	$111.80	$117.87	$116.59	$139.75	$149.93

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The information below was derived from the audited Consolidated Financial Statements included within this report and in previous annual reports we filed with the SEC. This information should be read together with those Consolidated Financial Statements and the notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Operating expenses:
Research and development (1)	$28,394	$12,376	$22,005	$18,916	$8,690
General and administrative (2)	8,785	6,667	6,237	5,516	3,230
Loss from operations	(37,179)	(19,043)	(28,242)	(24,432)	(11,920)
Other income (expense), net (3)	453	145	(401)	(418)	1,087
Net loss	$(36,726)	$(18,898)	$(28,643)	$(24,850)	$(10,833)
Cumulative preferred stock dividends (4)	—	—	—	—	(2,545)
Net loss available to common stockholders	$(36,726)	$(18,898)	$(28,643)	$(24,850)	$(13,378)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.90)	$(0.80)	$(1.47)	$(1.67)	$(2.17)
Basic and diluted weighted average shares outstanding	40,895,406	23,540,748	19,498,143	14,919,783	6,152,669

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:	(in thousands)
Cash, cash equivalents and investments (5)	$72,725	$53,392	$30,100	$57,684	$49,720
Total assets	75,234	60,672	31,447	59,648	50,213
Current portion of notes payable (6)	—	—	3,500	2,128	—
Notes payable (6)	—	—	1,743	5,236	7,000
Total stockholders’ equity (deficit)	68,325	58,008	21,479	46,921	41,154

(1)

Research and development expenses increased from 2014 to 2015 due to the then-increasing activity related to our clinical study with ganaxolone in focal-onset seizures.  This study was discontinued in June 2016.  During 2016, research and development expenses increased due to preclinical activities and drug development and manufacturing with respect to our IV formulation, offset by reductions in clinical study expenses related to the discontinuation of our study in focal-onset seizures.

(2)	General and administrative expenses increase from 2014 to 2015 and to 2016 due to scaling up of our operations as a then newly-public company and increases in noncash stock based compensation expense.
(3)

Other income in 2014 was primarily due to a $1.2 million favorable change in the fair value of existing warrants.  These warrants were converted to common stock upon our initial public offering in July 2014.  Other expense in 2015 and 2016 was due to outstanding term loans which were paid in full in 2017.

(4)

Cumulative preferred stock dividends represented dividends payable upon a liquidation or deemed liquidation in connection with our Series B and C convertible preferred stock.  Effective upon the closing of our initial public offering, all outstanding shares of preferred stock converted into common stock during the third quarter of 2014.

(5)

Our cash, cash equivalents and investments balance fluctuate based on operating expenses offset by capital raises.  We completed our initial public offering in 2014, followed by three secondary public offerings each in 2015, 2017 and 2018.

(6)	In 2014 we borrowed an aggregate of $7 million in term loans. In 2017 we paid off the remaining balance.

Additional information required by Item 6 is included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA being developed in three different dose forms: intravenous (IV), oral capsule and oral liquid. The multiple dose forms are intended to maximize the therapeutic range of ganaxolone for adult and pediatric patient populations, in acute and chronic care, and both in-patient and self-administered settings. Ganaxolone exhibits anti-seizure, anti-depression and anti-anxiety actions via its effects on synaptic and extrasynaptic GABAA receptors.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical testing and clinical studies, and raising capital. We have funded our operations primarily through sales of equity and debt securities. At December 31, 2018, we had cash, cash equivalents and investment balances of $72.7 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $36.7 million for the year ended December 31, 2018.  Our accumulated deficit as of December 31, 2018 was $181.5 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•	conduct later stage clinical studies in targeted indications, which could include CDD, PPD, SE, PCDH19-RE, LGS, FXS and other indications;
•	continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;
•	conduct other preclinical and clinical studies to support the filing of New Drug Applications (NDAs) with the Food and Drug Administration (FDA) and other regulatory agencies in other countries;
•	acquire the rights to other product candidates and fund their development;
•	maintain, expand and protect our global intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash, cash equivalents and investments as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2021. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of ganaxolone, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with Clinical Research Organizations (CROs) and investigative sites that conduct our clinical studies and preclinical studies;
•	the cost of acquiring, developing and manufacturing clinical study materials;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
•	costs associated with preclinical activities and regulatory operations.

We expense research and development costs when we incur them. We record costs for some development activities, such as clinical studies, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us.

We will incur substantial costs beyond our present and planned clinical studies in order to file an NDA and Supplemental New Drug Applications (sNDAs) for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further studies and studies will depend in large part on the outcome of preceding studies and studies and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical studies and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical studies and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical studies and preclinical studies, uncertainties in clinical study enrollment rate and significant and changing government regulation.

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

We expect that our general and administrative expenses will increase in the future as a result of employee hiring and our scaling operations commensurate with supporting more advanced clinical studies and in preparation for commercial infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, outside consultants, legal counsel and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent and investment balances.

Interest Expense

Interest expense is attributable to interest expense associated with our credit facility entered into in April 2014, as amended, which was paid in full and closed in July 2017.

Results of Operations

Research and Development Expenses

The primary drivers of our research and development expenditures are currently in our programs in CDD, PPD, and RSE.  We have initiated a Phase 3 study in CDD and Phase 2 studies each in PPD and RSE.  The following table shows our research and development expenses incurred with respect to each active program, in thousands:

	Year Ended
	December 31,
	2018	2017	2016
CDKL5 disorder (1)	$2,942	$389	$—
Postpartum depression (2)	7,891	2,291	65
Refractory status epilepticus (3)	681	637	1,425
Other indications (4)	1,089	604	791
General supportive studies (5)	6,693	2,440	7,024
Indirect research and development (6)	9,096	4,889	5,030
Focal onset seizures (7)	2	1,126	7,670
Total	$28,394	$12,376	$22,005

(1)	The increases in each year were due primarily to the startup activities in 2017 and initiation of our Phase 3 study in 2018.
(2)

The increase for the year ended December 31, 2018 compared to 2017 was due primarily to increased patient enrollment after the Magnolia study initiated in the second quarter of 2017, and the expansion of our Amaryllis Phase 2 study to include our oral formulation of ganaxolone.  The increase for the year ended December 31, 2017 compared to 2016 was due primarily to the startup activities in 2016 and eventual initiation of our Phase 2 studies in 2017.

(3)

The decrease for the year ended December 31, 2017 compared to 2016 was due to our Phase 1 healthy volunteers study of our IV formulation during 2016, while our Phase 2 study in RSE did not commence until late 2017.

(4)	Other indications represent costs of exploratory studies in various other indications where we may consider developing ganaxolone in the future.
(5)

General supportive studies include preclinical and manufacturing activities in support of all formulations and indications for ganaxolone.  The increase for the year ended December 31, 2018 compared to 2017 was due primarily to further the advancement of ganaxolone in clinical studies to support a future NDA.  The decrease for the year ended December 31, 2017 compared to 2016 was due primarily to the completion of significant drug manufacturing activities in 2016.

(6)

Indirect research and development expenses in support of all our programs increase and decrease each year commensurate with the overall increase or decrease in preclinical, clinical, and manufacturing activities.

(7)	We discontinued further development in our focal onset seizure program in 2016. Costs incurred with respect to this program in 2017 represent residual costs to wind down a completed Phase 3 study.

General and Administrative Expenses

General and administrative expenses increased $2.1 million and $0.4 million for the year ended December 31, 2018 compared to 2017 and the year ended December 31, 2017 compared to 2016, respectively. The increase in both periods was primarily due to an increase in noncash stock-based compensation expense.

Cash Flows

Operating Activities.    Cash used in operating activities increased to $27.8 million for the year ended December 31, 2018 compared to $18.8 million for the same period a year ago. The increase was driven primarily by a $17.5 million increase in net loss offset by a $1.9 million increase in stock-based compensation and increase of $6.4 million in the change in accounts payable and accrued liabilities.  The increase in the change in accounts payable and accrued liabilities was due to increased research and development activities in support of our ongoing clinical programs and preclinical supportive studies.

Cash used in operating activities decreased to $18.8 million for the year ended December 31, 2017 compared to $24.8 million for the same period a year ago. The decrease was driven primarily by a decrease in our net loss of $9.7 million, partially offset by a decrease in the change in operating assets and liabilities of $3.7 million.  The net decrease in the change in operating assets and liabilities was primarily due to upfront payments for planned clinical studies in our IV program, payment of corporate insurance premiums and the timing of payment obligations related to our drug supply in 2016.

Investing Activities.  Cash provided by investing activities during the year ended December 31, 2018 represents the maturities of $20.0 million of short-term investments offset by the purchase of $0.1 million in laboratory equipment and furniture.

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

Financing Activities.  Cash provided by financing activities during the year ended December 31, 2018 includes $42.3 million in net proceeds from a secondary public offering, offset by $0.2 million in repayments of short-term bank borrowings.

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

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $36.7 million for the year ended December 31, 2018.  Our cash used in operating activities was $27.8 million for year ended December 31, 2018 compared to $18.8 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt. At December 31, 2018, we had cash, cash equivalents and investment balances of $72.7 million.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical studies for ganaxolone.

We believe that our cash, cash equivalents and investments as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into 2021. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities, including securities from our Equity Distribution Agreement with JMP Securities, that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

•	the results of our preclinical studies and clinical studies;
•	the development, formulation and commercialization activities related to ganaxolone;
•	the scope, progress, results and costs of researching and developing ganaxolone or any other future product candidates, and conducting preclinical studies and clinical studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone or any other future product candidates;
•	the cost of commercialization activities if ganaxolone or any other future product candidates are approved for sale, including marketing, sales and distribution costs;
•

the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical studies and, if approved, in commercial sale;

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

Significant Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2018 (in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations(1)	$5,036	$298	$1,625	$1,631	$1,482
Total	$5,036	$298	$1,625	$1,631	$1,482

(1)	Represents commitments for future minimum lease payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

We base this management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments, including those related to warrant liabilities, stock-based compensation and accrued clinical study expenses on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. You should consider your evaluation of our financial condition and results of operations with these policies, judgments and estimates in mind.

While we describe our significant accounting policies in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates we use in the preparation of our financial statements.

Clinical Study Expenses

As part of the process of preparing our financial statements, we are required to estimate our clinical study expenses. Our clinical study accrual process seeks to account for expenses resulting from our obligations under contracts with vendors, consultants and CROs and clinical site agreements in connection with conducting clinical studies. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical study expenses in our financial statements by matching the appropriate expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the study as measured by subject progression and the timing of various aspects of the study.

We determine accrual estimates based on estimates of the services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of completion of studies. During the course of a clinical study, we adjust our clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses and prepaid assets as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Our clinical study accrual and prepaid assets are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts we actually incur, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of- hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material effect on our financial statements. We currently believe the most significant effects relate to (1) the recognition of new right of use (ROU) assets and lease liabilities on our balance sheet for our real estate operating leases and (2) providing significant new disclosures about our leasing activities.  During the first fiscal quarter of adoption, we currently expect to recognize additional operating liabilities of approximately $3.4 million, with corresponding ROU assets of approximately $2.5 million, based on the present value of the remaining minimum rental payments and other adjustments required by Topic 842 for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which amends the guidance in Accounting Standards Codification (ASC) 230 on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017, with early adoption permitted.  We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which superseded ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees.  As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-base payment arrangements.  We early-adopted this guidance effective January 1, 2018.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investment balances of $72.7 million at December 31, 2018, consisting of funds in cash, money market accounts and U.S. Treasury securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on the assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the SEC.

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the SEC.

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
10.17

First Amendment to Lease agreement dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. amending Lease agreement dated as of October 14, 2014 between Radnor Center Associates and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on January 4, 2016.)

10.18

Equity Distribution Agreement dated as of October 31, 2017 between the Company and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form 10-Q quarterly report filed on October 31, 2017.)

10.19

License Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 6, 2017.)

10.20

Supply Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.2 to Form 8-K current report filed on April 6, 2017.)

10.21

Second Amendment to Lease agreement dated as of December 7, 2018 between Radnor Properties-SDC, L.P., Radnor Center Associates and Marinus Pharmaceuticals, Inc, amending Lease agreement, as amended, dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on December 7, 2018.)

10.22+	Employment Agreement dated as of February 26, 2019 between the Company and Scott Braunstein (Filed herewith).
21	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of KPMG LLP. (Filed herewith)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Taxonomy
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Marinus Pharmaceuticals, Inc.

Date:	March 12, 2019	By:	/s/ Christopher M. Cashman
Christopher M. Cashman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Christopher M. Cashman	President, Chief Executive Officer	March 12, 2019
Christopher M. Cashman	(Principal Executive Officer) and Chairman

/s/ Edward F. Smith	Vice President, Chief Financial Officer,	March 12, 2019
Edward F. Smith	Secretary and Treasurer (Principal Finance
and Accounting Officer)

/s/ Scott Braunstein	Executive Chairman and Director	March 12, 2019
Scott Braunstein

/s/ Enrique J. Carrazana	Director	March 12, 2019
Enrique J. Carrazana, M.D.

/s/ Michael R. Dougherty	Director	March 12, 2019
Michael R. Dougherty

/s/ Seth H.Z. Fischer	Director	March 12, 2019
Seth H.Z. Fischer

/s/ Tim M. Mayleben	Director	March 12, 2019
Tim M. Mayleben

/s/ Nicole Vitullo	Director	March 12, 2019
Nicole Vitullo

CONSOLIDATED FINANCIAL STATEMENTS

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
Marinus Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marinus Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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
March 12, 2019

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$67,727	$33,531
Short-term investments	4,998	19,861
Prepaid expenses and other current assets	1,215	978
Total current assets	73,940	54,370
Property and equipment, net	1,294	1,338
Investments	—	4,964
Total assets	$75,234	$60,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,472	$927
Accrued expenses	4,437	1,617
Total current liabilities	6,909	2,544
Other long-term liabilities	—	120
Total liabilities	6,909	2,664
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,548,244 issued and 52,519,013 outstanding at December 31, 2018 and 40,549,936 issued and 40,520,705 outstanding at December 31, 2017	53	41
Additional paid-in capital	249,727	202,790
Treasury stock at cost, 29,231 shares at December 31, 2018 and December 31, 2017	—	—
Accumulated other comprehensive loss	(2)	(96)
Accumulated deficit	(181,453)	(144,727)
Total stockholders’ equity	68,325	58,008
Total liabilities and stockholders’ equity	$75,234	$60,672

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016

Expenses:
Research and development	$28,394	$12,376	$22,005
General and administrative	8,785	6,667	6,237
Loss from operations	(37,179)	(19,043)	(28,242)
Interest income	454	324	128
Interest expense	—	(159)	(464)
Other expense	(1)	(20)	(65)
Net loss	$(36,726)	$(18,898)	$(28,643)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.90)	$(0.80)	$(1.47)
Basic and diluted weighted average shares outstanding	40,895,406	23,540,748	19,498,143

Net loss	$(36,726)	$(18,898)	$(28,643)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	94	(96)	—
Total comprehensive loss	$(36,632)	$(18,994)	$(28,643)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid‑in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, December 31, 2015	19,420,086	$19	$144,088	29,231	$—	$—	$(97,186)	$46,921
Stock‑based compensation expense	—	—	3,077	—	—	—	—	3,077
Exercise of stock options	118,365	1	123	—	—	—	—	124
Issuance of restricted stock	195,900	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(28,643)	(28,643)
Balance, December 31, 2016	19,734,351	20	147,288	29,231	—	—	(125,829)	21,479
Stock‑based compensation expense	—	—	2,880	—	—	—	—	2,880
Issuance of common stock under equity distribution agreement, net of expenses of $380 (Note 8)	9,768,142	10	14,843	—	—	—	—	14,853
Issuance of common stock in connection with secondary public offering ($3.75 per share), net of expenses of $2,555	10,733,334	10	37,684	—	—	—	—	37,694
Exercise of stock options	90,509	1	95	—	—	—	—	96
Issuance of restricted stock	223,600	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(18,898)	(18,898)
Unrealized loss on investments	—	—	—	—	—	(96)	—	(96)
Balance, December 31, 2017	40,549,936	41	202,790	29,231	—	(96)	(144,727)	58,008
Stock‑based compensation expense	—	—	4,788	—	—	—	—	4,788
Issuance of common stock in connection with secondary public offering ($3.75 per share), net of expenses of $2,853	12,000,000	12	42,135	—	—	—	—	42,147
Exercise of stock options	12,308	—	14	—	—	—	—	14
Forfeiture of restricted stock	(14,000)	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	—	(36,726)	(36,726)
Balance, December 31, 2018	52,548,244	$53	$249,727	29,231	$—	$(2)	$(181,453)	$68,325

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities
Net loss	$(36,726)	$(18,898)	$(28,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127	126	23
Stock-based compensation expense	4,788	2,880	3,077
Amortization of debt issuance costs	—	4	7
Amortization of discount on investments	(79)	(28)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(237)	(779)	1,396
Accounts payable and accrued expenses	4,285	(2,121)	(629)
Net cash used in operating activities	(27,842)	(18,816)	(24,769)
Cash flows from investing activities
Purchases of investments	—	(24,892)	(2,434)
Maturities of short-term investments	20,000	3,922	4,474
Purchases of property and equipment	(83)	(450)	(644)
Net cash provided by (used in) investing activities	19,917	(21,420)	1,396
Cash flows from financing activities
Proceeds from exercise of stock options	14	96	124
Principal payments of notes payable	—	(5,247)	(2,128)
Proceeds from equity offerings, net of offering costs	42,300	52,547	(167)
Proceeds from short-term bank borrowings	—	193	—
Repayments of short-term bank borrowings	(193)	—	—
Net cash provided by (used in) financing activities	42,121	47,589	(2,171)
Net increase (decrease) in cash and cash equivalents	34,196	7,353	(25,544)
Cash and cash equivalents—beginning of year	33,531	26,178	51,722
Cash and cash equivalents—end of year	$67,727	$33,531	$26,178
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$184	$460
Accrued equity offering costs	$153	$—	$—
Property and equipment in accounts payable	$—	$—	$134

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of the GABAA receptor being developed in three different dose forms (intravenous, oral capsule and oral liquid) intended to maximize therapeutic reach to adult and pediatric patient populations in acute and chronic care, in-patient and self-administered settings. The GABAA receptor is a well‑characterized target in the brain known for both anti‑seizure, anti-depression and anti‑anxiety effects.  Our primary focus to date has been directed towards developing business strategies, conducting research and development activities, and conducting preclinical testing and human clinical studies for our product candidate.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of December 31, 2018 was $181.5 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the fourth quarter of 2018, we issued a total of 12,000,000 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of $42.1 million.  In connection with the closing of a secondary public offering during the third quarter of 2017, we issued a total of 10,733,334 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of $37.7 million.

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

Fair Value of Financial Instruments and Credit Risk

At December 31, 2018 and 2017, our financial instruments included cash equivalents, U.S. Treasury securities, accounts payable and accrued expenses. The carrying amount of cash equivalents, certificates of deposit, accounts payable and accrued expenses approximated fair value, given their short-term nature. The carrying amount of U.S. Treasury securities is recorded at amortized cost based on the current market price of each security at the measurement date.  The

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amount of our notes payable approximate fair value because the interest rates on these instruments are reflective of rates that we could obtain on debt with similar terms and conditions.

Cash equivalents and U.S. Treasury securities subject us to concentrations of credit risk. However, we invest our cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government, certain Securities and Exchange Commission (SEC)-registered money market funds that invest only in U.S. government obligations and various other low-risk liquid investment options, and places restrictions on portfolio maturity terms.

Cash and Cash Equivalents

We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2018 and 2017, we invested a portion of our cash balances in money market investments, which we have included as cash equivalents on our balance sheets.

Investments

As of December 31, 2018, our investments consisted of U.S. Treasury securities and are classified as available-for-sale and are recorded at amortized cost with unrealized gains and losses recorded in accumulated other comprehensive loss, as a separate component of stockholders’ equity.  Interest income includes interest and dividends, realized gains and losses on sales of securities and other-than-temporary impairment (OTTI) declines in the fair value of securities, if any.  U.S. Treasury securities with maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term investments on our balance sheet.

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

Property and Equipment

Property and equipment consist of laboratory and office equipment and are recorded at cost. Property and equipment are depreciated on a straight‑line basis over their estimated useful lives. We estimate a life of three years for computer equipment, including software, five years for office equipment and furniture, and five to fifteen years for

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

laboratory equipment. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses.

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

Research and Development

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical studies, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, monitoring visits, clinical site activations, or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2018 and 2017, we have concluded that a full valuation allowance is necessary for our net deferred tax assets. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Basic and diluted net loss per share of common stock:
Net loss	$(36,726)	$(18,898)	$(28,643)
Weighted average shares of common stock outstanding	40,895,406	23,540,748	19,498,143
Net loss per share of common stock—basic and diluted	$(0.90)	$(0.80)	$(1.47)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2018	2017
Restricted stock	105,200	239,800
Stock options	4,951,409	3,754,320
	5,056,609	3,994,120

As of December 31, 2018, 2017 and 2016, we had no other potentially dilutive securities.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. As of December 31, 2018 and 2017, comprehensive loss includes net loss and unrealized gain or loss on available-for-sale securities.

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

Stock‑Based Compensation

We account for stock‑based compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock‑based awards in the statements of operations. For stock options issued to employees, non-employees and members of our board of directors for their services on our board of directors, we estimate the grant‑date fair value of options using the Black‑Scholes option pricing model. The use of the Black‑Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For restricted stock awards, the grant date fair value is determined by the closing market price of our common stock on the date of grant. For awards subject to time‑based vesting, we recognize stock‑based compensation expense, on a straight‑line basis over the requisite service period, which is generally the vesting term of the award. For awards subject to performance‑based vesting conditions, we recognize stock‑based compensation expense when it is probable that the performance condition will be achieved.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Clinical Study Expenses

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical studies. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate study expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the study as measured by patient progression and the timing of various aspects of the study. We determine accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of studies. During the course of a clinical study, we adjust our clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical study accruals are dependent upon the timely and accurate reporting of contract research organizations and other third‑party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2018, 2017 and 2016 there were no material adjustments to our prior period estimates of accrued expenses for clinical studies.

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

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of- hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect that this standard will have a material effect on our financial statements. We currently believe the most significant effects relate to (1) the recognition of new right of use (ROU) assets and lease liabilities on our balance sheet for our real estate operating leases and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities.  During the first fiscal quarter of adoption, we currently expect to recognize additional operating liabilities of approximately $3.4 million, with corresponding ROU assets of approximately $2.5 million, based on the present value of the remaining minimum rental payments and other adjustments required by Topic 842 for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which amends the guidance in Accounting Standards Codification (ASC) 230 on the classification of certain cash receipts and payments in the statement of cash flows.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  The guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017, with early adoption permitted.  We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which superseded ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees.  As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-base payment arrangements.  We early-adopted this guidance effective January 1, 2018.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.  The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of December 31, 2018 or 2017.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets
Money market funds (cash equivalents)	$14,049	$—	$—	$14,049
U.S. Treasury securities	—	4,998	—	4,998
Total assets	$14,049	$4,998	$—	$19,047
December 31, 2017
Assets
Money market funds (cash equivalents)	$33,531	$—	$—	$33,531
U.S. Treasury securities	—	24,825	—	24,825
Total assets	$33,531	$24,825	$—	$58,356

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$1,756	$1,684
Office equipment	148	139
	1,904	1,823
Less: accumulated depreciation	(610)	(484)
	$1,294	$1,338

Depreciation expense was $127 thousand, $126 thousand,  and $23 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Payroll and related costs	$1,364	$1,323
Clinical studies and drug development	2,781	156
Professional fees	204	113
Other	88	25
Total accrued expenses	$4,437	$1,617

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

7. Investments

As of December 31, 2018 and 2017, our investments consisted of U.S. Treasury securities, maturing at various dates through January 2019.  Investments are classified as short- or long-term investments on our consolidated balance sheets based on maturity.  U.S. Treasury securities are classified as available-for-sale and are recorded at amortized cost.

As of December 31, 2018, our one U.S. Treasury security was in an unrealized loss position.  While this security has been in an unrealized loss position for more than 12 months, the security matured in January 2019 and we recovered the full amortized cost basis.  Accordingly, we believe that there was no other-than-temporary impairment as of December 31, 2018.  Total amortized cost and fair value each were $5.0 million as of December 31, 2018, with an unrealized loss of $1 thousand.  Total amortized cost and fair value were $24.9 million and $24.8 million as of December 31, 2017, respectively, with a combined unrealized loss of $96 thousand.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of December 31, 2018, 362,112 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  As of December 31, 2018, 4,278,297 options to purchase shares of common stock and 105,200 restricted shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 1,302,703 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  In accordance with the 2014 Plan, on January 1, 2018, shares of common stock available for future grants under the 2014 plan was increased to 3,302,703.

In addition, during the year ended December 31, 2018, we granted 311,000 options to purchase shares of common stock outside of our 2014 Plan as inducements material to new employees entering into employment agreements with us pursuant to NASDAQ Listing Rule 5635(c)(4).  The amount, terms of grants, and exercisability provisions of these grants are determined and set by our board of directors, and are largely consistent with the terms and exercisability provisions of grants under our 2014 Plan.

Stock Options

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$1,712	$724	$980
General and administrative	2,995	1,697	1,975
Total	$4,707	$2,421	$2,955

Options issued under both the 2005 Plan and 2014 Plan and the inducement grants may have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occurs over a period of not greater than four years. A summary of activity for the years ended December 31, 2018, 2017 and 2016 is presented below (in thousands, except share and per share amounts):

		Weighted‑
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding—December 31, 2015	1,799,226	$7.74
Granted	603,975	2.42
Exercised	(118,365)	1.04
Forfeited	(45,792)	12.08
Outstanding—December 31, 2016	2,239,044	6.57
Granted	1,884,800	4.02
Exercised	(98,402)	1.46
Forfeited	(141,358)	7.09
Expired	(129,764)	11.75
Outstanding—December 31, 2017	3,754,320	5.22
Granted	1,372,000	6.60
Exercised	(12,308)	1.18
Forfeited	(162,603)	5.00
Outstanding—December 31, 2018	4,951,409	$5.62	$2,429

Exercisable—December 31, 2018	2,894,726	$5.69	$1,836
Exercisable and expected to vest—December 31, 2018	4,951,409	$5.62	$2,429

Included in the 2017 exercised shares above are options that were net shares settled for an exercise price of $49 thousand (7,893 shares).

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2018 is 7.9 and 7.1 years, respectively.

Intrinsic value in the table above was determined by calculating the difference between the market value of our common stock on the last trading day of 2018 of $2.87 per share and the exercise price, multiplied by the number of in-the-money options.

The weighted‑average grant date fair value of options granted was $5.51, $2.67 and $1.60 per share in 2018, 2017 and 2016, respectively, and was estimated at the date of grant using the Black‑Scholes option‑pricing model with the following ranges of weighted‑average assumptions:

	2018				2017				2016
Expected stock price volatility	106.64	-	113.19%		74.45	-	83.29%		74.69	-	87.67%
Expected term of options	5.2	-	6.1	years	5.3	-	6.1	years	5.2	-	6.1	years
Risk‑free interest rate	2.32	-	3.1%		1.78	-	2.18%		1.07	-	1.86%
Expected annual dividend yield			0%				0%				0%

The weighted‑average valuation assumptions were determined as follows:

•

Expected stock price volatility: As of December 31, 2018, the expected volatility is based on historical volatility of our stock price.  As of December 31, 2017 and 2016, the expected volatility was based on

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical volatilities of similar entities within our industry which were commensurate with our expected term assumption as described in the SEC’s Staff Accounting Bulletin, or SAB, No. 107.
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

As of December 31, 2018, there was $8.1 million of total unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over the next four years as follows, in thousands:

2019	$3,413
2020	3,144
2021	1,161
2022	372
$8,090

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No restricted shares of common stock were issued during fiscal year 2018.  A summary of activity for the years ended December 31, 2018, 2017 and 2016 is presented below (in thousands, except share and per share amounts):

		Weighted‑average
		Grant Date
	Shares	Fair Value per Share
Outstanding—December 31, 2015	—	$—
Granted	196,275	1.51
Forfeited	(375)	1.50
Outstanding—December 31, 2016	195,900	1.51
Granted	245,200	1.26
Vested	(179,700)	1.12
Forfeited	(21,600)	0.17
Outstanding—December 31, 2017	239,800	1.21
Vested	(120,600)	1.21
Forfeited	(14,000)	1.21
Outstanding—December 31, 2018	105,200	$1.21

Expected to vest—December 31, 2018	105,200	$1.21

As of December 31, 2018, there was $0.1 million of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted average service period of 0.58 years.

Total compensation cost recognized for all restricted stock awards in the statements of operations for the year ended December 31, 2018 is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Research and development	$19	$125
General and administrative	62	334
Total	$81	$459

Equity Distribution Agreement

In August 2015, we entered into an Equity Distribution Agreement (2015 EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $35 million of shares of our common stock. We are not required to sell any shares at any time during the term of the EDA.  This agreement expired in August 2018.  In October 2017, we also entered into an Equity Distribution Agreement (2017 EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock

The 2017 EDA will terminate upon the earliest of: (1) the sale of all shares subject to the EDA, (2) October 31, 2020 or (3) the termination of the 2017 EDA in accordance with its terms.  Either party may terminate the 2017 EDA at any time upon written notification to the other party in accordance with the 2017 EDA, and upon such notification, the offering will terminate.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We agreed to pay JMP a commission of up to 3.0% of the gross sales price of any shares sold pursuant to either the 2017 EDA or 2015 EDA. With the exception of expenses related to the shares, JMP will be responsible for all of its own costs and expenses incurred in connection with the offering.

We did not issue any shares pursuant to the 2017 EDA or 2015 EDA during the year ended December 31, 2018.  During the year ended December 31, 2017, we issued 9,768,142 shares of our common stock pursuant to the 2015 EDA for aggregate net proceeds to us of $14.9 million.  As of December 31, 2018, $50.0 million remained available under the 2017 EDA.

9. Commitments and Contingencies

Leases

In December 2015, we entered into a First Amendment to a previous lease agreement (Amended Lease) to lease approximately 8,500 rentable square feet of office space in Radnor, Pennsylvania.  This amended an existing lease agreement to replace leased premises of approximately 4,000 rentable square feet of office space, and we commenced leasing the larger office space in April 2016.  Rent payments under the Amended Lease commenced June 1, 2016, with payment amounts escalating each April 1 thereafter through the end of the 62-month lease term.  In December 2018, we entered into a Second Amendment to this lease agreement (Second Amended Lease) to lease approximately 22,500 rentable square feet of office space in Radnor, Pennsylvania.  This Second Amended Lease amends our existing Amended Lease agreement to replace our existing premises of approximately 8,500 rentable square feet of office space, and we are expected to commence leasing the larger office space in April 2019.  Rent payments under the Amended Lease are expected to commence October 1, 2019, with payment amounts escalating each April 1 thereafter through the end of the 78-month lease term.

In November 2018, we entered into a three-year operating lease agreement for approximately 1,000 square feet of office space in Madison, Connecticut, with no renewal options.  Rent payments under this lease commenced on November 1, 2018, and increase each November 1. Prior to that and through October 2018, we leased this same office space under a lease agreement that expired in October 2018. Rent expense under these operating leases was $0.2 million, $0.3 million and $0.3 million for the years ended 2018, 2017 and 2016, respectively. All leases are non-cancelable.

Our annual future minimum lease payments under these leases are as follows (in thousands):

Operating Lease Payments
2019	$298
2020	807
2021	819
2022	807
2023	823
Thereafter	1,482
Total minimum lease payments	$5,036

Employee Benefit Plan

We maintain a Section 401(k) retirement plan for all employees. Employees can contribute up to 50% of their eligible pay, subject to maximum amounts allowed under law. We may make discretionary profit sharing contributions, which vest over a period of four years from each employee’s commencement of employment with us. We have not made any discretionary contributions.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As consideration for this license, we paid an upfront fee which was recorded as research and development expense in 2017, and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones.  We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales. As of December 31, 2018, we have not met any additional milestones under the License Agreement and have not made any additional payments to CyDex other than the upfront fee.

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

The TCJA reduced the U.S. corporate income tax rate from 34% to 21%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the TCJA, we revalued deferred tax assets, net as of December 31, 2017.  The tax impact of revaluation of the deferred tax assets, net was $16.1 million which was wholly offset by a corresponding reduction in our valuation allowance of $16.1 million resulting in a no net impact to our income tax expense.

The TCJA provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits. The Company did not have consolidated accumulated earnings and profits attributable to it foreign subsidiaries, accordingly, the Company did not record any income tax expense related to the transition tax.

Due to the timing of the new tax law and the substantial changes it brings, the Staff of the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides registrants a measurement period to report the impact of the new US tax law. During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the TCJA.  During 2018 we finalized our analysis of the impact of TCJA and have not recorded any adjustments to our provisional estimates.

Loss before income taxes is allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. operations	$7,855	$8,347	$28,643
Foreign operations	28,871	10,551	—
Loss before income taxes	$36,726	$18,898	$28,643

As of December 31, 2018 and 2017, we had approximately $131.6 million and $128.1 million, respectively, of net operating loss (NOL) carry forwards available to offset future federal and state taxable income that will expire beginning in 2023. We also have federal research and development credit carryovers of approximately $5.7 million and state credit carryovers of which approximately $0.4 million expire beginning in 2019. In 2017, we received net proceeds of $0.4 million from the sale of state research and development credits, which was recorded as a credit to research and development expenses on our consolidated statement of operations.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. In addition, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. We have not evaluated the ownership history of our company to determine if there were any ownership changes as defined under Section 382(g) of the Code and the effects any ownership change may have had.

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2018	2017
Gross deferred tax assets:
Net operating loss carryforwards	$36,383	$35,559
Accrued expenses	52	52
Contributions	3	4
Deferred expenses	—	35
Stock‑based compensation	1,640	1,459
Research and development and other credits	6,545	5,536
Total gross deferred tax assets	$44,623	$42,645
Gross deferred tax liabilities:
Depreciation	(18)	(17)
Total gross deferred tax liabilities	(18)	(17)
Net deferred tax assets	44,605	42,628
Less: valuation allowance	(44,605)	(42,628)
Net deferred tax assets after valuation allowance	$—	$—

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2018 and 2017. The valuation allowance increased by $2.0 million and decreased by $12.9 million during the years ended December 31, 2018 and 2017, respectively.  The increase in 2018 was due primarily to our increase in net operating loss carryovers.  The decrease in 2017 was due primarily to the TCJA which reduces the federal corporate income tax rate in the United States to 21% from 34%, effective January 1, 2018.

We did not have unrecognized tax benefits as of December 31, 2018 and 2017, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in income tax expense. We did not have uncertain tax positions as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, we have not accrued interest or penalties related to any uncertain tax positions.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax expense at statutory rate	21.0%	34.0%	34.0%
Permanent items	(0.9)	(0.6)	(1.2)
State income tax, net of federal benefit	0.1	2.8	7.5
R&D tax credits	4.3	1.1	5.2
Change in federal statutory rate on deferreds	(1.1)	(85.6)	—
Foreign income tax effect	(16.5)	(19.0)	—
Other	(1.6)	(1.1)	1.6
Change in valuation allowance	(5.3)	68.4	(47.1)
Effective income tax rate	0.0%	0.0%	0.0%

For all years through December 31, 2018, we generated research and development credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

We file income tax returns in the United States, the State of Connecticut, and the Commonwealth of Pennsylvania. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2017. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2018
Research and development expenses	$3,927	$7,232	$9,148	$8,087	$28,394
General and administrative expenses	$2,187	$2,338	$2,073	$2,187	$8,785
Net loss	$(5,999)	$(9,504)	$(11,110)	$(10,113)	$(36,726)
Net loss per share, basic and diluted	$(0.15)	$(0.24)	$(0.27)	$(0.24)	$(0.90)
2017
Research and development expenses	$3,573	$2,817	$2,642	$3,344	$12,376
General and administrative expenses	$1,812	$1,691	$1,571	$1,593	$6,667
Net loss	$(5,438)	$(4,552)	$(4,170)	$(4,738)	$(18,898)
Net loss per share, basic and diluted	$(0.26)	$(0.21)	$(0.15)	$(0.12)	$(0.80)