Form 10-Q
period 2019-03-31
MARINUS PHARMACEUTICALS INC
filed 2019-05-01
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36576

MARINUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0198082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Radnor Corporate Center

100 Matsonford Rd, Suite 100

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

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐	Smaller reporting company	☐

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2019 was: 52,554,625.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$60,848	$67,727
Short-term investments	—	4,998
Prepaid expenses and other current assets	2,024	1,215
Total current assets	62,872	73,940
Property and equipment, net	2,216	1,294
Other assets	2,531	—
Total assets	$67,619	$75,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,932	$2,472
Accrued expenses	4,745	4,437
Total current liabilities	6,677	6,909
Other long-term liabilities	3,197	—
Total liabilities	9,874	6,909
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,583,856 issued and 52,554,625 outstanding at March 31, 2019 and 52,548,244 issued and 52,519,013 outstanding at December 31, 2018	53	53
Additional paid-in capital	251,628	249,727
Treasury stock at cost, 29,231 shares at March 31, 2019 and December 31, 2018	—	—
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(193,936)	(181,453)
Total stockholders’ equity	57,745	68,325
Total liabilities and stockholders’ equity	$67,619	$75,234

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Expenses:
Research and development	$8,872	$3,927
General and administrative	3,667	2,187
Loss from operations	(12,539)	(6,114)
Interest income	96	116
Other expense	(40)	(1)
Net loss	$(12,483)	$(5,999)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.24)	$(0.15)
Basic and diluted weighted average shares outstanding	52,465,207	40,373,083

Net loss	$(12,483)	$(5,999)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	2	(11)
Total comprehensive loss	$(12,481)	$(6,010)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(12,483)	$(5,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	31
Stock-based compensation expense	1,836	1,127
Loss on disposal of fixed assets	42	—
Noncash lease expense	46	—
Noncash lease liability interest	(55)	—
Amortization of discount on investments	(1)	(25)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(847)	(720)
Accounts payable and accrued expenses	(238)	(563)
Net cash used in operating activities	(11,664)	(6,149)
Cash flows from investing activities
Maturities of short-term investments	5,000	—
Deposit on property and equipment	(80)	—
Purchases of property and equipment	(52)	(8)
Net cash provided by (used in) investing activities	4,868	(8)
Cash flows from financing activities
Proceeds from exercise of stock options	65	—
Financing costs	(148)	—
Repayments of short-term bank borrowings	—	(193)
Net cash used in financing activities	(83)	(193)
Net decrease in cash and cash equivalents	(6,879)	(6,350)
Cash and cash equivalents—beginning of period	67,727	33,531
Cash and cash equivalents—end of period	$60,848	$27,181
Supplemental disclosure of cash flow information
Property and equipment in accounts payable	$48	$—
Operating lease liability	$3,357	$—
Operating right-of-use asset	$2,458	$—

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, December 31, 2018	52,548,244	$53	$249,727	29,231	$—	$(2)	$(181,453)	$68,325
Stock-based compensation expense	—	—	1,836	—	—	—	—	1,836
Exercise of stock options	55,812	—	65	—	—	—	—	65
Forfeiture of restricted stock	(20,200)	—	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(12,483)	(12,483)
Balance, March 31, 2019	52,583,856	$53	$251,628	29,231	$—	$—	$(193,936)	$57,745

Balance, December 31, 2017	40,549,936	$41	$202,790	29,231	$—	$(96)	$(144,727)	$58,008
Stock-based compensation expense	—	—	1,127	—	—	—	—	1,127
Unrealized loss on investments	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(5,999)	(5,999)
Balance, March 31, 2018	40,549,936	$41	$203,917	29,231	$—	$(107)	$(150,726)	$53,125

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA being developed in two different routes of administration: intravenous (IV) and oral formulation. The multiple dose forms are intended to maximize the therapeutic range of ganaxolone for adult and pediatric patient populations, in acute and chronic care, and both in-patient and self-administered settings. Ganaxolone exhibits anti-seizure, anti-depression and anti-anxiety actions via its effects on synaptic and extrasynaptic GABAA receptors.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of March 31, 2019 was $193.9 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of a secondary public offering during the fourth quarter of 2018, we issued a total of 12,000,000 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of $42.1 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP) for annual financial statements. In the opinion of management, these unaudited interim consolidated financial statements reflect the elimination of all intercompany accounts and transactions and all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 and accompanying notes thereto included in our annual report on Form 10-K filed with the SEC on March 12, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from such estimates.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months, and leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method on the effective date.  Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.  Upon adoption, we elected the ‘package of practical expedients,’ which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient nor the practical expedient pertaining to land easements, the latter not being applicable to us. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of $2.5 million and lease liabilities for operating leases of $3.4 million on our interim consolidated balance sheets, with no material impact to our interim consolidated statements of operations, cash flows or stockholders’ equity. The operating lease liabilities were determined based on the present value of the remaining minimum retal payments and the operating lease asset was determined based on the value of the lease liability, adjusted for the lease incentive of $0.9 million. See Note 8 for further information regarding the impact of the adoption of ASU 2016-02 on our interim consolidated financial statements.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Techniques - Level 2 Inputs

We estimate the fair values of our financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and do not adjust the prices obtained from the pricing service.  We validate the prices provided by our third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our third-party pricing services as of December 31, 2018.  As of March 31, 2019 there were no Level 2 inputs.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets
Money market funds (cash equivalents)	$24,465	$—	$—	$24,465
U.S. Treasury securities	—	—	—	—
Total assets	$24,465	$—	$—	$24,465
December 31, 2018
Assets
Money market funds (cash equivalents)	$14,049	$—	$—	$14,049
U.S. Treasury securities	—	4,998	—	4,998
Total assets	$14,049	$4,998	$—	$19,047

4. Accrued Expenses

At March 31, 2019 and December 31, 2018 accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll and related costs	$1,243	$1,364
Clinical trials and drug development	2,771	2,781
Professional fees	356	204
Other	375	88
Total accrued expenses	$4,745	$4,437

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory equipment	$1,756	$1,756
Leasehold improvements	899	—
Office furniture and equipment	134	148

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2,789	1,904
Less: accumulated depreciation	(573)	(610)
	$2,216	$1,294

6. Loss Per Share of Common Stock

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, convertible notes payable, warrants, stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 7, and summarized in the table below:

	March 31,
	2019	2018
Restricted stock	32,400	125,867
Stock options	6,492,571	4,624,320
	6,524,971	4,750,187

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of March 31, 2019, 330,450 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, amended in May 2017 (2014 Plan), that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of March 31, 2019, 5,696,121 options to purchase shares of common stock and 32,400 shares of restricted stock were outstanding pursuant to grants in connection with the 2014 Plan, and 1,880,929 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 6,492,571 stock options outstanding as of March 31, 2019 at a weighted-average exercise price of $5.13 per share.  During the three months ended March 31, 2019, 1,813,000 options were granted to employees and directors at a weighted-average exercise price of $3.91 per share.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$649	$313
General and administrative	1,177	778
Total	$1,826	$1,091

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

We did not issue any restricted shares of common stock during the three months ended March 31, 2019 or 2018.  As of March 31, 2019 there were 32,400 restricted shares of common stock outstanding, and 52,600 shares vested during the three months ended March 31, 2019.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$5	$7
General and administrative	5	28
Total	$10	$35

8. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of March 31, 2019, our operating leases had a weighted average remaining lease term of 77 months. These operating leases are included in "Other assets" on our interim consolidated balance sheet as of March 31, 2019, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim consolidated balance sheet as of March 31, 2019.  The ROU assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Our ROU assets have been adjusted for $0.9 million in lease incentives.

Based on the present value of the lease payments for the remaining lease term of our existing leases, we initially recognized ROU assets of $2.5 million and lease liabilities for operating leases of $3.4 million during the first quarter of 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were $2.4 million and $3.4 million, respectively. We have entered into various short-term operating leases, primarily for clinical study equipment, with an initial term of twelve months or less. These leases are not recorded on our interim consolidated balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2019, we recognized $0.2 million in total lease costs, which was comprised of $0.2 million in operating lease costs for right-of-use assets and less than $0.1 million in short-term lease costs related to short-term operating leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use assets and lease liabilities during the three months ended March 31, 2019 was 11.0%, derived from a corporate yield curve based on a synthetic credit rating model using a market signal analysis. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of March 31, 2019, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

Maturities of operating lease liabilities as of March 31, 2019 were as follows (in thousands):

Remaining nine months of 2019	$213
2020	807
2021	818
2022	807
2023	823
Thereafter	1,482
$4,950
Less: imputed interest	(1,537)
Total lease liabilities	$3,413

Current operating lease liabilities	216
Non-current operating lease liabilities	3,197
Total lease liabilities	$3,413

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments

Severance Arrangement

In March 2019, we entered into a Severance Agreement and General Release (Severance Agreement) with Christopher M. Cashman (Cashman), our former Chief Executive Officer.  In connection with this Severance Agreement, we agreed to pay certain severance benefits for one year to Cashman, including salary and benefits continuation and a prorated bonus totaling $0.6 million.  As of March 31, 2019, $0.5 million in severance benefits remained unpaid.  In addition, certain of Cashman’s outstanding stock option agreements were modified to accelerate vesting and extend the exercise period, resulting in additional compensation cost of $0.4 million.

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

•	sources of revenue, including contributions from corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of products;
•	our ability to create an effective sales and marketing infrastructure if we elect to market and sell ganaxolone directly;

•	the rate and degree of market acceptance of ganaxolone;
•	the timing and amount or reimbursement for ganaxolone;
•	the success of other competing therapies that may become available;
•	the manufacturing capacity and regulatory requirements for ganaxolone;
•	our intellectual property position;
•	our ability to maintain and protect our intellectual property rights;
•	our results of operations, financial condition, liquidity, prospects, and growth strategies;
•	the industry in which we operate; and
•	the trends that may affect the industry or us.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim consolidated financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual consolidated financial statements for the year ended December 31, 2018 which are included in our Annual Report on Form 10-K filed with the SEC on March 12, 2019.

Overview

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat epilepsy and neuropsychiatric disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA being developed in two different routes of administration: intravenous (IV) and oral formulations. The multiple dose forms are intended to maximize the therapeutic range of ganaxolone for adult and pediatric patient populations, in acute and chronic care, and both in-patient and self-administered settings. Ganaxolone exhibits anti-seizure, anti-depression and anti-anxiety actions via its effects on synaptic and extrasynaptic GABAA receptors.

Our Pipeline

We are developing ganaxolone in two different routes of administration (IV and oral formulations) intended to maximize therapeutic reach to adult and pediatric patient populations in both acute and chronic care settings where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

GANAXOLONE	PHASE 1	PHASE 2	PHASE 3
Orphan Refractory Seizure Programs			
	CDKL5 Deficiency Disorder (Marigold Study)*		
	PCDH19-Related Epilepsy (Violet Study)*		
	Refractory Status Epilepticus*		
Postpartum Depression			
	Severe PPD (Magnolia Study)		
	Moderate PPD (Amaryllis Study)		

*Orphan Drug Designation

CDKL5 deficiency disorder (CDD)

We are currently enrolling patients into a pivotal Phase 3 clinical study (Marigold Study) evaluating the use of oral ganaxolone in children and young adults with CDD. The Marigold Study is a global, double‑blind, placebo‑controlled, study that will enroll between 70 and 100 patients between the ages of 2 and 21 with a confirmed disease‑related CDKL5 gene variant and allopregnanolone sulfate levels below a pre-specified limit. Patients will undergo a six-week prospective baseline period to collect seizure data, followed by a 17-week double-blind treatment phase.  Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of oral liquid suspension three times a day and maintain that dose for the following 13-weeks, in addition to their existing anti‑seizure treatment. Following the double‑blind treatment period, all patients that meet certain eligibility requirements will have the opportunity to receive ganaxolone in the open label phase of the study. The study’s primary efficacy endpoint is percent reduction in seizures. Secondary outcome measures will include non‑seizure‑related endpoints to capture certain changes in behavior and sleep.  We plan to complete enrollment in this study by the end of 2019 with top-line data expected by mid-2020.

PCDH19-related epilepsy (PCDH19-RE)

In March 2019, Marinus announced the initiation of the Violet Study, a global, double-blind, randomized, placebo-controlled pivotal Phase 3 study evaluating ganaxolone in children with PCDH19-RE. The study will enroll up to 70 patients between the ages of 1 and 17 with a confirmed PCDH19 mutation. Patients enrolled in the study will be stratified into one of two biomarker groups based on baseline allopregnanolone sulfate levels and randomized (ganaxolone or placebo) within each stratum. The study will consist of an 8-week prospective baseline period to collect seizure data, followed by a 17-week double-blind treatment phase. Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of oral liquid suspension three times a day and maintain that dose for the following

13-weeks. After the double-blind period, all patients who meet certain eligibility criteria will have the opportunity to receive ganaxolone in an open label phase of the study.  We expect to begin screening patients for enrollment into the study in the second quarter of 2019 with top-line data from the study anticipated in 2021.

Refractory Status Epilepticus (RSE)

Status epilepticus (SE) is a life‑threatening occurrence of continuous or intermittent seizures lasting more than five minutes in duration without recovery of consciousness during the five or more minutes duration. If SE is not treated immediately, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. In RSE, patients who fail to respond to at least two antiepileptic drugs (AEDs) certain synaptic GABAA receptors are internalized, and thereby unavailable to drugs that target these receptors, such as benzodiazepines. RSE patients who do not respond to AEDs are generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death. These patients are referred to as having super refractory status epilepticus (SRSE).

We are believe there is strong rationale for ganaxolone as a potential treatment option for RSE.  In RSE, ganaxolone leverages extrasynaptic GABAA receptors, where, in contrast to the third line SRSE setting in which the patients have been placed into a medically induced coma, target receptors are more likely to be both viable and available.  We are enrolling patients with RSE in a Phase 2 multiple ascending dose study with ganaxolone IV. Initial data from this proof‑of‑concept study in approximately 15-20 patients are expected in the third quarter of 2019.

Postpartum Depression (PPD)

In December 2018, we announced positive top‑line results from Part 1 of our Magnolia Study. The primary endpoints of the study were safety and pharmacokinetics. In the study, 58 patients with PPD were randomized on a 1:1 basis to receive one of three ascending fixed IV 60‑hour (48-hour fixed infusion followed by 12-hour taper) dose regimens of ganaxolone or placebo. Data from the placebo groups were combined. A bolus injection of ganaxolone prior to the infusion was also explored in the third cohort to test the safety and tolerability of a very short, high dose infusion. Patients with a Hamilton Rating Scale for Depression (HAM‑D17) score of ≥26 were considered for enrollment in the study. HAM‑D17 measurements were conducted by a centralized rater and taken at various timepoints spanning from baseline to day 34.

Ganaxolone was safe and well‑tolerated in all dose groups. Consistent with previous ganaxolone studies, the most common reported adverse events were sedation and dizziness. There were no serious adverse events reported, no discontinuations due to a treatment related adverse event and, consistent with prior studies, there were no reports of loss of consciousness. There was a dose response relationship seen for three groups of patients receiving ganaxolone IV at median doses of 60, 90 and 140 µg/kg/h. No dose group was powered to generate statistical significance in HAM-D17 scores as comparing ganaxolone to placebo; however, we did see strong trends in the efficacy of ganaxolone to reduce HAM-D17 scores in PPD patients. The 140 µg/kg/h dose group (n=10) demonstrated the largest HAM‑D17 reduction, with a HAM‑D17 reduction of 15.1 (5.6 > placebo), 16.9 (4.2 > placebo) and 15.7 (4.1 > placebo) points from baseline at 48 hours, 60 hours and day 34, respectively. Patients in the 140 µg/kg/h dose group had a mean response rate, as defined as having a ≥50% reduction from baseline, of 67% and 75% at 60 hours and day 34, respectively. The mean remission rate, as determined by a HAM‑D17 ≤7, was 33% and 50% at 60 hours and day 34, respectively. The Clinical Global Impression of Improvement (CGI‑I) as well as the Edinburgh Postnatal Depression Survey (EPDS) and Spielberger State‑Trait Anxiety 6 (STAI‑6) showed consistent trends as the HAM‑D17.

Based on these results, we advanced to Part 2 of the Magnolia Study that has enrolled 33 patients and will evaluate a six hour 20 mg/hr IV (> 140 µg/kg/h exposure) infusion followed by a once daily dinnertime 900 mg dose of oral ganaxolone for 28 days of treatment.  We have fully enrolled Part 2, and data are expected in the first half of the third quarter of 2019.

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

Based on data to‑date from this study and Part 1 of the Magnolia Study, we have enrolled an additional 43 patients into a higher dose cohort with the goal of further optimizing the oral ganaxolone dose regimen. Patients enrolled in this dose cohort receive 675 mg of oral ganaxolone at dinner and before bedtime for the first two days of treatment and then receive a once-daily 1125 mg dinnertime dose of oral ganaxolone for the remainder of the 28-day regimen.  We have fully enrolled the Amaryllis Study and data are expected in the first half of the third quarter of 2019.

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical testing and clinical studies. We have funded our operations primarily through sales of equity and debt securities. At March 31, 2019, we had cash and cash equivalents of $60.8 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $12.5 million for the three months ended March 31, 2019.  Our accumulated deficit as of March 31, 2019 was $193.9 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical studies in targeted indications, which could include CDD, PPD, RSE, PCDH19-RE, Lennox-Gastaut Syndrome, Fragile X Syndrome (FXS) and other indications;

•continue the research, development and scale-up manufacturing capabilities to optimize products and dose forms for which we may obtain regulatory approval;

•conduct other preclinical and clinical studies to support the filing of New Drug Applications (NDAs) with the Food and Drug Administration (FDA) and other regulatory agencies in other countries;

•acquire the rights to other product candidates and fund their development;

•maintain, expand and protect our global intellectual property portfolio;

•hire additional clinical, manufacturing and scientific personnel; and

•add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash and cash equivalents as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

•the cost of acquiring, developing and manufacturing clinical study materials;

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

We will incur substantial costs beyond our present and planned clinical studies in order to file an NDA and Supplemental New Drug Applications (sNDAs), or equivalent Marketing Authorization Applications (MAA) outside the US, for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical studies and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical studies and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical studies and preclinical studies, uncertainties in clinical study enrollment rate and significant and changing government regulation.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent review, consulting and accounting services. General and administrative expenses are expensed when incurred. We expect that our general and administrative expenses will increase in the future as a result of employee hiring and scaling of our operations commensurate with supporting more advanced clinical studies and in preparation for commercial infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, outside consultants, legal counsel and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalents and investment balances.

Results of Operations

Research and Development Expenses

Research and development expenses increased to $8.9 million for the three months ended March 31, 2019, as compared to $3.9 million for the same period in the prior year.  The primary drivers of our research and development expenditures are currently in our programs in CDD, PPD, RSE and PCDH19-RE.  We have initiated Phase 3 studies in CDD and PCDH19-RE, and Phase 2 studies in PPD and RSE.

The following table shows our research and development expenses incurred with respect to each active program, in millions:

	Three Months Ended
	March 31,
	2019	2018
CDKL5 disorder (1)	$0.9	$0.2
Postpartum depression (2)	2.4	1.0
Refractory status epilepticus	0.5	0.4
PCDH19-RE (3)	0.7	0.1
General supportive studies (4)	1.2	0.4
Indirect research and development (5)	3.2	1.8
Total	$8.9	$3.9

(1)	The increase was due primarily to the startup activities and eventual initiation of our Phase 3 study in 2018.
(2)	The increase was due primarily to increased patient enrollment and the expansion of our Phase 2 study to include our oral formulation of ganaxolone.
(3)	The increase was due primarily to the initiation of our Phase 3 study in 2019.
(4)

General supportive studies include preclinical and manufacturing studies in support of all formulations and indications for ganaxolone.  The increase was due primarily to further the advancement of ganaxolone in clinical studies to support a future NDA.

(5)	Indirect research and development expenses in support of all our programs have increased due to the overall increase in preclinical, clinical, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended March 31, 2019 as compared to $2.2 million for the same period in the prior year, driven primarily by $1.0 million in severance expenses related to the departure of Christopher M. Cashman, our former Chief Executive Officer ($0.4 million of which was non-cash equity compensation expense), and approximately $0.5 million in professional fees and other costs associated with an increased scale of operations.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $12.5 million for the three months ended March 31, 2019.  Our cash used in operating activities was $11.7 million for the three months ended March 31, 2019 compared to $6.1 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans.  At March 31, 2019, we had cash and cash equivalents of $60.8 million.  During 2018, we received net proceeds of $42.1 million through the sale of our common stock in connection with a secondary public offering.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $11.7 million for the months ended March 31, 2019 compared to $6.1 million for the same period a year ago. The increase was driven primarily by a $6.5 million increase in net loss, offset by a $0.7 million increase in stock-based compensation expense.

Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2019 represents the maturity of short-term investments of $5.0 million offset by payment of $0.1 million for property and equipment.

Financing Activities.  Cash used in financing activities was $0.1 million for the three months ended March 31, 2019 due to payments of accrued financing costs offset by proceeds from the exercise of outstanding stock options.  Cash used in financing activities for the three months ended March 31, 2018 was $0.2 million due to repayments of short-term bank borrowings.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical studies for ganaxolone.

We believe that our cash, cash equivalents and investments as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2019, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2018, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 12, 2019.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $60.8 million at March 31, 2019, consisting primarily of funds in cash and money market accounts.  From time to time we will purchase various investments, including U.S. Treasury securities and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Executive Chairman and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $12.5 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $193.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash and cash equivalents as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

•initiation, progress, timing, costs and results of preclinical studies and clinical studies, including patient enrollment in such studies, for ganaxolone or any other future product candidates;

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

We do not have any products that have gained regulatory approval. Currently, our only clinical stage product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully scale-up manufacturing and commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United

States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical studies, generally including two adequate and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

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

•delay or failure in obtaining authorization to commence a study or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;

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

•withdrawal of clinical study sites from our clinical studies as a result of changing standards of care or the ineligibility of a site to participate in our clinical studies;

•delay or failure in recruiting and enrolling suitable study subjects to participate in a study;

•delay or failure in study subjects completing a study or returning for post-treatment follow-up;

•clinical sites and investigators deviating from a study protocol, failing to conduct the study in accordance with regulatory requirements, or dropping out of a study;

•inability to identify and maintain a sufficient number of study sites, many of which may already be engaged in other clinical study programs, including some that may be for competing product candidates with the same indication;

•failure of our third-party clinical study managers to satisfy their contractual duties or meet expected deadlines;

•delay or failure in adding new clinical study sites;

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

•lack of adequate funding to continue the clinical study, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies or increased expenses associated with the services of our CROs and other third parties;

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

If these side effects are reported in future clinical studies, or if other safety or toxicity issues are reported in our future clinical studies, we may not receive approval to market ganaxolone, which could prevent us from ever generating revenue or achieving profitability. Furthermore, although we are currently developing ganaxolone for three indications, negative safety findings in any one indication could force us to delay or discontinue development in other indications. Results of our clinical studies could reveal an unacceptably high severity and prevalence of side effects. In such an event, our clinical studies could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of ganaxolone for any or all targeted indications. Drug-related side effects could affect study subject recruitment or the ability of enrolled subjects to complete our future clinical studies and may result in potential product liability claims.

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

•suspend any ongoing clinical studies;

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

•decreased demand for ganaxolone;

•termination of clinical study sites or entire study programs;

•injury to our reputation and significant negative media attention;

•withdrawal of clinical study subjects;

•significant costs to defend the related litigation;

•substantial monetary awards to clinical study subjects or patients;

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

As of March 31, 2019, we had two part-time and 28 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

•managing our clinical studies effectively;

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

•results of clinical studies of ganaxolone or product candidates of our competitors;

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2019 we had outstanding a total of 52,554,625 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of March 31, 2019, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan, as Amended, was 1,880,929 as of March 31, 2019.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Employment Agreement dated as of February 26, 2019, between the Company and Scott Braunstein (Incorporated by reference to Exhibit 10.22 to Form 10-K annual report filed on March 12, 2019).

10.2

Separation Agreement and General Release dated as of March 18, 2019 between the Company and Christopher M. Cashman (Incorporated by reference to Exhibit 99.1 to Form 8-K current report filed on March 20, 2019).

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

Signature	Title	Date

/s/ Scott Braunstein	Executive Chairman (principal executive officer) and Director	May 1, 2019
Scott Braunstein

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 1, 2019
Edward F. Smith