Form 10-Q
period 2019-06-30
MARINUS PHARMACEUTICALS INC
filed 2019-08-08
CIK 1267813

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-36576

MARINUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0198082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Radnor Corporate Center

100 Matsonford Rd, Suite 100

Radnor, PA 19087

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (484) 801-4670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MRNS	Nasdaq Global Market

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 7, 2019 was: 52,578,833.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$49,436	$67,727
Short-term investments	2,481	4,998
Prepaid expenses and other current assets	2,276	1,215
Total current assets	54,193	73,940
Property and equipment, net	2,381	1,294
Other assets	2,391	—
Total assets	$58,965	$75,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,973	$2,472
Accrued expenses	4,231	4,437
Total current liabilities	9,204	6,909
Other long-term liabilities	3,176	—
Total liabilities	12,380	6,909
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,583,856 issued and 52,554,625 outstanding at June 30, 2019 and 52,548,244 issued and 52,519,013 outstanding at December 31, 2018	53	53
Additional paid-in capital	252,891	249,727
Treasury stock at cost, 29,231 shares at June 30, 2019 and December 31, 2018	—	—
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(206,359)	(181,453)
Total stockholders’ equity	46,585	68,325
Total liabilities and stockholders’ equity	$58,965	$75,234

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Expenses:
Research and development	$10,010	$7,232	$18,882	$11,159
General and administrative	2,502	2,338	6,169	4,526
Loss from operations	(12,512)	(9,570)	(25,051)	(15,685)
Interest income	90	65	186	181
Other (expense) income	(1)	1	(41)	—
Net loss	$(12,423)	$(9,504)	$(24,906)	$(15,504)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.24)	$(0.24)	$(0.47)	$(0.38)
Basic and diluted weighted average shares outstanding	52,522,225	40,395,650	52,493,874	40,384,429

Net loss	$(12,423)	$(9,504)	$(24,906)	$(15,504)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	—	38	—	27
Total comprehensive loss	$(12,423)	$(9,466)	$(24,906)	$(15,477)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(24,906)	$(15,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112	65
Stock-based compensation expense	3,099	2,475
Loss on disposal of fixed assets	42	—
Noncash lease expense	107	—
Noncash lease liability interest	(143)	—
Amortization of discount on investments	—	(51)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,095)	(60)
Accounts payable and accrued expenses	2,404	1,198
Net cash used in operating activities	(20,380)	(11,877)
Cash flows from investing activities
Maturities of short-term investments	5,000	—
Purchases of short-term investments	(2,482)
Deposit on property and equipment	(6)	—
Purchases of property and equipment	(340)	(8)
Net cash provided by (used in) investing activities	2,172	(8)
Cash flows from financing activities
Proceeds from exercise of stock options	65	14
Financing costs	(148)	—
Repayments of short-term bank borrowings	—	(193)
Net cash used in financing activities	(83)	(179)
Net decrease in cash and cash equivalents	(18,291)	(12,064)
Cash and cash equivalents—beginning of period	67,727	33,531
Cash and cash equivalents—end of period	$49,436	$21,467
Supplemental disclosure of cash flow information
Operating lease liability	$3,357	$—
Operating right-of-use asset	$2,458	$—

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-in	Treasury Stock			Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount		Loss	Deficit	Equity
Balance, December 31, 2017	40,549,936	$41	$202,790	29,231	$		$(96)	$(144,727)	$58,008
Stock-based compensation expense	—	—	1,127	—		—	—	—	1,127
Unrealized loss on investments	—	—	—	—		—	(11)	—	(11)
Net loss	—	—	—	—		—	—	(5,999)	(5,999)
Balance, March 31, 2018	40,549,936	$41	$203,917	29,231		$—	$(107)	$(150,726)	$53,125
Stock-based compensation expense	—	—	1,348	—		—	—	—	1,348
Exercise of stock options	12,308	—	14	—		—	—	—	14
Unrealized gain on investments	—	—	—	—		—	38	—	38
Net loss	—	—	—	—		—	—	(9,505)	(9,505)
Balance, June 30, 2018	40,562,244	$41	$205,279	29,231		$—	$(69)	$(160,231)	$45,020

Balance, December 31, 2018	52,548,244	$53	$249,727	29,231		$—	$(2)	$(181,453)	$68,325
Stock-based compensation expense	—	—	1,836	—		—	—	—	1,836
Exercise of stock options	55,812	—	65	—		—	—	—	65
Forfeiture of restricted stock	(20,200)	—	—	—		—	—	—	—
Unrealized gain on investments	—	—	—	—		—	2	—	2
Net loss	—	—	—	—		—	—	(12,483)	(12,483)
Balance, March 31, 2019	52,583,856	$53	$251,628	29,231		$—	$—	$(193,936)	$57,745
Stock-based compensation expense	—	—	1,263	—		—	—	—	1,263
Net loss	—	—	—	—		—	—	(12,423)	(12,423)
Balance, June 30, 2019	52,583,856	$53	$252,891	29,231		$—	$—	$(206,359)	$46,585

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

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of June 30, 2019 was $206.4 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and do not adjust the prices obtained from the pricing service.  We validate the prices provided by our third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our third-party pricing services as of June 30, 2019.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets
Money market funds (cash equivalents)	$13,807	$—	$—	$13,807
Certificates of deposit	988	—	—	988
U.S. Treasury securities	—	1,493	—	1,493
Total assets	$14,795	$1,493	$—	$16,288
December 31, 2018
Assets
Money market funds (cash equivalents)	$14,049	$—	$—	$14,049
U.S. Treasury securities	—	4,998	—	4,998
Total assets	$14,049	$4,998	$—	$19,047

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Payroll and related costs	$1,483	$1,364
Clinical trials and drug development	1,945	2,781
Professional fees	343	204
Short-term lease liabilities	321	—
Other	139	88
Total accrued expenses	$4,231	$4,437

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory equipment	$1,756	$1,756
Leasehold improvements	899	—
Office furniture and equipment	376	148
	3,031	1,904
Less: accumulated depreciation	(650)	(610)
	$2,381	$1,294

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	June 30,
	2019	2018
Restricted stock	32,400	117,867
Stock options	6,618,571	4,741,109
	6,650,971	4,858,976

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of June 30, 2019, 330,450 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, amended in May 2017 (2014 Plan), that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of June 30, 2019, 5,681,121 options to purchase shares of common stock and 32,400 shares of restricted stock were outstanding pursuant to grants in connection with the 2014 Plan, and 2,018,144 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 6,618,571 stock options outstanding as of June 30, 2019 at a weighted-average exercise price of $5.08 per share.  During thethree and six months ended June 30, 2019, 1,974,000 options were granted to employees and directors at a weighted-average exercise price of $3.90 per share.  Of the options granted, 1,658,000 options were granted pursuant to the 2014 Plan and 316,000 were granted outside of the 2014 Plan as inducements for new employees.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$611	$503	$1,260	$816
General and administrative	642	828	1,819	1,607
Total	$1,253	$1,331	$3,079	$2,423

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

We did not issue any restricted shares of common stock during the six months ended June 30, 2019 or 2018.  As of June 30, 2019 there were 32,400 restricted shares of common stock outstanding, and 52,600 shares vested during the six months ended June 30, 2019.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$5	$5	$10	$12
General and administrative	5	11	10	40
Total	$10	$16	$20	$52

8. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of June 30, 2019, our operating leases had a weighted average remaining lease term of 74 months. These ROU assets are included in "Other assets" on our interim consolidated balance sheet as of June 30, 2019, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim consolidated balance sheet as of June 30, 2019.  The ROU assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Our ROU assets as of January 1, 2019 have been adjusted for $0.9 million in lease incentives.

Based on the present value of the lease payments for the remaining lease term of our existing leases, we initially recognized ROU assets of $2.5 million and lease liabilities for operating leases of $3.4 million during the first quarter of 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, ROU assets and operating lease liabilities were $2.4 million and $3.5 million, respectively. We have entered into various short-term operating leases, primarily for clinical study equipment, with an initial term of twelve months or less. These leases are not recorded on our interim consolidated balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2019, we recognized $0.2 million and $0.4 million in total lease costs, respectively, which included less than $0.1 million in short-term lease costs related to short-term operating leases in both periods.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right-of-use assets and lease liabilities was 11.0%, derived from a corporate yield curve based on a synthetic credit rating model using a market signal analysis. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of June 30, 2019, we have not recognized any impairment losses for our ROU assets.

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

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in thousands):

Remaining six months of 2019	$206
2020	807
2021	818
2022	807
2023	823
Thereafter	1,482
4,943
Less: imputed interest	(1,446)
Total lease liabilities	$3,497

Current operating lease liabilities	$321
Non-current operating lease liabilities	3,176
Total lease liabilities	$3,497

9. Commitments

Severance Arrangement

In March 2019, we entered into a Severance Agreement and General Release (Severance Agreement) with Christopher M. Cashman (Cashman), our former Chief Executive Officer.  In connection with this Severance Agreement, we agreed to pay certain severance benefits for one year to Cashman, including salary and benefits continuation and a prorated bonus totaling $0.6 million.  As of June 30, 2019, $0.4 million in severance benefits

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remained unpaid.  In addition, certain of Cashman’s outstanding stock option agreements were modified to accelerate vesting and extend the exercise period, resulting in additional compensation cost of $0.4 million.

10. Investments

As of June 30, 2019, our investments consisted of U.S. Treasury securities, maturing at various dates through December 2019, and certificates of deposit with various financial institutions maturing in March 2020.  U.S. Treasury securities are classified as short- or long-term investments on our consolidated balance sheets based on maturity and certificates of deposit are classified as short-term investments on our consolidated balance sheets.  U.S Treasury securities are classified as available-for-sale and are recorded at fair value.  Certificates of deposits are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value.

Total amortized cost and fair value were each $1.5 million as of June 30, 2019.  Based on review of these securities, we believe that the cost basis of these available-for-sale securities is recoverable and that there were no other-than-temporary impairments on these securities as of June 30, 2019.

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

Our Pipeline

We are developing ganaxolone in two different routes of administration (IV and oral formulations) intended to maximize therapeutic reach to adult and pediatric patient populations in both acute and chronic care settings where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

*Pending regulatory interactions and funding

CDKL5 deficiency disorder (CDD)

We are currently enrolling patients into a pivotal Phase 3 clinical study (Marigold Study) evaluating the use of oral ganaxolone in children and young adults with CDD. The Marigold Study is a global, double‑blind, placebo‑controlled, study that will enroll up to 100 patients between the ages of 2 and 21 with a confirmed disease‑related CDKL5 gene variant and allopregnanolone sulfate levels below a pre-specified limit. Patients will undergo a six-week prospective baseline period to collect seizure data, followed by a 17-week double-blind treatment phase.  Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of oral liquid suspension three times a day and maintain that dose for the following 13-weeks, in addition to their existing anti‑seizure treatment. Following the double‑blind treatment period, all patients that meet certain eligibility requirements will have the opportunity to receive ganaxolone in the open label phase of the study. The study’s primary efficacy endpoint is percent reduction in seizures. Secondary outcome measures will include non‑seizure‑related endpoints to capture certain changes in behavior and sleep.  We plan to announce top-line data from the study in the third quarter of 2020.

PCDH19-related epilepsy (PCDH19-RE)

In March 2019, we announced the initiation of the Violet Study, a global, double-blind, randomized, placebo-controlled pivotal Phase 3 study evaluating ganaxolone in children with PCDH19-RE. The study will enroll up to 70 patients between the ages of 1 and 17 with a confirmed PCDH19 mutation. Patients enrolled in the study will be stratified into one of two biomarker groups based on baseline allopregnanolone sulfate levels and randomized (ganaxolone or placebo) within each stratum. The study will consist of an 8-week prospective baseline period to collect seizure data, followed by a 17-week double-blind treatment phase. Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of oral liquid suspension three times a day and maintain that dose for the following 13-weeks. After the double-blind period, all patients who meet certain eligibility criteria will have the opportunity to receive ganaxolone in an open label phase of the study.  We plan to announce top-line data from the study in 2021.

Refractory Status Epilepticus (RSE)

Status epilepticus (SE) is a life‑threatening occurrence of continuous or intermittent seizures lasting more than five minutes in duration without recovery of consciousness during the five or more minutes duration. If SE is not treated immediately, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. In RSE, certain synaptic GABAA receptors are internalized, and thereby unavailable to drugs that target these receptors, such as benzodiazepines. RSE patients who fail to respond to at least two antiepileptic drugs (AEDs) are generally placed under IV anesthesia as a last resort to attempt to stop the seizures and prevent further damage to the brain and death. These patients are referred to as having super refractory status epilepticus (SRSE).

We believe there is strong rationale for ganaxolone as a potential treatment option for RSE.  In RSE, ganaxolone leverages extrasynaptic GABAA receptors, where, in contrast to the third line SRSE setting in which the patients have been placed into a medically induced coma, target receptors are more likely to be both viable and available.  We are enrolling patients with RSE in a Phase 2 multiple ascending dose study with ganaxolone IV. Initial data from this proof‑of‑concept study in approximately 15-20 patients are expected in the third quarter of 2019.

Depressive Disorders

In July 2019, we announced top‑line results from Part 2 of our Phase 2 Magnolia clinical trial in patients with postpartum depression (PPD). In Part 2 of the clinical trial,  33 patients with PPD were randomized on a 1:1 basis to receive either a 6-hour infusion of IV ganaxolone (20 mg/hr) followed by 28-days of oral ganaxolone (900 mg once daily) (n=16) or placebo (n=17). Hamilton Rating Scale for Depression (HAM-D17) measurements were conducted by a centralized rater and taken at various timepoints spanning from baseline to end of treatment, at 28 days. Ganaxolone was generally safe, well‑tolerated and provided clinically meaningful reductions in HAM-D17 scores at early time points of 6 hours and 24 hours after start of treatment. HAM-D17 scores at 28 days of treatment were not different from placebo. Consistent with previous ganaxolone studies, the most common reported adverse events were sedation,  dizziness and somnolence. There were no serious adverse events reported, no discontinuations due to a treatment related adverse event and, consistent with prior studies, there were no reports of syncope or loss of consciousness.

In July 2019, we also announced top‑line results from our open-label, dose-optimization Phase 2 Amaryllis clinical trial in patients with PPD. In this clinical trial, 25 patients received 675 mg of oral ganaxolone at dinner for 28 days (low dose) and  43 patients received 675 mg of oral ganaxolone at dinner and bedtime for two days, followed by a dinner time dose of 1125 mg once daily for the remainder of the 28-day treatment regimen (high dose).  The high dose showed a HAMD-17 reduction at 24 hours of treatment that was approximately 2.0 points greater than the low dose, which was generally sustained over the treatment regimen, suggesting an efficacy trend with early activity onset. Oral ganaxolone was generally safe and well-tolerated with no serious adverse events reported and no discontinuations due to treatment related adverse events.  Data from the Amaryllis Study support continued use of the once daily 1125 mg oral dose in future clinical studies.

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical testing and clinical studies. We have funded our operations primarily through sales of equity and debt securities. At June 30, 2019, we had cash and cash equivalents of $51.9 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $12.4 million and $24.9 million for the three and six months ended June 30, 2019.  Our accumulated deficit as of June 30, 2019 was $206.4 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

Based on these results, future development in severe depressive disorders will focus on IV regimens and we  will continue to engage strategic interest in oral ganaxolone.  We plan to discuss our PPD clinical results with regulators and are also evaluating the potential for future studies in other depressive disorders such as treatment-resistant depression (TRD).

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

We believe that our cash and cash equivalents as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements to the end of the third quarter of 2020. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

Results of Operations

Research and Development Expenses

Research and development expenses increased to $10.0 million and $18.9 million for the three and six months ended June 30, 2019, respectively, as compared to $7.2 million and $11.2 million for the same periods in the prior year.  The primary drivers of our research and development expenditures are currently in our programs in CDD, PPD, RSE and PCDH19-RE.  We have initiated Phase 3 studies in CDD and PCDH19-RE, and Phase 2 studies in PPD and RSE.

The following table shows our research and development expenses incurred with respect to each active program, in millions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
CDKL5 disorder (1)	$1.3	$1.2	$2.2	$1.7
Postpartum depression (2)	2.5	2.5	4.9	3.5
Refractory status epilepticus (3)	0.8	1.1	1.3	1.5
PCDH19-RE (4)	1.0	—	1.9	—
General supportive studies (5)	0.7	—	1.6	—
Indirect research and development (6)	3.7	2.4	7.0	4.5
Total	$10.0	$7.2	$18.9	$11.2

(1)	The increases were due primarily to the startup activities and eventual initiation of our Phase 3 study in 2018 followed by patient dosing during 2019.

(2)	The increase for the six months ended June 30, 2019 was due primarily to increased patient enrollment and the expansion of enrollment in our Magnolia and Amaryllis Phase 2 studies.
(3)	The decreases were due primarily to the timing of ongoing expenses during enrollment in our Phase 2 study.
(4)	The increases were due primarily to the initiation of our Phase 3 study in 2019.
(5)

General supportive studies include preclinical and manufacturing studies in support of all formulations and indications for ganaxolone.  The increase was due primarily to further the advancement of ganaxolone in clinical studies to support a future NDA.

(6)	Indirect research and development expenses in support of all our programs have increased due to the overall increase in preclinical, clinical, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $2.5 million and $6.2 million for the three and six months ended June 30, 2019 as compared  $2.3 million and $4.5 million for the same periods in the prior year.  The quarter-to-date increase was driven primarily by professional fees and other costs associated with an increased scale of operations. The primary drivers of the year-to-date increase were $1.0 million in severance expenses related to the departure of Christopher M. Cashman, our former Chief Executive Officer ($0.4 million of which was non-cash equity compensation expense), and approximately $0.7 million in professional fees and other costs associated with an increased scale of operations.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $12.4 million and $24.9 million for the three and six months ended June 30, 2019.  Our cash used in operating activities was $20.4 million for the months months ended June 30, 2019 compared to $11.9 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans.  At June 30, 2019, we had cash and cash equivalents of $51.9 million.  During 2018, we received net proceeds of $42.1 million through the sale of our common stock in connection with a secondary public offering.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $20.4 million for the six months ended June 30, 2019 compared to $11.9 million for the same period a year ago. The increase was driven primarily by an  $9.4 million increase in net loss.

Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2019 represents the maturity of short-term investments of $5.0 million offset by $2.5 million in purchases of investments and payment of $0.3 million for property and equipment.

Financing Activities.  Cash used in financing activities was $0.1 million for the six months ended June 30, 2019 due to payments of accrued financing costs offset by proceeds from the exercise of outstanding stock options.  Cash used in financing activities for the six months ended June 30, 2018 was $0.2 million due to repayments of short-term bank borrowings.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical studies for ganaxolone.

We believe that our cash, cash equivalents and investments as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements to the end of the third quarter of 2020. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three and six months ended June 30, 2019, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2018, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 12, 2019.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash and cash equivalents of $51.9 million at June 30, 2019, consisting primarily of funds in cash and money market accounts.  From time to time we will purchase various investments, including U.S. Treasury securities and certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Executive Chairman and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $12.4 million and  $24.9 million for the three and six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $206.4 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash and cash equivalents as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements to the end of the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

As of June 30, 2019, we had seven part-time and 36 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, which occurred in July 2014.  Accordingly, as of December 31, 2019, we will no longer be considered an emerging growth company. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2019 we had outstanding a total of 52,554,625 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of June 30, 2019, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan, as Amended, was 2,018,144 as of June 30, 2019.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, effective as of May 7, 2019 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Scott Braunstein	Executive Chairman (principal executive officer) and Director	August 8, 2019
Scott Braunstein

/s/ Edward F. Smith	Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 8, 2019
Edward F. Smith