Form 10-Q
period 2019-09-30
MARINUS PHARMACEUTICALS INC
filed 2019-11-06
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 5, 2019 was: 53,869,297.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$37,159	$67,727
Short-term investments	2,730	4,998
Prepaid expenses and other current assets	1,252	1,215
Total current assets	41,141	73,940
Property and equipment, net	2,337	1,294
Other assets	2,322	—
Total assets	$45,800	$75,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,561	$2,472
Accrued expenses	5,010	4,437
Total current liabilities	8,571	6,909
Other long-term liabilities	3,158	—
Total liabilities	11,729	6,909
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,608,064 issued and 52,578,833 outstanding at September 30, 2019 and 52,548,244 issued and 52,519,013 outstanding at December 31, 2018	53	53
Additional paid-in capital	254,182	249,727
Treasury stock at cost, 29,231 shares at September 30, 2019 and December 31, 2018	—	—
Accumulated other comprehensive income (loss)	1	(2)
Accumulated deficit	(220,165)	(181,453)
Total stockholders’ equity	34,071	68,325
Total liabilities and stockholders’ equity	$45,800	$75,234

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Expenses:
Research and development	$11,572	$9,148	$30,454	$20,307
General and administrative	2,327	2,073	8,496	6,599
Loss from operations	(13,899)	(11,221)	(38,950)	(26,906)
Interest income	93	111	280	292
Other expense	—	—	(42)	—
Net loss	$(13,806)	$(11,110)	$(38,712)	$(26,614)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.26)	$(0.27)	$(0.74)	$(0.66)
Basic and diluted weighted average shares outstanding	52,543,539	40,407,146	52,510,610	40,392,084

Net loss	$(13,806)	$(11,110)	$(38,712)	$(26,614)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	1	42	1	68
Total comprehensive loss	$(13,805)	$(11,068)	$(38,711)	$(26,546)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(38,712)	$(26,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	94
Stock-based compensation expense	4,438	3,645
Loss on disposal of fixed assets	42	—
Noncash lease expense	166	—
Noncash lease liability	(232)	—
Amortization of discount on investments	(5)	(74)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(98)	(210)
Accounts payable and accrued expenses	1,822	4,475
Net cash used in operating activities	(32,384)	(18,684)
Cash flows from investing activities
Maturities of short-term investments	5,000	5,000
Purchases of short-term investments	(2,725)
Purchases of property and equipment	(358)	(6)
Net cash provided by investing activities	1,917	4,994
Cash flows from financing activities
Proceeds from exercise of stock options	97	14
Financing costs	(198)	—
Repayments of short-term bank borrowings	—	(193)
Net cash used in financing activities	(101)	(179)
Net decrease in cash and cash equivalents	(30,568)	(13,869)
Cash and cash equivalents—beginning of period	67,727	33,531
Cash and cash equivalents—end of period	$37,159	$19,662
Supplemental disclosure of cash flow information
Property and equipment in accounts payable	$22	$31
Operating lease liability	$3,357	$—
Operating right-of-use asset	$2,458	$—

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-in	Treasury Stock			Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount		Loss	Deficit	Equity
Balance, December 31, 2017	40,549,936	$41	$202,790	29,231	$		$(96)	$(144,727)	$58,008
Stock-based compensation expense	—	—	1,127	—		—	—	—	1,127
Unrealized loss on investments	—	—	—	—		—	(11)	—	(11)
Net loss	—	—	—	—		—	—	(5,999)	(5,999)
Balance, March 31, 2018	40,549,936	41	203,917	29,231		—	(107)	(150,726)	53,125
Stock-based compensation expense	—	—	1,348	—		—	—	—	1,348
Exercise of stock options	12,308	—	14	—		—	—	—	14
Unrealized gain on investments	—	—	—	—		—	38	—	38
Net loss	—	—	—	—		—	—	(9,505)	(9,505)
Balance, June 30, 2018	40,562,244	41	205,279	29,231		—	(69)	(160,231)	45,020
Stock-based compensation expense	—	—	1,171	—		—	—	—	1,171
Forfeiture of restricted stock	(8,000)	—	—	—		—	—	—	—
Unrealized gain on investments	—	—	—	—		—	41	—	41
Net Loss	—	—	—	—		—	—	(11,110)	(11,110)
Balance, September 30, 2018	40,554,244	$41	$206,450	29,231		$—	$(28)	$(171,341)	$35,122

Balance, December 31, 2018	52,548,244	$53	$249,727	29,231		$—	$(2)	$(181,453)	$68,325
Stock-based compensation expense	—	—	1,836	—		—	—	—	1,836
Exercise of stock options	55,812	—	65	—		—	—	—	65
Forfeiture of restricted stock	(20,200)	—	—	—		—	—	—	—
Unrealized gain on investments	—	—	—	—		—	2	—	2
Net loss	—	—	—	—		—	—	(12,483)	(12,483)
Balance, March 31, 2019	52,583,856	53	251,628	29,231		—	—	(193,936)	57,745
Stock-based compensation expense	—	—	1,263	—		—	—	—	1,263
Net loss	—	—	—	—		—	—	(12,423)	(12,423)
Balance, June 30, 2019	52,583,856	53	252,891	29,231		—	—	(206,359)	46,585
Stock-based compensation expense	—	—	1,339	—		—	—	—	1,339
Exercise of stock options	24,208	—	32	—		—	—	—	32
Financing costs under equity distribution agreement	—	—	(80)	—		—	—	—	(80)
Unrealized gain on investments	—	—	—	—		—	1	—	1
Net loss	—	—	—	—		—	—	(13,806)	(13,806)
Balance, September 30, 2019	52,608,064	$53	$254,182	29,231		$—	$1	$(220,165)	$34,071

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

Liquidity

The interim consolidated financial statements have been prepared assuming the Company will continue as a going concern.  We have not generated any product revenues and have incurred operating losses since inception, including losses of $13.8 million and $38.7 million for the three and nine months ended September 30, 2019, respectively. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing.  We have not generated positive cash flows from operations and have used $32.4 million for operating activities in the nine months ended September 30, 2019.  There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates. Our accumulated deficit as of September 30, 2019 was $220.2 million and we expect to incur substantial losses in future periods.  Based on the our cash, cash equivalents and investment balances of $39.9 million as of September 30, 2019, we believe the Company will be able to finance its capital requirements and operations into the third quarter of 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, potential collaborations and revenues from potential future product sales, if any.  There can be no assurance that any of these future-funding efforts will be successful. Financing may not be available in amounts or on terms acceptable to the Company, or at all. If we are unable to obtain required financing, we may be required to delay, scale-back or eliminate certain of our planned clinical and product development activities and certain other aspects of our operations and our business, which could materially and adversely affect our financial condition and operating results.

In October 2017, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million worth of shares of our common stock. The EDA will terminate upon the earliest of: (1) the sale of all shares subject to the EDA, (2) October 31, 2020 or (3) the termination of the EDA in accordance with its terms.  Either party may terminate the EDA at any time upon written notification to the other party in accordance with the EDA, and upon such notification, the offering will terminate.  In October 2019, we sold 1,290,464 shares of our common stock pursuant to the EDA, generating net proceeds of $1.7 million, and $48.2 million is still available for use.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Valuation Techniques - Level 2 Inputs

We estimate the fair values of our financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and do not adjust the prices obtained from the pricing service.  We validate the prices provided by our third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our third-party pricing services as of September 30, 2019.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets
Money market funds (cash equivalents)	$8,691	$—	$—	$8,691
Certificates of deposit (cash equivalents)	496	—	—	496
Certificates of deposit	1,233	—	—	1,233
U.S. Treasury securities	—	1,497	—	1,497
Total assets	$10,420	$1,497	$—	$11,917
December 31, 2018
Assets
Money market funds (cash equivalents)	$14,049	$—	$—	$14,049
U.S. Treasury securities	—	4,998	—	4,998
Total assets	$14,049	$4,998	$—	$19,047

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Payroll and related costs	$1,746	$1,364
Clinical trials and drug development	2,422	2,781
Professional fees	379	204
Short-term lease liabilities	430	—
Other	33	88
Total accrued expenses	$5,010	$4,437

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$1,771	$1,756
Leasehold improvements	899	—
Office furniture and equipment	398	148
Total property and equipment	3,069	1,904
Less: accumulated depreciation	(732)	(610)
Total property and equipment, net	$2,337	$1,294

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

	September 30,
	2019	2018
Restricted stock	32,400	117,867
Stock options	8,431,488	4,832,109
	8,463,888	4,949,976

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of September 30, 2019, 330,450 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, amended in May 2017 (2014 Plan), that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of September 30, 2019, 7,435,038 options to purchase shares of common stock and 32,400 shares of restricted stock were outstanding pursuant to grants in connection with the 2014 Plan, and 349,753 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 8,431,488 stock options outstanding as of September 30, 2019 at a weighted-average exercise price of $4.13 per share.  During the three and nine months ended September 30, 2019, 4,082,000 options were granted to employees and directors at a weighted-average exercise price of $2.45 per share.  Of the options granted, 3,672,000 options were granted pursuant to the 2014 Plan and 410,000 were granted outside of the 2014 Plan as inducements for new employees.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$689	$458	$1,949	$1,274
General and administrative	640	695	2,459	2,302
Total	$1,329	$1,153	$4,408	$3,576

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

We did not issue any restricted shares of common stock during the nine months ended September 30, 2019 or 2018.  As of September 30, 2019 there were 32,400 restricted shares of common stock outstanding, and 52,600 shares vested during the nine months ended September 30, 2019.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$5	$7	$15	$18
General and administrative	5	11	15	51
Total	$10	$18	$30	$69

8. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of September 30, 2019, our operating leases had a weighted average remaining lease term of 71 months.  These ROU assets are included in "Other assets" on our interim consolidated balance sheet as of September 30, 2019, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim consolidated balance sheet as of September 30, 2019.  The ROU assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Our ROU assets as of January 1, 2019 have been adjusted for $0.9 million in lease incentives.

Based on the present value of the lease payments for the remaining lease term of our existing leases, we initially recognized ROU assets of $2.5 million and lease liabilities for operating leases of $3.4 million during the first quarter of 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, ROU assets and operating lease liabilities were $2.3 million and $3.6 million, respectively. We have entered into various short-term operating leases, primarily for clinical study equipment, with an initial term of twelve months or less. These leases are not recorded on our interim consolidated balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2019, we recognized $0.2 million and $0.5 million in total lease costs, respectively, which included less than $0.1 million in short-term lease costs related to short-term operating leases in both periods.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of September 30, 2019, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in thousands):

Remaining three months of 2019	$199
2020	807
2021	818
2022	807
2023	823
Thereafter	1,482
4,936
Less: imputed interest	(1,348)
Total lease liabilities	$3,588

Current operating lease liabilities	$430
Non-current operating lease liabilities	3,158
Total lease liabilities	$3,588

9. Commitments

Severance Arrangements

In March 2019, we entered into a Severance Agreement and General Release (Severance Agreement) with Christopher M. Cashman (Cashman), our former Chief Executive Officer.  In connection with this Severance Agreement, we agreed to pay certain severance benefits for one year to Cashman, including salary and benefits continuation and a prorated bonus totaling $0.6 million.  As of September 30, 2019, $0.3 million in severance benefits

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remained unpaid.  In addition, certain of Cashman’s outstanding stock option agreements were modified to accelerate vesting and extend the exercise period, resulting in additional compensation cost of $0.4 million.

In October 2019, Lorianne Masuoka, our former Chief Medical Officer, announced her retirement from the Company.  In accordance with the terms of her employment agreement, we will provide a total of $0.3 million in salary and benefits continuation for a period of nine months beginning November 1, 2019.  As of September 30, 2019, none of these benefits were accrued or paid.

Employment Agreements

In August 2019, we entered into an into an amended and restated employment agreement with Scott Braunstein, M.D., Chief Executive Officer (the “Employment Agreement”).  Under the Employment Agreement, Dr. Braunstein will be paid an annual base salary of $537,500 and will be eligible to receive a bonus of up to 50% of his base salary, as determined by the Board in its discretion, prorated for 2019.

In October 2019, we entered into an into an Employment Agreement with Joe Hulihan, M.D., Chief Medical Officer.  Under his Employment Agreement, Dr. Hulihan will be paid an annual base salary of $375,000 and will be eligible to receive a bonus of up to 35% of his base salary, as determined by the Board in its discretion, prorated for 2019.

10. Investments

As of September 30, 2019, our investments consisted of U.S. Treasury securities, maturing at various dates through December 2019, and certificates of deposit with various financial institutions maturing at various dates through March 2020.  U.S. Treasury securities are classified as short-term investments on our interim consolidated balance sheets and certificates of deposit are classified as short-term investments or cash equivalents on our interim consolidated balance sheets.  U.S Treasury securities are classified as available-for-sale and are recorded at fair value.  Certificates of deposits are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value.

Total amortized cost and fair value of our available-for-sale securities were each $1.5 million as of September 30, 2019.  Based on review of these securities, we believe that the cost basis of these available-for-sale securities is recoverable and that there were no other-than-temporary impairments on these securities as of September 30, 2019.

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

•	sources of revenue, including contributions from corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of products;
•	our ability to create an effective sales and marketing infrastructure if we elect to market and sell ganaxolone directly;

•	the rate and degree of market acceptance of ganaxolone;
•	the timing and amount of reimbursement for ganaxolone;
•	the success of other competing therapies that may become available;
•	the manufacturing capacity and regulatory requirements for ganaxolone;
•	our intellectual property position;
•	our ability to maintain and protect our intellectual property rights;
•	our results of operations, financial condition, liquidity, prospects, and growth strategies;
•	the industry in which we operate; and
•	the trends that may affect the industry or us.

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

We believe there is strong rationale for ganaxolone as a potential treatment option for RSE.  In RSE, ganaxolone leverages extrasynaptic GABAA receptors, where, in contrast to the third line SRSE setting in which the patients have been placed into a medically induced coma, target receptors are more likely to be both viable and available.  In September 2019, we announced the top-line analysis of the open-label, dose-finding Phase 2 study evaluating IV ganaxolone in patients with refractory status epilepticus (RSE). Ganaxolone met the primary endpoint in the study with no patients (n=17) progressing to IV anesthetics within 24 hours of treatment initiation. The study enrolled 17 medically heterogeneous patients that received an infusion of IV ganaxolone (adjunctive to second line standard of care AED) for up to 96 hours followed by a taper. The three dose groups studied were a low dose (500 mg/day), medium dose (650 mg/day) and target dose (713 mg/day). RSE patients enrolled into the study had failed a mean of 2.1 second line IV AEDs. The primary endpoint for the study is prevention of progression to third line IV anesthetics within the first 24 hours post treatment initiation. Secondary endpoints included safety, tolerability and other efficacy analyses. Ganaxolone had an acceptable safety and tolerability profile for the RSE patient population in all dose groups.

We are making preparations for an End-of-Phase 2 meeting with the FDA to discuss next steps towards a potential Phase 3 pivotal study. In parallel, we are evaluating a new ready-to-use dose formulation that does not require compounding, mixing or diluting. This will enable immediate administration at the bedside and ensure patients receive the benefits of treatment as rapidly as possible. This new formulation will be evaluated in a few additional patients with data to be included in the End-of-Phase 2 meeting, anticipated to occur during the first quarter of 2020.

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

Operations

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical testing and clinical studies. We have funded our operations primarily through sales of equity and debt securities. At September 30, 2019, we had cash and cash equivalents of $39.9 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $13.8 million and $38.7 million for the three and nine months ended September 30, 2019.  Our accumulated deficit as of September 30, 2019 was $220.2 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone. These factors raise substantial doubt about the our ability to continue as a going concern.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical studies in targeted indications, which could include RSE, CDD, PCDH19-RE, PPD, TRD, and other indications;

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

We believe that our cash and cash equivalents as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

Results of Operations

Research and Development Expenses

Research and development expenses increased to $11.6 million and $30.5 million for the three and nine months ended September 30, 2019, respectively, as compared to $9.1 million and $20.3 million for the same periods in the prior year.  The primary drivers of our research and development expenditures are our clinical and preclinical studies and manufacturing activities.

The following table shows our research and development expenses incurred with respect to each active program, in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
CDKL5 disorder (1)	$1.4	$1.7	$3.6	$3.4
Postpartum depression (2)	2.2	2.8	7.1	6.3
Refractory status epilepticus (3)	1.2	0.9	2.5	2.4
PCDH19-RE (4)	0.8	—	2.7	—
General supportive studies (5)	2.5	1.2	4.1	1.6
Indirect research and development (6)	3.5	2.5	10.5	6.6
Total	$11.6	$9.1	$30.5	$20.3

(1)	Startup activities and initiation of our Phase 3 study occurred in 2018, followed by patient dosing and ongoing study activities during 2019.
(2)

The decrease for the three months ended September 30, 2019 was due to the completion of patient dosing by the beginning of the third quarter 2019.  The increase for the nine months ended September 30, 2019 was due primarily to increased patient enrollment and the expansion of enrollment in our Magnolia and Amaryllis Phase 2 studies.

(3)	The increases were due primarily to the timing of ongoing expenses during enrollment in our Phase 2 study, including top-line analysis of data during the third quarter of 2019.
(4)	The increases were due to the initiation of our Phase 3 study in 2019.
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

General and Administrative Expenses

General and administrative expenses were $2.3 million and $8.5 million for the three and nine months ended September 30, 2019 as compared to $2.1 million and $6.6 million for the same periods in the prior year.  The primary drivers of the year-to-date increase were $1.0 million in severance expenses related to the departure of Christopher M. Cashman, our former Chief Executive Officer ($0.4 million of which was non-cash equity compensation expense), and approximately $0.8 million in professional fees and other costs associated with an increased scale of operations.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $13.8 million and $38.7 million for the three and nine months ended September 30, 2019.  Our cash used in operating activities was $32.4 million for the months months ended September 30, 2019 compared to $18.7 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans.  At September 30, 2019, we had cash and cash equivalents of $39.9 million.  During 2018, we received net proceeds of $42.1 million through the sale of our common stock in connection with a secondary public offering.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $32.4 million for the nine months ended September 30, 2019 compared to $18.7 million for the same period a year ago. The increase was driven primarily by an  $11.4 million increase in net loss.

Investing Activities.  Cash provided by investing activities for the nine months ended September 30, 2019 represents the maturity of short-term investments of $5.0 million offset by $2.7 million in purchases of investments and payment of $0.4 million for property and equipment.  Cash provided by investing activities for the nine months ended September 30, 2018 represents was primarily due to the maturity of short-term investments of $5.0 million.

Financing Activities.  Cash used in financing activities was $0.1 million for the nine months ended September 30, 2019 due to payments of accrued financing costs offset by proceeds from the exercise of outstanding stock options.  Cash used in financing activities for the nine months ended September 30, 2018 was $0.2 million due primarily to repayments of short-term bank borrowings.

Funding Requirements

We have never been profitable since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical studies for ganaxolone.

We believe that our cash, cash equivalents and investments as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020 and we have identified factors that raise substantial doubt about the our ability to continue as a going concern.  We will need to raise substantial additional financing in the future to fund our operations. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, potential collaborations and revenues from potential future product sales, if any, that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.  There can be no assurance that any of these future-funding efforts will be successful. Financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain required financing, we may be required to delay, scale-back or eliminate certain of our planned clinical and product development activities and certain other aspects of our operations and our business, which could materially and adversely affect our financial condition and operating results.

In October 2017, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million worth of shares of our common stock. The EDA will terminate upon the earliest of: (1) the sale of all shares subject to the EDA, (2) October 31, 2020 or (3) the termination of the EDA in accordance with its terms.  Either party may terminate the EDA at any time upon written notification to the other party in accordance with the EDA, and upon such notification, the offering will terminate.  In October 2019, we sold 1,290,464 shares of our common stock pursuant to the EDA, generating net proceeds of $1.7 million, and $48.2 million is still available for use.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three and nine months ended September 30, 2019, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2018, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 12, 2019.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and investments of $39.9 million at September 30, 2019, consisting primarily of funds in cash and money market accounts, U.S. Treasury Securities and certificates of deposit.  The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, we do not believe an immediate 1.0% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $13.8 million and  $38.7 million for the three and nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $220.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever.

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

We believe that our cash and cash equivalents as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2019, we had cash,  cash equivalents and investments of $39.9 million. We expect these available cash resources to fund our capital requirements and operations into the third quarter of 2020. We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing.  We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates. Our accumulated deficit as of September 30, 2019 was $220.2 million and we expect to incur substantial losses in future periods. If we are unable to obtain sufficient funding, we may be forced to delay or reduce the scope of our development programs and clinical trials, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

Risks Related to Our Business and Development of Our Product

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is currently undergoing five clinical studies and will require significant capital resources and years of additional clinical development effort.

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

We do not own or operate facilities for the manufacture of ganaxolone. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on contract manufacturing organizations (CMOs) for the chemical manufacture of raw materials and active pharmaceutical ingredients for ganaxolone and other CMOs for the production of the ganaxolone nanoparticulate formulation into capsules, liquid suspension and IV. To meet our projected needs for preclinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for ganaxolone. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-

party manufacturing sources on commercially reasonable terms, in a timely manner or at all, we may not be able to complete development of ganaxolone, or market or distribute ganaxolone.

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

Changes in patent laws could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

As of September 30, 2019, we had three part-time and 41 full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors, and holders of 5% or more of our capital stock collectively beneficially own approximately 36.2% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2019 we had outstanding a total of 52,578,833 shares of common stock.  In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of September 30, 2019, there were no shares of our common stock available for future grant under our 2005 Stock Option and Incentive Plan, as amended. The number of shares of our common stock available for future grant under our 2014 Equity Incentive Plan, as Amended, was 349,753 as of September 30, 2019.  Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our common stock.

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

10.1+

Amended and Restated Employment Agreement dated as of August 6, 2019, between the Company and Scott Braunstein, M.D. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on August 8, 2019).

10.2+	Employment Agreement dated as of October 25, 2019, between the Company and Joe Hulihan, M.D. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on October 29, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN	Chief Executive Officer (principal executive officer) and Director	November 6, 2019
Scott Braunstein

/s/ EDWARD F. SMITH	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 6, 2019
Edward F. Smith