Form 10-K
period 2019-12-31
MARINUS PHARMACEUTICALS INC
filed 2020-03-16
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001‑36576

Marinus Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑0198082 (I.R.S. Employer Identification No.)

5 Radnor Corporate Center, Suite 500

100 Matsonford Road

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non‑accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant on the last business day of the registrant’s most recent completed second fiscal quarter (June 28, 2019) was $206,725,520, based on the closing price reported on the Nasdaq Global Market on June 28, 2019.

The total number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 12, 2020 was 86,711,035.

Documents Incorporated by Reference

Certain portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of the Stockholders , which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III, Items 10‑14 of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our ability to develop and commercialize ganaxolone;
•	the status, timing and results of preclinical studies and clinical trials;
•

enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, and the attainment of clinical trial results that will be supportive of regulatory approvals;

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

•

sources of revenue, including contributions from corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone and our product candidates;

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

PART I

Unless the context requires otherwise, any references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Marinus” refers to Marinus Pharmaceuticals, Inc. and its wholly-owned subsidiary.

Item 1. Business.

Overview

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA that is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in‑patient and self‑administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors and exhibits anti‑seizure, antidepressant and anxiolytic properties.

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

*  Programs on hold pending decision to conduct additional trials based upon regulatory interactions and funding

Status Epilepticus (SE)

Status epilepticus (SE) is a life‑threatening occurrence of continuous or intermittent seizures lasting more than five minutes in duration without recovery of consciousness. If SE is not treated immediately, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. SE patients who do not respond to first-line treatment and one second-line antiepileptic drug (AED) are classified as having refractory SE. In refractory SE, certain synaptic GABAA receptors are internalized into the neuron, and therefore are unavailable to drugs that target them, such as benzodiazepines. Refractory SE patients who fail to respond to at least two AEDs may be given an IV anesthetic to stop seizures and avoid neuronal injury. Patients who remain in SE after an attempt to wean IV anesthesia are referred to as having super refractory status epilepticus (SRSE).  We estimate the number of cases of SE in the United States and Europe to be approximately 156,000 per year, with approximately 30% - 50% progressing to refractory SE.

In September 2019, we announced positive top‑line results in our open‑label, dose‑finding Phase 2 clinical trial evaluating IV ganaxolone in patients with refractory SE. The trial enrolled 17 medically heterogeneous patients that received an infusion of IV ganaxolone (adjunctive to AEDs, which are second-line standard of care) for up to 96 hours followed by a medication taper. Patients were followed through 24 hours following the end of the taper. In addition to the target dose (713 mg/day), patients were enrolled into low dose (500 mg/day) and medium dose (650 mg/day) groups. Refractory SE patients enrolled into the trial had failed a mean of 2.1 second-line IV AEDs (a mean of 2.9 total therapies) administered at therapeutic dose levels for four hours, on average, prior to ganaxolone treatment.

Ganaxolone met the primary endpoint with no patients (n=17) progressing to IV anesthetics within 24 hours of treatment initiation. The following table summarizes efficacy data through the four-week post treatment follow-up visit:

Cohort	No escalation to IV anesthetics within 24 hrs from infusion initiation(Primary Endpoint)	Status-free through 24 hrs from infusion initiation	No escalation to additional IV AEDs or IV anesthetics for status relapse at any time through 24 hrs after ganaxolone discontinuation	No SE relapse at anytime during the 4-wk follow up period
Target (713 mg/day) (n=8)	100% (8 of 8)	88% (7 of 8)	100% (8 of 8)	100% (6 of 6)
Medium (650 mg/day) (n=4)	100% (4 of 4)	100% (4 of 4)	75% (3 of 4)	67% (2 of 3)
Low (500 mg/day) (n=5)	100% (5 of 5)	100% (5 of 5)	60% (3 of 5)	50% (1 of 2)

In addition, the median time to status cessation across all dose cohorts was five minutes. Additional long‑term data demonstrate that patients in the target dose cohort who were assessed at the end of a four-week follow up period (n=6) did not experience status relapse.  An independent retrospective central review of seizure electroencephalography (EEG) data demonstrated that there was a dose effect, with the target dose level providing sustained reductions in seizure burden (greater than 80%) throughout the entire analysis window, which we believe are consistent with the clinical assessment.

Ganaxolone had an acceptable safety and tolerability profile for the refractory SE patient population in all dose groups.  There were 10 serious adverse events (SAEs); eight were considered not related to treatment and two were considered treatment-related (TRSAEs). The TRSAEs were severe sedation in two patients that led to early ganaxolone discontinuation: one in the medium dose group on day three and one in the target dose group on day one. There were 50 adverse events (AEs), thirteen of which were treatment-related AEs (TRAEs) reported in seven patients.  The most commonly reported TRAEs were somnolence, mild hypotension and sedation.

We are preparing for an end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) in the first quarter of 2020, with the goal of commencing a Phase 3 registration study by the middle of 2020,  and completing it in the first half of 2022.

CDKL5 Deficiency Disorder (CDD)

CDD is a serious and rare genetic disorder that is caused by a mutation of the cyclin‑dependent kinase‑like 5 (CDKL5) gene, located on the X chromosome. It predominantly affects females and is characterized by early‑onset, difficult‑to‑control seizures and severe neuro‑developmental impairment. The CDKL5 gene encodes proteins essential for normal brain function. Most children affected by CDD cannot walk normally, talk, or care for themselves. Many also suffer from scoliosis, visual impairment, gastrointestinal difficulties and sleep disorders.  There are no approved therapies or treatments for CDD. Genetic testing is available to determine if a patient has a mutation in the CDKL5 gene. To our knowledge, no previous late‑stage clinical trials have been conducted in this patient population and we estimate the CDD population to be approximately 12,500 patients in the United States and Europe.

In September 2017, we announced Phase 2 results evaluating the use of oral ganaxolone in patients suffering from CDD.  Patients in the CDD cohort of the Phase 2 open-label trial in orphan pediatric epilepsies showed a median decrease of 44% (n=7) in 28-day seizure frequency from baseline in the intent-to-treat (ITT) population (primary endpoint).  Two children discontinued treatment prior to completing the 26-week treatment due to lack of efficacy.  The four patients with the largest decrease in seizures chose to continue to receive drug in an extension to the trial, and showed median 54% and 66% seizure reductions compared to the original baseline for the first six months of the extension and up to the following 12 months, respectively.  In this trial, ganaxolone was generally safe and well-tolerated with no SAEs.

In February 2020, we announced that we  have completed enrollment in a Phase 3 clinical trial (Marigold Study) evaluating the use of oral ganaxolone in children and young adults with CDD, and that the trial thus far had limited AEs, low dropout rates and the vast majority of patients are entering the open-label extension part of the trial. The Marigold Study is a global, double‑blind, placebo‑controlled, trial that has enrolled approximately100 patients between the ages of 2 and 21 with a confirmed disease‑related CDKL5 gene variant and allopregnanolone sulfate levels below a pre‑specified limit. Patients will undergo a six‑week prospective baseline period to collect seizure data, followed by a 17‑week double‑blind treatment phase. Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of oral liquid suspension three times a day and maintain that dose for the following 13‑weeks, in addition to their existing anti‑seizure treatment. Following the double‑blind treatment period, all patients that meet certain eligibility requirements will have the opportunity to receive ganaxolone in the open label phase of the trial. The primary efficacy endpoint is percent change in 28‑day seizure frequency. Secondary outcome measures include certain changes in behavior and sleep.  We plan to announce top‑line data from the trial in the third quarter of 2020.

PCDH19-Related Epilepsy (PCDH19-RE)

PCDH19‑RE is a rare and serious epileptic syndrome characterized by early‑onset seizures, cognitive and sensory impairment of varying degrees, and psychiatric and behavioral disturbances. Seizures occur in clusters lasting from several hours to days. It is caused by a mutation in the PCDH19 gene on the X-chromosome. Unlike other X-linked disorders, it selectively affects females, with very few cases reported in males. The gene encodes a protein involved in cell adhesion and is widely expressed in the central nervous system. Genetic testing is available to determine if a patient has the PCDH19 mutation. Currently, there are no therapies approved specifically for PCDH19-RE. We estimate the PCDH19‑RE population to be approximately 10,000 patients in the United States and Europe.

In September 2016, we announced Phase 2 results evaluating the use of oral ganaxolone in patients suffering from PCDH19-RE.  Patients in the PCDH19-RE cohort of the Phase 2 open-label trial in orphan pediatric epilepsies showed a median decrease of 25% (n=11) in 28-day seizure frequency from baseline in the ITT population (primary endpoint).  In this trial, ganaxolone was generally safe and well-tolerated.  Two children discontinued treatment prior to completing the 26-week treatment due to lack of efficacy and three discontinued due to an AE.   There were three SAEs, consisting of one rash and two increased seizures.

In December 2018, at the American Epilepsy Society Annual Meeting, we presented data evaluating a subgroup of patients enrolled in the PCDH19-RE cohort of the Phase 2 trial, which showed a response correlation to allopregnanolone sulfate levels.  Patients with low levels (<2,500 pg mL-1) of allopregnanolone sulfate (n=7) showed a 50% median reduction in seizures compared to patients with high levels (>2,500 pg mL-1) (n=4) who showed an 84% increase in seizure rates, supporting the potential for a biomarker-informed Phase 3 clinical trial.

In March 2019, we initiated a Phase 3 clinical trial (Violet Study) evaluating the use of oral ganaxolone in children and young adults with PCDH19‑RE. The Violet Study will enroll up to 70 patients between the ages of 1 and 17 with a confirmed PCDH19 mutation. Patients enrolled in the trial will be stratified into one of two biomarker groups based on baseline allopregnanolone sulfate levels and randomized (ganaxolone or placebo) within each stratum. The trial will consist of a 12‑week prospective baseline period to collect seizure data, followed by a 17‑week double‑blind treatment phase. Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of oral liquid suspension three times a day and maintain that dose for the following 13‑weeks. After the double‑blind period, all patients who meet certain eligibility criteria will have the opportunity to receive ganaxolone in an open label phase. The trial’s primary endpoint is percent change in 28-day seizure frequency during the double-blind treatment period relative to the 12-week prospective baseline period. We plan to announce top‑line data from the trial in the second half of 2021.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that affects many organs and causes non‑malignant tumors in the brain, skin, kidney, heart, eyes, and lungs. The condition is caused by inherited mutations in either the TSC1 gene or the TSC2 gene. TSC occurs with a frequency of 1:6,000 and a mutation is found in 85% of patients. While the disease phenotype can be extremely variable, neurologic manifestations such as epilepsy can be seen in up to 90% of TSC patients. TSC is a leading cause of genetic epilepsy, often occurring in the first year of life as either focal seizures or infantile spasms. There are currently no treatments approved specifically for TSC. We estimate the TSC population to be approximately 77,000 patients in the United States and Europe.

We are planning to conduct a Phase 2 open‑label trial to evaluate the safety and tolerability of adjunctive ganaxolone treatment in patients with TSC. This trial will be conducted at approximately six sites in the United States and enroll approximately 30 patients ages 2 to 65. We plan to begin enrollment in the second quarter of this year. Patients will undergo a four‑week baseline period followed by a 12‑week treatment period. For patients not continuing in the 24‑week open‑label extension period, a two‑week taper period will follow. The primary endpoint for this trial is percent change in 28‑day primary seizure frequency through the end of the 12‑week treatment period relative to the 4‑week baseline period.    Like PCDH19-RE, we believe there may be a rationale for evaluating our TSC results based on allopregnanolone sulfate levels as part of our efficacy analysis. We plan to initiate the Phase 2 trial in the second quarter of 2020 and complete the trial in early 2021.

Depressive Disorders

In July 2019, we announced top‑line results from Part 2 of our Phase 2 clinical trial in patients with postpartum depression (PPD) (Magnolia Study). In this part of the clinical trial, 33 patients with PPD were randomized on a 1:1 basis to receive either a six‑hour infusion of IV ganaxolone (20 mg/hr) followed by 28‑days of oral ganaxolone (900 mg once daily) (n=16) or placebo (n=17). Hamilton Rating Scale for Depression (HAM‑D17) measurements were conducted by a central rater at various time points from baseline to the end of treatment at 28 days. The primary endpoint of this trial was HAM-D17 total score change from baseline to day 29. Ganaxolone was generally safe, well‑tolerated and provided clinically meaningful reductions in HAM‑D17 scores at early time points of six hours and 24 hours after start of treatment. HAM‑D17 scores at 28 days of treatment were not different from placebo. Consistent with previous ganaxolone trials, the most common reported AEs were sedation, dizziness and somnolence. There were no SAEs, no discontinuations due to a TRAE and, consistent with prior trials, there were no reports of syncope or loss of consciousness.

In July 2019, we also announced top‑line results from our open‑label, dose‑optimization Phase 2 Amaryllis clinical trial in patients with PPD (Amaryllis Study). In this clinical trial, 14 patients received 675 mg, once-daily in the evening, for two weeks (two-week low dose group), 25 patients received 675 mg of oral ganaxolone at bedtime for 28 days (four-week low dose group) and 43 patients received 675 mg of oral ganaxolone at dinner and bedtime for two days, followed by a dinner time dose of 1125 mg once daily for the remainder of the 28‑day treatment regimen (high dose group). A fourth dose group receiving 900 mg daily in three divided doses discontinued enrollment at two patients after both experienced somnolence (neither patient prematurely discontinued treatment). The primary endpoints of this trial consisted of efficacy of ganaxolone versus placebo as assessed by change from baseline in the HAM-D17. All dose groups demonstrated reductions in HAM-D17 scores from baseline to the end of treatment.  In this trial, oral ganaxolone was generally safe and well‑tolerated with no SAEs reported and no discontinuations due to TRAEs. We believe that the results of the Amaryllis Study support further consideration of ganaxolone for clinical development in mood disorders. We have currently deferred further development of ganaxolone for the treatment of PPD in order to focus our efforts and our resources on our ongoing development of ganaxolone for SE and orphan refractory epilepsy indications.

Orphan Designations

The FDA has granted Orphan Drug Designation to ganaxolone for the treatment of SE, CDD and PCDH19-RE. Orphan Drug Designation is granted by the FDA Office of Orphan Products Development (OOPD) to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the United States. The designation provides the drug developer with a seven‑year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act (PDUFA) filing fees.

Ganaxolone Mechanism of Action

Ganaxolone is a methylated analog of the endogenous neurosteroid, allopregnanolone. Allopregnanolone exhibits potent anxiolytic, antidepressant, antiepileptic and sedative activity. Unlike allopregnanolone, ganaxolone cannot be converted to active intermediates possessing steroid hormone activity.

GABA (gamma‑aminobutyric acid) is the chief inhibitory neurotransmitter in the brain. There are two subtypes of GABA receptors, GABAA and GABAB.  Both ganaxolone and allopregnanolone bind to GABAA receptors that, when activated, permit flow of chloride ions into the neuron. This change in concentration of chloride ions results in hyperpolarization and is the basis for the inhibitory effect of GABA.  Classic GABAA  receptor-binding drugs bind only at receptors within the synapse between neurons. However, both allopregnanolone and ganaxolone also bind to extrasynaptic GABAA receptors. Synaptic GABAA receptors respond quickly to inhibit neurotransmission (phasic inhibition), while extrasynaptic GABAA receptors provide a constant baseline level of inhibition (tonic inhibition).

Activity at extrasynaptic GABAA receptors may be of particular importance for treating patients who have developed tolerance to benzodiazepines and barbiturates, such as may occur during refractory SE.

Safety Overview

Oral Safety

More than 1,600 patients have received oral treatment with ganaxolone ranging in duration from one day to more than two years using doses from 50 to 2,000 mg/day. Ganaxolone was administered in Phase 2 clinical trials to pediatric patients at doses up to 63 mg/kg/day and to adult patients at doses up to 1,875 mg/day. No drug-related deaths occurred in any of these clinical trials and the majority of AEs were not medically serious and resolved upon discontinuation of therapy.  The most common side effects with ganaxolone relate to sedation or somnolence. In the ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in the adult or pediatric populations.

IV Safety

In 2016, we completed a Phase 1 dose-escalation trial in ganaxolone IV. In this trial, we achieved dose levels targeted for efficacy in patients with PPD, SE  and other indications.  The Phase 1 clinical trial enrolled 36 patients and was designed to determine the pharmacokinetics (PK), pharmacodynamics (PD), and safety of ganaxolone IV administered as an ascending bolus dose (Stage 1) or continuous infusion (Stage 2).  Four cohorts of patients were enrolled in Stage 1 and received escalating doses of ganaxolone, and one cohort of patients was enrolled in Stage 2.

In the trial, every dose regimen of ganaxolone IV administered, either bolus or continuous infusion, was generally safe and well-tolerated, and reached targeted dose levels in a short period of time.  Following treatment, six treatment-emergent AEs were reported, all of which were mild in severity and resolved without intervention. Only headache was considered possibly related to treatment with ganaxolone IV.  No patient discontinued due to an AE and no SAEs were reported. Ganaxolone IV plasma concentrations were generally proportional to the administered dose. In addition, the continuous infusion of ganaxolone IV achieved the targeted exposure levels. Plasma exposures associated with anticonvulsant and anti-anxiety activity were reached in this trial.

In 2018, we completed Part 1 of our Magnolia Study evaluating ganaxolone IV in females with PPD.  Ganaxolone was safe and well-tolerated in all dose groups. Consistent with previous ganaxolone trials, the most common reported AEs were sedation and dizziness.  There were no SAEs reported, no discontinuations due to a TRAE and, consistent with prior trials, there were no reports of syncope or loss of consciousness.

Preclinical Pharmacology and Toxicology

We have completed preclinical safety pharmacology and toxicology testing, including reproductive toxicology on ganaxolone. Animal pharmacokinetic and in vitro studies show that ganaxolone is metabolized primarily by the Cytochrome P450, family 3, subfamily A (CYP3A) family of liver enzymes, a common route of drug metabolism. All in vitro studies have shown ganaxolone has low potential for interaction with other drugs at several multiples of observed human ganaxolone levels. Furthermore, neither ganaxolone nor its metabolites have a ketone ring at the 3-position, a requirement for hormonal activity. In binding studies, ganaxolone has no appreciable affinity for estrogen or progesterone receptors. We found no evidence of changes in blood, liver, kidney or the gastrointestinal systems indicating functional or anatomical adverse effects associated with either single- or multiple-dose treatment with ganaxolone in preclinical safety pharmacology studies, nor have we seen evidence of any end organ toxicity from human clinical trials. We have not detected potential for ganaxolone to cause cellular mutations or carcinogenicity in trials to date.

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

Our Strategy

Our mission is to maximize the value of ganaxolone as a best‑in‑class therapy for rare seizure disorder indications through development of multiple formulations for oral and IV administration. The key elements of our strategy include the following:

•Pursuing hospital‑based rare and underserved indications for ganaxolone.  We believe that hospitalized SE patients who do not respond to available first- and second-line treatment options are significantly underserved with severely limited treatment options and are at high risk of morbidity and mortality. Due to its activity at extrasynaptic GABAA receptors, ganaxolone may provide a therapeutic benefit to patients as second-line therapy for patients refractive to benzodiazapines. To that end, and based on our recent Phase 2 trial results, we plan to conduct a Phase 3 trial in SE patients and may in the future study similar and other hospital‑based patient populations that could benefit from ganaxolone’s mechanism of action. If our clinical trials are successful, we may in-license complementary assets to leverage our development and commercial investments.

•Pursuing orphan, genetic epilepsy indications for ganaxolone.  Within epilepsy, there are several patient populations where we believe a genetic marker associated with the syndrome has been linked to deficits in GABAergic signaling. Based on our clinical data, we believe that increasing GABAergic tone with ganaxolone could provide benefits and that treatments for these small populations have the potential for more efficient paths through clinical development, regulatory approval and commercialization. In addition to CDD, PCDH19‑RE, and TSC, we may in the future develop ganaxolone in one or more additional rare refractory epilepsy indications affecting approximately 90,000 patients in the United States with a genetic marker and/or the presence of a biomarker for identifying potential responders. We may also seek to in-license complementary products to leverage development and commercial investment if we elect to commercialize ganaxolone for these indications, if approved.

•Pursuing targeted depression and other neuropsychiatric disorder indications for ganaxolone.  Due to its mechanism of action, we believe ganaxolone has potential for therapeutic benefit in a variety of targeted neuropsychiatric disorders. Data from preclinical studies and clinical trials demonstrate that treatment with ganaxolone could benefit patients with depression, anxiety, mood, sleep and other neuropsychiatric disorders. We believe our top‑line results from Phase 2 clinical trials in PPD, CDD, PCDH19‑RE and Fragile-X Syndrome (FXS) patients support this hypothesis. We may also explore development of ganaxolone in other targeted depression‑related, neuropsychiatric conditions. We have currently deferred further development of ganaxolone for the treatment of depression and other neuropsychiatric disorders in order to focus our efforts and our resources on our ongoing development of ganaxolone for SE and orphan refractory epilepsy indications.

•Building on our product pipeline.  We intend to expand and diversify our product pipeline through further development of ganaxolone in additional indications and/or acquisition of additional drug candidates that fit our business strategy. In addition, we may expand the targeted indication footprint and explore new potential formulations for our ganaxolone franchise.

Intellectual Property

The proprietary nature of and protection for our product candidates, discovery programs and know-how are important to our business. We have sought patent protection in the United States and internationally for ganaxolone synthetic methods and ganaxolone nanoparticles, which are used in oral solid, oral liquid, and IV dose formulations, other injectable ganaxolone formulations, and methods of treatment using ganaxolone formulations. Our policy is to pursue, maintain and defend patent rights whether developed internally or licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business.

The basis of our intellectual property for ganaxolone nanoparticle formulations was the discovery of a novel composition of ganaxolone nanoparticles and complexing agents that deliver consistent exposure and improved stability of ganaxolone. This discovery resulted in the issuance of our United States and foreign patents, which cover ganaxolone nanoparticle formulations and the use of these formulations for treating seizure disorders. Our patent portfolio for ganaxolone nanoparticle formulations contains eight United States patents, one pending United States patent application, and corresponding foreign patents and patent applications directed to solid and liquid ganaxolone formulations and methods for the making and use thereof. These patents expire in 2026, excluding possible patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act) or for possible pediatric regulatory exclusivity. Corresponding foreign patents have been granted in Australia, Canada, China, Eurasia, India, Israel, Japan, Mexico, South Africa, New Zealand, Singapore and South Korea. We have not out-licensed any rights to practice these patents in any of these territories. Pursuant to our agreement with Domain Russia Investments Limited (DRI), we assigned DRI patent rights, which rights were subsequently assigned to NovaMedica LLC (NovaMedica), along with the rights to develop and commercialize ganaxolone in Russia and certain other eastern European nations.

Our patent portfolio also contains patents issued in Australia, Canada, China, Europe, Hong Kong, India, Israel Japan, Mexico, New Zealand, South Korea, and the United States covering our novel and cost effective ganaxolone synthesis process, which expire in 2030, excluding possible patent term extension under the Hatch-Waxman Act, or for possible pediatric regulatory exclusivity. The European patent has been validated in seven European Patent Organisation member states A corresponding foreign patent application is pending in Brazil.

We filed two provisional applications in 2015 directed to IV ganaxolone formulations and methods of using these formulations to treat refractory epileptic seizures and other disorders.  Both of these patents have been converted to US non-provisional applications with corresponding Patent Cooperation Treaty (PCT) applications.  These PCT applications have entered the national stage in Australia, Canada, China, Europe, India, Israel, Japan, and South Africa.

If granted, these patents will expire in 2036, excluding possible patent term extension under the Hatch-Waxman Act or other similar provisions available outside the US that provide patent term extension for regulatory delays.  We filed two provisional applications in 2016 directed to additional methods of treatment using our IV formulations.  In 2017 we converted one of these applications to a US non-provisional application. This patent has issued.  A continuation application to this patent has also been allowed.  This patent and the patent for its continuation application will expire in 2037. We converted the other to a PCT application, which has subsequently entered the national stage with applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Africa, the United States, and Vietnam.  If subsequently granted, the patents from these applications will expire in 2037.  We filed a provisional application directed to sustained release injectable ganaxolone formulations in 2017, which was converted to a PCT application in 2018.  This PCT application has entered the national stage in Australia, Canada, Europe, Israel, India, Mexico, New Zealand, Russia, South Korea, South Africa, the United States, and Vietnam.  If issued, patents from these applications will expire in 2038.  We filed a provisional application directed to ganaxolone use in prophylaxis and treatment of postpartum depression in 2018.  If converted to a non-provisional application and subsequently granted, the patent from this application will expire in 2039.

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

The term of a patent that covers an FDA-approved drug may be eligible for patent term extension, which provides patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions, where available, on patents covering those products in the respective jurisdictions.

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

Licenses and Collaborations

CyDex

In March 2017, we entered into a License Agreement and a Supply Agreement with CyDex Pharmaceuticals, Inc. (CyDex).  Under the terms of the License Agreement, CyDex has granted us an exclusive license to use CyDex’s Captisol drug formulation system and related intellectual property in connection with the development and commercialization of ganaxolone in any and all therapeutic uses in humans, with some exceptions.

As consideration for this license, we paid an upfront fee and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones.  We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales. As of December 31, 2019, we have not met any additional milestones under the License Agreement and have not made any additional payments to CyDex other than the upfront fee.

Under the terms of the Supply Agreement, we are required to purchase all of our requirements for Captisol with respect to ganaxolone from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

NovaMedica

In December 2012, we entered into a Technology Transfer Agreement (Transfer Agreement) with DRI. Pursuant to the Transfer Agreement, in exchange for a payment of $100,000, we assigned to DRI certain patents and patents applications in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan (the Covered Territory), and granted to DRI an exclusive, royalty-free, irrevocable and assignable license under our know-how to develop and commercialize ganaxolone and other products that would infringe our patent rights or use our know-how (the Covered Products) in the Covered Territory, in the field of uses for any human or animal disease or condition excluding the treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage or described in terms of such damage (the Field). DRI subsequently transferred all of its rights and obligations under the Transfer Agreement to NovaMedica. Under the terms of the Transfer Agreement, NovaMedica, or its permitted transferees or assignees, has the exclusive right within the Covered Territory to manufacture the Covered Products solely for development and commercialization in the Covered Territory in the Field. Until the first commercial sale of a Covered Product within the Covered Territory, NovaMedica will have the right to purchase supplies of the Covered Product from us on a cost-plus basis, subject to certain limitations. The Transfer Agreement also provides that we will enter into the Supply Agreement with NovaMedica to supply ganaxolone and/or Covered Product for development in the Covered Territory at a future date.

In June 2013, we entered into a Clinical Development and Collaboration Agreement (the Collaboration Agreement) with NovaMedica, pursuant to which we agreed to assist NovaMedica in the development and commercialization of Covered Products in the Covered Territory in the Field. The Collaboration Agreement requires the formation of committees consisting of our representatives and NovaMedica representatives to oversee the general development, day-to-day development work and commercialization of Covered Products in the Field in the Covered Territory. NovaMedica is required to reimburse us for any out-of-pocket expenses incurred by us in providing this assistance, except for expenses incurred in our participation on the joint committees. Pursuant to the Collaboration Agreement and the Transfer Agreement, we have agreed to use commercially reasonable efforts to include sites in the Russian Federation in our clinical trial programs for the first indications of the Covered Products at our sole expense. Under the Transfer Agreement, at least 36 months prior to the first commercial sale of a product candidate in the Covered Territory, the parties have agreed to negotiate in good faith a supply agreement pursuant to which we or a third party contract manufacturer authorized by us to manufacture and supply the Covered Products, will supply needed quantities of Covered Product to NovaMedica solely for commercialization of Covered Products in the Covered Territory, on commercially fair and reasonable terms. Such purchases will be made on a cost-plus basis. The

Collaboration Agreement expires on the earlier of three years following the first commercial sale of a product candidate in the Covered Territory or the termination of the Transfer Agreement. NovaMedica also has the right to terminate the Collaboration Agreement at any time at its convenience upon 90 days’ prior written notice.

Purdue Neuroscience Company (Purdue)

In September 2004, we entered into a license agreement with Purdue, which was amended and restated in May 2008, that granted us exclusive rights to certain know-how and technology relating to ganaxolone, excluding the field of treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage or described in terms of such damage. The agreement contains a right by us to sublicense subject to prior written approval by Purdue and we have sublicensed our licensed rights to NovaMedica for the Covered Territory. We are obligated to pay royalties as a percentage in the range of high single digits up to 10% of net product sales for direct licensed products, such as ganaxolone. The obligation to pay royalties expires, on a country-by-country basis, ten years from the first commercial sale of a licensed product in each country. Upon commercialization, we estimate the in‑licensed technology would result in us paying royalties to Purdue in the low single digits as a percentage of sales. Other payment obligations may be triggered if we successfully partner our product candidates with third parties. In addition, the agreement also requires that we pay Purdue a percentage in the mid-single digits of the non-royalty consideration that we receive from a sublicensee and a percentage in the twenties of milestone payments received from sublicensees for indications other than seizure disorders and vascular migraine headaches not associated with mood disorders. Under the license agreement, we are committed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

Competition

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change. While we believe that our development experience and scientific knowledge provide us with competitive advantages, we face competition from both large and small pharmaceutical and biotechnology companies, specifically from companies that treat rare seizure disorders.

There are a variety of available therapies marketed for rare seizure disorders. In many cases, these products are administered in combination to enhance efficacy or to reduce side effects. Some of these drugs are branded and subject to patent protection, some are in clinical development and not yet approved, and others are available on a generic basis. Many of these approved drugs are well established therapies or products and are widely accepted by physicians, patients and third-party payers. Insurers and other third-party payers may also encourage the use of generic products. More established companies have a competitive advantage over us due to their greater size, cash flows, established commercial infrastructure and institutional experience. Compared to us, many of our competitors have significantly greater financial, technical and human resources.

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

SE

SE patients generally are treated with benzodiazepines as first-line treatment.  When benzodiazepines are not effective the patients are in established SE (ESE) and are treated with various second-line IV AEDs, such as levetiracetam, fosphenytoin, lacosamide, or valproate.  In 2019, a multicenter, randomized clinical trial (Established Status Epilepticus Treatment Trial; ESETT) was conducted by a group of academic investigators and was designed to evaluate the effectiveness of second-line IV AEDs in ESE.  In this trial, the efficacy of levetiracetam, fosphenytoin, or valproate was evaluated in convulsive ESE patients.  It was reported that levetiracetam, fosphenytoin, and valproate were effective at stopping SE in 47%, 45%, and 46% of the patients, respectively. When second-line AEDs are not effective, refractory SE patients are generally placed in a medically-induced coma under IV anesthesia in an attempt to stop the seizures and prevent further damage to the brain and death.  Patients on third-line IV anesthesia are at higher risk for anesthesia-associated morbidities, such as infection, and have 2.9 times greater mortality rate.  In addition, patients on IV anesthetics for SE treatment have increased lengths of stays in the hospital and ICU resulting in increased healthcare utilization. To our knowledge, there are no treatments indicated for refractory SE,  and there are no other companies currently conducting clinical trials in SE patients.

CDD, PCDH19-RE and TSC

There are no drugs approved specifically for the treatment of CDD and PCDH19-RE and one drug approved for the treatment of seizures associated with TSC, Novartis Pharmaceuticals Corp.’s Afinitor DISPERZ® (everolimus tablets for oral suspension).  In addition, GW Pharmaceuticals plc filed a Supplemental New Drug Application (sNDA) in December 2019 for EPIDIOLEX® (cannabidiol) in the treatment of seizures associated with TSC following reporting Phase 3 pivotal trial results in May 2019.  CDD, PCDH19-RE and TSC patients are typically prescribed drugs approved for epileptic seizures, which often fail to control seizures in these patient populations.  To our knowledge, there is only one other company with a drug in active development for the treatment of CDD (Ovid Therapeutics, Inc.’s OV935), no other ongoing clinical trials in PCDH19-RE, and no other ongoing clinical trials in TSC.

Manufacturing

Manufacturing of drugs and product candidates, including ganaxolone, must comply with FDA current good manufacturing practice (cGMP) regulations. Ganaxolone is a synthetic small molecule made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations  (CMOs) to supply our clinical trials. We have an internal quality program and have qualified and signed quality agreements with our major CMOs. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of ganaxolone’s active pharmaceutical ingredient and finished product will be capable of providing sufficient quantities of each to meet our clinical trial supply needs. Other CMOs may be used in the future for clinical supplies and, subject to approval, commercial manufacturing.

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

Ganaxolone is currently formulated for oral solid, oral liquid and IV administration.  In addition, we are evaluating various formulation approaches to improve ganaxolone’s oral drug properties.

Commercial Operations

If we obtain FDA approval for ganaxolone, we intend to build sales and marketing infrastructures to reach high prescribing neurologist, critical care, epilepsy specialists and other target physician populations in the United States. We believe a focused sales and marketing organization could be leveraged to market ganaxolone across multiple epilepsy, neurology or psychiatry indications if we are able to obtain regulatory approval for those other indications. We may seek co-promotion partners for our sales efforts to reach other United States physician groups, such as primary care physicians. We believe that there could also be significant market opportunities for ganaxolone in epilepsy and other neurological and psychiatric conditions outside of the United States. In order to capitalize on such opportunities, we plan to seek collaborations with pharmaceutical companies that have greater reach and resources by virtue of their size and experience in the field.

Government Regulation

As a clinical stage pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act (the FDC Act) and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, packaging, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our product candidates in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. In addition, some significant aspects of regulation in the European Union (EU) are addressed in a centralized way through the European Medicines Agency (EMA), but country-specific regulation also remains in many essential respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources in order to be successful.

United States Government Regulation

The FDA is the main agency that regulates pharmaceuticals in the United States, and its regulatory authority is based in the FDC Act. Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply with applicable requirements during the product development, approval, or post-approval periods may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board (IRB) of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required before a new drug may be marketed in the United States generally include:

•

completion of preclinical laboratory tests and animal studies in compliance with the FDA’s good laboratory practice (GLP) regulations, as applicable, including pharmacology and formulation studies to develop detailed information relating to the product’s chemistry, manufacturing and controls;

•	submission to the FDA of an Investigational New Drug application (IND) to support human clinical trials;
•	approval by an IRB at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled clinical trials in accordance with federal regulations, including requirements for good clinical practices (GCPs) to establish the safety and efficacy of the investigational product candidate for each targeted indication;

•	submission of a new drug application (NDA) to the FDA;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	satisfactory completion of an FDA inspection of clinical trial sites to ensure compliance with GCPs, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate; and

•	FDA review and approval of the NDA.

The preclinical and clinical testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Clinical Trials

An IND is a request for authorization from the FDA to administer an investigational product candidate to humans. A 30-day waiting period after the initial submission of an IND is required prior to the commencement of clinical testing in humans. If the FDA has not raised concerns or questions about the proposed clinical testing and placed the IND on clinical hold within this 30-day period, the clinical trial proposed in the IND may initiate. If an IND has been placed on clinical hold, the sponsor must resolve the FDA’s outstanding concerns or questions before clinical trials can begin.

Clinical trials involve the administration of the investigational product candidate to subjects under the supervision of qualified investigators in accordance with GCPs, which are requirements meant to protect the rights and health of subjects and to assure the quality, reliability and integrity of data collected in clinical trials. Clinical trials are conducted under protocols that detail, among other things, the subject inclusion and exclusion criteria, the dosing regimen, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated.  Each protocol involving testing on United States subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required, and an IRB at each site where the trial is conducted must approve the trial. The IRB must monitor the trial until completed. There are also requirements governing the registration of ongoing clinical trials and the reporting of clinical trial results to public registries.

The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

•

Phase 1.  Phase 1 includes the initial introduction of an investigational product candidate into humans. Phase 1 trials generally are conducted in healthy volunteers but in some cases are conducted in patients with the target disease or condition. These trials are designed to evaluate the safety, metabolism, pharmacokinetic properties (PKs) and pharmacologic actions of the investigational product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 trials, sufficient information about the investigational product candidate’s PKs and pharmacological effects may be obtained to permit the design of Phase 2 trials. The total number of participants included in Phase 1 trials varies, but is generally in the range of 20 to 80.

•

Phase 2.  Phase 2 includes the controlled clinical trials conducted in patients with the target disease or condition, to determine dosage tolerance and optimal dosage, to identify possible adverse side effects and safety risks associated with the product candidate, and to obtain initial evidence of the effectiveness of the investigational product candidate for a particular indication. Phase 2 trials are typically well-controlled, closely monitored, and conducted in a limited subject population, usually involving no more than several hundred participants.

•

Phase 3.  Phase 3 trials are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate, and to provide an adequate basis for drug approval. Phase 3 trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase 3 trials to demonstrate the efficacy and safety of the drug; however, the FDA may find a single Phase 2 or Phase 3 trial with other confirmatory evidence to be sufficient in rare instances, particularly in an area of significant unmet medical need and if the trial design provides a well-controlled and reliable assessment of clinical benefit.

•

Phase 4. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the product. Such post-approval trials are typically referred to as Phase 4 clinical trials.

Clinical trials may not be completed successfully within a specified period of time, if at all. The decision to terminate development of an investigational product candidate may be made by either a health authority, such as the FDA, or IRB/ethics committees, or by a company for various reasons. The FDA may order the temporary, or permanent, discontinuation of a clinical trial, which is referred to as a clinical hold, at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee or data safety monitoring board. Such a group provides recommendations to the sponsor for whether or not a trial may move forward at designated check points, based on limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or subjects are being exposed to an unacceptable health risk. In addition, there are requirements for the registration of ongoing clinical trials of product candidates on public registries and the disclosure of certain clinical trial results and other trial information after completion.

A sponsor may be able to request a special protocol assessment (SPA) the purpose of which is to reach agreement with the FDA on the design and size of certain clinical trials or animal studies that will adequately address scientific and/or regulatory requirements that could support marketing approval. A sponsor may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the regulatory record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product candidate was identified after the testing began. An SPA is not binding if new circumstances arise, and there is no guarantee that a trial will ultimately be adequate to support an approval even if the trial is subject to an SPA.

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

In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Applications for standard review product candidates are reviewed within ten months of FDA’s acceptance for filing. An accelerated six-month review can be given to applications that meet certain criteria. The FDA can extend the review period by three months, or potentially longer, to consider certain late-submitted information or information intended to clarify information provided in the initial submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. FDA Advisory Committee meetings are often held for New Chemical Entities (NCEs), novel indications, or for applications that otherwise present scientific, technical, or policy questions on which the agency believes it would benefit from the perspectives of outside experts. An advisory committee meeting includes a panel of independent experts, including clinicians and other scientific experts, who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and prior FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Compounds that have a potential for patient dependence and abuse are classified as controlled substances under the Controlled Substances Act and similar state and foreign laws. In the United States, for new chemical entities under development for therapeutic use, FDA makes recommendations about whether a drug should be scheduled as a controlled substance, and the Drug Enforcement Administration (DEA) makes the final determination.  In the case of a new drug approved by the FDA, the final DEA scheduling determination generally occurs several months, and in some cases longer, after FDA approval of the NDA.  Drugs that are scheduled as controlled substances are subject to stringent regulatory requirements, including requirements for registering manufacturing and distribution facilities, security controls and employee screening, recordkeeping, reporting, product labeling and packaging, import and export.  There are five federal schedules for controlled substances, known as Schedule I, II, III, IV and V. The regulatory requirements that apply to a drug vary depending on the particular controlled substance schedule into which a drug is placed, based on consideration of its potential for dependence and abuse and its medicinal uses. Schedules I and II contain the most stringent restrictions and requirements, and Schedule V the least.  For all controlled substances, there are potential criminal and civil penalties that apply for the failure to meet applicable legal requirements, and healthcare professionals must have special DEA licenses in order to prescribe controlled substances.

Breakthrough Therapy Designation

In the United States, FDA may grant breakthrough therapy designation to a drug candidate if preliminary clinical evidence indicates that the therapy may offer substantial improvement on a clinically significant endpoint over existing options for patients with a serious condition.  Features of breakthrough therapy designation include intensive guidance to ensure that the design of clinical trials are as efficient as practicable,  increased involvement of senior managers and experienced review staff and where appropriate, a cross-disciplinary project lead assigned to the FDA review team, and rolling review of the NDA.  Breakthrough designation can be requested with the IND or ideally no later than the end-of-Phase 2 meeting.

Fast Track Designation

Fast Track is a designation by the FDA of an investigational drug that is intended to treat a serious condition and for which nonclinical or clinical data demonstrate the potential to address an unmet medical need. The request for fast track designation can be initiated with the IND or ideally no later than the pre-NDA/BLA meeting.  Features of fast track designation include more frequent meetings and interactions with FDA to expedite development and review, including to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, and a rolling review of the NDA/BLA.

Priority Review

Based on results of the Phase 3 clinical trials submitted in an NDA, upon the request of an applicant, a priority review designation may be granted to a product by the FDA, which sets the target date for FDA action on the application at six months from FDA acceptance for filing. Priority review may be granted where a product is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, diagnosis or prevention of the serious condition. If criteria are not met for priority review, the standard FDA review period is ten months from FDA acceptance for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Post-Approval Regulation

After regulatory approval of a drug is obtained, a sponsor is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, as a holder of an approved NDA, a sponsor is required to report adverse reactions and production problems to the FDA, provide updated safety and efficacy information, and comply with advertising and promotional labeling requirements.

Manufacturing must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP.  In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented.  FDA regulations also require investigation and correction of any deviations from cGMP and impose manufacturing documentation requirements.  Accordingly, sponsors must continue to expend time, money and effort to maintain quality control and compliance with cGMP.  We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of ganaxolone. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses—that is, uses not approved by the FDA and therefore not described in the drug’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. In general, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the United States Department of Justice (DOJ) or the Office of the Inspector General of the United States Department of Health and Human Services (HHS OIG), as well as state authorities. Enforcement action could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings, contraindications, or limitations of use, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

The Hatch-Waxman Amendments to the FDC Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be referenced by potential generic competitors in support of approval of an abbreviated new drug application (ANDA) or 505(b)(2) application. An ANDA provides for marketing of a drug product that has the same active ingredients, generally in the same strengths and dosage form, as a referenced listed drug (RLD) and has been shown through PK testing to be bioequivalent to the RLD. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical studies or clinical trials to prove the safety or effectiveness of their drug product. 505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the reference drug and contains full safety and effectiveness data, but at least some of this information comes from studies not conducted by or for the applicant and to which the applicant does not have a right of reference. Drugs approved through an ANDA are commonly referred to as “generic equivalents” and can often be substituted by pharmacists under prescriptions written for the RLD, depending on applicable state laws.

The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the reference product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA or 505(b)(2) applicant may also elect to submit a statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding a patented method of use or use covered by regulatory exclusivity. If the applicant does not challenge the listed patents by filing a certification that the listed patent is invalid or will not be infringed by the new product, the ANDA or 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earliest of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the reference product has expired.

Marketing Exclusivity

Upon NDA approval of a new chemical entity, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot approve any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change. An ANDA may be submitted one year before five-year marketing exclusivity expires if a Paragraph IV certification is filed. In this case, the 30-month stay, if applicable, runs from the end of the five-year marketing exclusivity period.

In the EU, if a medicinal product contains a new active substance, which has never been approved in a medicinal product in the EU before, as well as in certain other circumstances, a medicinal product may enjoy a period of eight plus two years of regulatory data protection and market exclusivity. During the first eight years, no generic company may refer to the data used by the innovator to obtain a marketing authorization. After eight years, generics may reference the innovator data, but generic medicinal products may only be placed on the market after a total of ten years. Approval of a new indication will not result in a separate additional period of regulatory data protection and market exclusivity. If, however, during the first eight years after initial marketing authorization, a new indication is approved which is considered by the competent authorities to be of significant clinical benefit in comparison to existing therapies, this would result in one additional year of market exclusivity, in addition to the initial eight plus two years. Such significant clinical benefit would generally have to be supported by comparative clinical trials.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between an effective IND and NDA submission—and all of the review phase—the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

Many other countries also provide for patent term extensions or similar extensions of patent protection for pharmaceutical products. For example, in Japan, it may be possible to extend the patent term for up to five years and in the EU, it may be possible to obtain a supplementary protection certificate that would effectively extend patent protection for up to five years.

In the EU, if pediatric studies are conducted in accordance with a pediatric investigation plan, which was previously agreed upon with the EMA, it may be possible to obtain an extension of a supplementary protection certificate of up to six months. This pediatric extension would not be available if the product is an orphan medicinal product. The extension would also not be available if one additional year of market exclusivity was granted for a new pediatric indication on the basis of the results of pediatric studies conducted in compliance with an agreed pediatric investigation plan.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (FCPA) prohibits any United States individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

European and Other International Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a request for a clinical trial authorization (CTA) much like the IND prior to the commencement of human clinical trials. In the EU, for example, a request for a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA request is approved in accordance with a country’s requirements, clinical trial development may proceed. The conduct of a clinical trial in the EU must comply with regulatory requirements, the details of which may vary per EU Member State. In addition, when conducting a clinical trial in the EU, the processing of personal data, including pseudonymized data, would have to comply with the EU General Data Protection Regulation (GDPR). The GDPR imposes strict obligations on the processing of personal data, including relating to the transfer of personal data to third countries such as the US. The competent authorities of the EU Member States may impose significant financial penalties in the event of violation of the GDPR.

To obtain regulatory approval to commercialize a new drug under EU regulatory systems, we must submit a marketing authorization application (MAA). MAAs can be submitted to the EMA through a centralized procedure, resulting in one marketing authorization valid throughout the EU (27 EU Member States as well as in Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain products, such as orphan medicinal products or product with a new active substance for certain therapeutic indications and is optional for certain other products, such as products that contain a new active substance that has not previously been approved in a medicinal product in the EU. Alternative MAA routes in the EU are the decentralized procedure in which it is possible to request marketing authorization in a selection of various EU Member States, the national procedure in which a marketing authorization is requested for one EU Member State only or the mutual recognition procedure in which marketing authorization in one or more EU Member States is requested on the basis of a prior marketing authorization in another EU Member State.

For other countries outside of the EU, such as countries in Eastern Europe, Russia, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Internationally, clinical trials are generally required to be conducted in accordance with GCP, applicable regulatory requirements of each jurisdiction and the medical ethics principles that have their origin in the Declaration of Helsinki.

Small Medium Enterprise (SME) designation

In the EU, small medium enterprise designation (SME) can be granted to non-subsidiary, independent firms which employ fewer than 250 employees to promote innovation and the development of new medicinal products by smaller companies. The criteria for designation is dependent on staff headcount, either turnover or balance sheet total and the ownership structure, including any partnership or linkage.  Benefits of SME designation include direct assistance on regulatory aspects of the pharmaceutical legislation, help navigating the array of services available, fee exemptions and reductions for pre- and post-authorization regulatory procedures, assistance with translations of product information into all official EU languages, guidance on clinical data publication and a free redaction tool license, liaison with academic investigators in pediatric-medicine research through the European Network of Pediatric Research at the EMA and workshops and training sessions.  In October 2017, we received SME designation in the EU.

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

Orphan Drug Designation

The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or, if the disease or condition affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products assesses applications for orphan designations after which the European Commission may grant Orphan Drug Designation. In the EU, orphan designation is granted if it is established that a medicinal product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life- threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug. In order to obtain orphan designation in the EU, it must in addition be established that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in the EU or if such method exists, that the medicinal product will be of significant benefit to those affected by the condition.

In the United States, Orphan Drug Designation may confer eligibility for financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

In the EU, Orphan Drug Designation also entitles a party to financial incentives such as reduction of fees or fee waivers, protocol assistance, a type of scientific advice specific for designated orphan medicinal products and ten years of market exclusivity is granted following marketing authorization. This period may be reduced to six years if the Orphan Drug Designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the orphan exclusivity period, the competent authorities in the EU may not accept a marketing authorization application for a similar medicinal product for the same therapeutic indication.

In the EU, if pediatric studies are conducted in accordance with a pediatric investigation plan, which was previously agreed upon with the European Medicines Agency, it may be possible to obtain an extension of orphan market exclusivity of two years, resulting in a total orphan market exclusivity period of twelve years.

Orphan drug designation must be requested before submission of an application for marketing approval. Orphan drug designation does not change the scientific/medical standards for approval or the quality of evidence necessary to support approval, or shorten the duration of the regulatory review and approval process.

Accelerated Review (EU)

Under the Centralized Procedure in the EU, the maximum timeframe for the evaluation of a MAA is 210 days (excluding “clock stops,” when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, which should be justified on a case-by-case basis. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days.

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the Affordable Care Act), has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act has impacted pre-existing government healthcare programs and resulted in the development of new programs. For example, the Affordable Care Act provides for Medicare payment for performance initiatives and improvements to Medicare physician quality reporting system and feedback program.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any covered entity engaged in manufacturing or importing certain branded prescription drugs and biological products, apportioned among such entities in accordance with their respective market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13.0% of the average manufacturer price (AMP), for most branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•

a new prescription drug benefit for Medicare recipients (Medicare Part D), coverage gap discount program, in which manufacturers must agree to offer 70.0% (as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered outpatient drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the types of entities eligible for participation in and discounts under the Public Health Service 340B drug pricing program;
•

new requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to physicians and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare  & Medicaid Services (CMS), to be required by March 31, 2014, and by the 90th day of each subsequent calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•

a mandatory nondeductible payment for employers with 50 or more full-time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents, beginning in 2016.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation.  For example, the Tax Cuts and Jobs Act (the Tax Act), enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2029 unless additional Congressional action is taken.  Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that the Affordable Care Act will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further state and federal healthcare reform measures adopted in the future, any of which could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

In addition, Medicare Part D and further legislation may limit payments for pharmaceuticals such as the product candidates that we are developing.  While government payment pursuant to Medicare Part D for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. The EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for ganaxolone from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Other Healthcare Laws and Compliance Requirements

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration (anything of value), directly or indirectly, in cash or in kind, to induce or in return either for the referral of an individual for, or for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs.  In October 2019, the federal government published a proposed regulation creating new safe harbors for, among other things, certain value-based arrangements and patient engagement tools, and that modifies and clarifies the scope of existing safe harbors for warranties and personal service agreements.  The impact of the proposed regulation on our current or contemplated operations is not clear even if the proposed regulation is finalized. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Such private individuals may share in amounts paid by the entity to the government in recovery or settlement. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non‑government health benefit programs.

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations  (collectively, HIPAA) imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services.

The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

Also, many states have analogous fraud and abuse statutes or regulations, such as state anti-kickback and false claims laws, that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.  Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.  Other state laws require posting of information relating to clinical trials and their outcomes.  Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs.  Other states require identification or licensing of sales representatives.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, numerous other federal and state laws and regulations govern privacy and security, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (CCPA)), many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.

In California, the CCPA took effect on January 1, 2020.  The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

In addition to the foregoing requirements, we expect to participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, if we successfully commercialize one or more products for which we receive regulatory approval, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we would have to report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.  Our failure to comply with these price reporting and rebate payment obligations if we participate in the program could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (HRSA) requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The Affordable Care Act expanded the list of covered entities to include certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize one or more products for which we receive regulatory approval. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B.

In order to be eligible to have our products that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also would have to participate in the U.S. Department of Veterans Affairs (VA), Federal Supply Schedule (FSS), pricing program. As part of this program, we would be obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP) to four federal agencies (VA, U.S. Department of Defense (DOD), Public Health Service, and U.S. Coast Guard).

The FCP is based on the Non-Federal Average Manufacturer Price (Non-FAMP), which we would be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements. For additional information regarding obligations under federal health care programs, refer to the risk factor entitled “If we participate in the Medicaid Drug Rebate Program and fail to comply with our reporting and payment obligations under that program or other governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Annual Report on Form 10-K.

In the United States our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (for example, the OIG), the DOJ and individual United States Attorney offices within the DOJ, and state and local governments.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $43.0 million and $28.4 million in 2019 and 2018, respectively.

Employees

As of December 31, 2019, we had 40 full-time employees and three part-time employees. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions.

Corporate Information

We were incorporated in Delaware in August 2003. Our principal executive offices are located at 5 Radnor Corporate Center, Suite 500, 100 Matsonford Rd, Radnor, Pennsylvania 19087 and our telephone number is (484) 801-4670. Our website address is www.marinuspharma.com. The inclusion of our website address is, in each case, intended to be an inactive textual reference only and not an active hyperlink to our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We make available free of charge on our website, Form 10-Ks, Form 10-Qs, Form 8-Ks and amendments to those reports as soon as reasonably practicable after filing with or furnishing to the Securities and Exchange Commission (SEC).

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. The occurrence of any of the following risks and uncertainties, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations or prospects. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Risks and uncertainties of general applicability and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We have incurred significant operating losses since our inception, including a net loss of $54.1 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $235.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have not generated any revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.

We have no products approved for commercial sale and have not generated any revenue from sales of any of our product candidates, and we do not know when, or if, we will generate revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize ganaxolone or other product candidates that we may develop, in-license or acquire in the future. Even if we obtain regulatory approval for ganaxolone, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales of ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

•

successfully complete clinical development activities, including enrollment of clinical trial participants, completion of the necessary clinical trials and attainment of clinical trial results that will support regulatory approvals;

•	complete and submit NDAs to the FDA and obtain regulatory approval for indications for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
•	make or have made commercial quantities of our products at acceptable cost levels;
•	develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves in the markets in which we choose to commercialize on our own;
•	find suitable partners to help us market, sell and distribute our approved products in other markets;
•	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers;
•	launch and commercialize product candidates for which we obtain regulatory approval;
•	obtain market acceptance of our product candidates as viable treatment options;
•	address any competing technological and market developments;
•	implement additional internal systems and infrastructure, as needed;
•	identify and validate new product candidates;
•	negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with product development, including that ganaxolone may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, domestic or foreign, to perform clinical trials or other studies in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for ganaxolone, we anticipate incurring significant costs associated with commercializing ganaxolone.

Even if we are able to generate revenue from the sale of ganaxolone or any future commercial products, we may not become profitable and will need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, and we are not successful in obtaining additional funding, then we may be unable to continue our operations at planned levels, or at all, which would likely materially and adversely affect our business and the market price of our common stock.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and commercialization of ganaxolone.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical and regulatory development of ganaxolone and, if approved, commercialize ganaxolone. We will require additional capital for the further development, regulatory submission and potential commercialization of ganaxolone and may also need to raise additional funds sooner should we choose to accelerate development of ganaxolone. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our cash, cash equivalents and investments as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

•	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
•	effects of competing technological and market developments;
•	costs and timing of the implementation of commercial-scale manufacturing activities; and
•	costs and timing of establishing sales, marketing and distribution capabilities for ganaxolone or any other product candidates for which we may receive regulatory approval.

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised.  Failure to progress our product development or commercialization of ganaxolone as anticipated will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms, if at all, and the value of the enterprise, which could require us to, among other things:

•	significantly delay, scale back or discontinue the development or commercialization of ganaxolone or one or more of our other research and development initiatives;
•

seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•	sell or license on unfavorable terms our rights to ganaxolone or one of our future product candidates that we otherwise would seek to develop or commercialize ourselves; or
•	seek bankruptcy protection.

Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements and other strategic transactions and funding opportunities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include liens or restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to ganaxolone or any other future product candidates in particular countries, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market ganaxolone or any other future product candidates that we would otherwise prefer to develop and market ourselves.

We intend to expend our limited resources to pursue our sole clinical stage product candidate, ganaxolone, and may fail to capitalize on other indications, technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to ganaxolone, which concentrates the risk of product failure in the event ganaxolone proves to be ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities for other technologies or product candidates that later could prove to have greater commercial potential. We may be unable to capitalize on viable commercial products or profitable market opportunities as a result of our resource allocation decisions. Our spending on proprietary research and development programs relating to ganaxolone may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for ganaxolone, we may relinquish valuable rights to ganaxolone through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to ganaxolone.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to conducting preclinical and clinical development activities for ganaxolone and performing research and development with respect to our preclinical clinical and clinical programs. In addition, as a clinical stage pharmaceutical company, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval to commercialize any of our product candidates. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products. Further, our budgeted expense levels are based in part on our expectations concerning the costs of our research, preclinical development and clinical trials, which depend on the success of such activities, and our ability to effectively and efficiently conduct such research, preclinical development, clinical trials and our expectations related to our efforts to achieve FDA approval with respect to ganaxolone and any other product candidates. Our limited operating history and clinical trial experience make these costs difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs. Further, our manufacturing costs and operating expenses may increase significantly as we expand our operations. Accordingly, a significant increase in costs could have an immediate and material adverse effect on our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2019, we had U.S. net operating loss, or NOL, carryforwards of approximately $143.7 million for U.S. federal income tax and approximately $141.5 million for state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $8.4 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Our U.S. NOL carryforwards begin to expire in 2023 if not utilized.

Our U.S. NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382, and corresponding provisions of U.S. state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change U.S. NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We have completed several financings since our inception that may have resulted in “ownership changes” within the meaning of Section 382. We have not evaluated the ownership history of our company to determine if there were any ownership changes as defined under Section 382 and the effects any ownership change may have had. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, including through completed or contemplated financings, some of which may be outside of our control. If we determine that a future ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in five clinical trials and will require significant capital resources and years of additional clinical development effort.

We do not have any products that have gained regulatory approval.  Our only clinical stage product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development of, scale-up manufacturing, obtain regulatory approval for, and, if approved, commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval trial or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, ganaxolone may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier studies and clinical trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 clinical trial in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistically significant separation in a Phase 3 clinical trial for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in postpartum depression, refractory status epilepticus, and pediatric orphan epilepsy indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted. Further, even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

The therapeutic efficacy and safety of ganaxolone are unproven, and we may not be able to successfully develop and commercialize ganaxolone in the future.

Ganaxolone is a novel compound and its potential therapeutic benefit is unproven. Our ability to generate revenue from ganaxolone, which we do not expect will occur for at least the next several years, if ever, will depend on our successful development and commercialization after regulatory approval, which is subject to many potential risks and may not occur. Ganaxolone may interact with human biological systems in unforeseen, ineffective or harmful ways. If ganaxolone is associated with undesirable side effects or has characteristics that are unexpected, we may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating the target indications for ganaxolone have later been found to cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third-party licensing or collaboration transactions with respect to, or successfully commercialize, ganaxolone, in which case we will not achieve profitability and the value of our stock may decline.

Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.

Clinical trials are expensive, can take many years to complete, and are inherently uncertain as to outcome. Failure can occur at any time during the clinical development process.

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of ganaxolone on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•

delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in recruiting and enrolling suitable trial patients to participate in a trial;
•	delay or failure in trial patients completing a trial or returning for post-treatment follow-up;
•	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
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
•

feedback from the FDA or a comparable regulatory authority outside the United States, IRBs, or data safety monitoring boards, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•

decision by the FDA or a comparable regulatory authority outside the United States, an IRB or us, or a recommendation by a data safety monitoring board to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or AEs associate with a product candidate;
•	failure of a product candidate to demonstrate any benefit;
•	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials that meet internal and regulatory standards;
•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties;

•	political developments that affect our ability to develop and obtain approval for ganaxolone or impair our license rights to develop and obtain approval for ganaxolone in other countries; or
•	changes in governmental regulations or administrative actions.

Trial subject enrollment, which significantly impacts the timing of clinical trials, is affected by many factors including the size and nature of the subject population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled patients will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved or product candidates that may be studied in competing clinical trials for the indications we are investigating.  Some of our clinical trials are directed at small patient populations.  Patient enrollment in these trials could be particularly challenging.  In the past, we have experienced delays in enrolling patients in trials directed at small patient populations. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

Undesirable side effects caused by ganaxolone could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Although ganaxolone has generally been safe and well-tolerated by patients in our earlier-stage clinical trials, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the central nervous system (CNS) were categorized as severe as compared to side effects of other body systems.

If these side effects are reported in future clinical trials, or if other safety or toxicity issues are reported in our future clinical trials, we may not receive approval to market ganaxolone, which could prevent us from ever generating revenue or achieving profitability. Furthermore, although we are currently developing ganaxolone for three indications, negative safety findings in any one indication could force us to delay or discontinue development in other indications. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of ganaxolone for any or all targeted indications. Drug-related side effects could affect trial subject recruitment or the ability of enrolled patients to complete our future clinical trials and may result in potential product liability claims.

In addition, if ganaxolone receives marketing approval, and we or others later identify undesirable side effects caused by ganaxolone, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend marketing of ganaxolone;
•	regulatory authorities may withdraw their approvals of ganaxolone;
•	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of ganaxolone;
•	we may be required to conduct post-marketing trials;
•

we may be required to develop a REMS for ganaxolone or if a REMS is already in place, to incorporate additional requirements under the REMS, and comparable regulatory authorities outside the United States may require similar risk management strategies;

•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of ganaxolone, if approved.

Even if ganaxolone receives regulatory approval, we may still face regulatory difficulties.

Even if we obtain regulatory approval for ganaxolone, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, patient registry, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of ganaxolone will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of ganaxolone, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy (REMS) or similar strategy, impose significant restrictions on ganaxolone’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices (cGMP) and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, ganaxolone or the manufacturing facilities for ganaxolone fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval for ganaxolone that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Advertising and promotion of ganaxolone, if approved by the FDA, will be heavily scrutinized by, among others, the FDA, the Department of Justice (DOJ), the HHS OIG, state attorneys general, members of Congress and the public. Violations, including promotion of ganaxolone for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. In addition, advertising and promotion of ganaxolone, if approved outside of the United States, will be heavily scrutinized by comparable foreign regulatory authorities.

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

In the EU, strict requirements and restrictions regarding advertising and promotion apply, the details of which may vary per EU Member States. Violation of those rules could subject us to litigation, investigations and/or civil and criminal penalties.

Failure to obtain regulatory approval in international jurisdictions would prevent ganaxolone from being marketed in these jurisdictions.

In order to market and sell our products in the EU and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, many countries outside the United States require that a product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of ganaxolone by regulatory authorities in the EU or another country or jurisdiction, the commercial prospects of ganaxolone may be significantly diminished and our business prospects could decline.

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

We have received orphan drug designation for treating SE, CDD, PCDH19-RE, and FXS with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications.

However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications or any future product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Even if ganaxolone receives regulatory approval, it may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of ganaxolone, if we receive approval, depends on a number of factors, including the:

•	clinically and commercially viable product profile as supported by clinical trials;
•	efficacy and safety of ganaxolone, or ganaxolone administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;
•	clinical indications for which ganaxolone is approved;
•	acceptance by physicians and patients of ganaxolone as a safe and effective treatment;
•	potential and perceived advantages of ganaxolone over alternative treatments;
•	safety of ganaxolone seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;
•	prevalence and severity of any side effects and drug interactions;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	timing of market introduction of ganaxolone as well as competitive products;
•	cost of treatment in relation to alternative treatments;
•	availability of coverage and adequate reimbursement and pricing by government and private payers;
•	relative convenience and ease of administration;
•	effectiveness of our sales and marketing strategy and efforts;
•	adequate commercial investment; and
•	stability and continuity of product supply chains.

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

We do not currently have an organization for the sale, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market ganaxolone, if approved by the FDA or comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies. To the extent we rely on third parties to commercialize ganaxolone, if approved, we may have little or no control over the marketing and sales efforts of such third parties, and our revenues from product sales may be lower than if we had commercialized ganaxolone ourselves.

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

Ganaxolone is presently being developed as an antiepileptic therapeutic. There are a variety of marketed therapies available for these patients.

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

If the market opportunities for ganaxolone are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development on therapeutics to treat patients suffering from rare seizure disorders. Our projections of both the number of people who have these disorders, as well as the subset of people with these diseases who have the potential to benefit from treatment with ganaxolone, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these disorders. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

•	viable pricing awarded in international markets to support commercial investment is required;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
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

We face an inherent risk of product liability exposure related to the testing of ganaxolone by us or our investigators in human clinical trials and will face an even greater risk if ganaxolone receives regulatory approval and we subsequently commercialize it. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling ganaxolone. If we cannot successfully defend ourselves against claims that ganaxolone caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

•	decreased demand for ganaxolone;
•	termination of clinical trial sites or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial patients;
•	significant costs to defend the related litigation;
•	substantial monetary awards to patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations;
•	the inability to commercialize ganaxolone; and
•	increased scrutiny and potential investigation by, among others, the FDA, the DOJ, the HHS OIG, state attorneys general, members of Congress and the public.

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

We rely on third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices (GLP) and the Animal Welfare Act requirements, where applicable. We and our CROs are required to comply with federal regulations and Good Clinical Practices (GCP), which are international requirements meant to protect the rights and health of patients that are enforced by the FDA, the competent authorities of the EU Member States and comparable foreign regulatory authorities for ganaxolone and any future product candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat or conduct additional preclinical studies and clinical trials, which would delay the regulatory approval process.

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

We rely on third-party vendors and CROs for preclinical studies and clinical trials related to our drug development efforts. Switching or adding additional CROs would involve additional cost and requires management time and focus. Our CROs generally have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us, or research projects pursuant to such agreements, if, in the reasonable opinion of the relevant CRO, the safety of the patients participating in our clinical trials warrants such termination. These agreements or research projects may also be terminated if we make a general assignment for the benefit of our creditors or if we are liquidated. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.

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

We do not own or operate facilities for the manufacture of ganaxolone. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on CMOs for the chemical manufacture of raw materials and active pharmaceutical ingredients for ganaxolone and other CMOs for the production of the ganaxolone nanoparticulate formulation into capsules, liquid suspension and IV. To meet our projected needs for preclinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for ganaxolone. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms, in a timely manner or at all, we may not be able to complete development of ganaxolone, or market or distribute ganaxolone.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured ganaxolone ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture ganaxolone or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities will require that ganaxolone and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of ganaxolone in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of ganaxolone. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for ganaxolone previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of ganaxolone, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

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

We may elect to enter into license or collaboration agreements to partner ganaxolone in territories currently retained by us. Our dependence on such relationships may adversely affect our business.

Because we have limited resources, we may seek to enter into license or collaboration agreements with other pharmaceutical or biotechnology companies. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize ganaxolone. In the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of ganaxolone within the territories in which we have a partner. In addition, any termination of our license or collaboration agreements will terminate the funding we may receive under the relevant license or collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs.

Our commercialization strategy for ganaxolone may depend on our ability to enter into agreements with partners to obtain assistance and funding for the development and potential commercialization of ganaxolone in the territories in which we seek to partner. Despite our efforts, we may be unable to secure license or collaboration agreements or other arrangements that are necessary for us to further develop and commercialize ganaxolone. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a license or collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more license or collaboration agreements, such agreements may involve greater uncertainty for us, as we would have less control over certain aspects of our partnered programs than we do over our un-partnered programs. We may determine that continuing a license or collaboration under the terms provided is not in our best interest, and we may terminate the license or collaboration. Our potential future partners could delay or terminate their agreements, and as a result ganaxolone may never be successfully commercialized.

Further, our potential future partners may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, including our competitors, and the priorities or focus of our partners may shift such that ganaxolone receives less attention or resources than we would like, or they may be terminated altogether.

Any such actions by our potential future partners may adversely affect our business prospects and ability to earn revenue. In addition, we could have disputes with our potential future partners, such as the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of ganaxolone or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

Government funding for certain of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

Our preclinical studies and clinical trials to evaluate ganaxolone in FXS patients have been conducted with the MIND Institute at the University of California, Davis which receive funding from the United States Department of Defense (DoD) for such studies and clinical trials. In addition, our preclinical studies and clinical trials to evaluate ganaxolone in patients suffering from posttraumatic stress disorder (PTSD) have been primarily conducted by the United States Department of Veterans Affairs, which also receives funding from the DoD. Programs funded by the United States government and its agencies, including the DoD, include provisions that confer on the government substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by eligible beneficiaries and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In recent years, Congress has considered further reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare  & Medicaid Services, the agency that runs the Medicare program, also has the authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for ganaxolone, if approved, or additional pricing pressures.

The Affordable Care Act is intended to reduce the cost of, improve the quality of, and expand access to healthcare, among other things. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100.0% of AMP. The Affordable Care Act and subsequent legislation also changed the definition of AMP. Furthermore, the Affordable Care Act imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products.  Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time.  The implications of the Affordable Care Act, and efforts to repeal, and replace, or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, or the political uncertainty surrounding any repeal or replacement legislation for our business and financial condition, if any, are not yet clear. We will continue to evaluate the effect that the Affordable Care Act as well as its possible repeal, replacement, or invalidation, in whole or in part, has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2029 unless additional Congressional action is taken.  The American Taxpayer Relief Act of 2012,  among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and commercialization of ganaxolone, these laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

In addition, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of ganaxolone may be.

In the United States, the EU and other potentially significant markets for ganaxolone, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

If we participate in the Medicaid Drug Rebate Program and fail to comply with our reporting and payment obligations under that program or other governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We expect to participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, if we successfully commercialize one or more products for which we receive regulatory approval, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data we would have to report on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations if we participate in the program could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low‑income patients. The Affordable Care Act expanded the list of covered entities to include certain free‑standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize one or more products for which we receive regulatory approval. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by the manufacturer, governmental or regulatory agencies, and the courts.  If we participate in the Medicaid Drug Rebate Program and consequently the 340B program, we could be held liable for errors associated with our submission of pricing data. In addition to retroactive Medicaid rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Civil monetary penalties can also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price.  Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would be participating in the

Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the Department of Health & Human Services Office of Inspector General have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we participate in the Medicaid Drug Rebate Program and consequently the 340B program, we cannot assure you that our submissions will not be found to be incomplete or incorrect.

In order to be eligible to have our products that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also would have to participate in the VA FSS pricing program. As part of this program, we would be obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory FCP to four federal agencies (VA, U.S. DOD, Public Health Service, and U.S. Coast Guard).

The FCP is based on the Non-FAMP, which we would be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

If we successfully commercialize one or more products for which we receive regulatory approval, we also would participate in the Tricare Retail Pharmacy program, under which we would be required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We would be required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling product candidates outside of the United States and require us to develop and implement costly compliance programs.

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare professionals, third-party payers, patients and others will expose us to broadly applicable fraud and abuse, anti-kickback, false claims, and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations (including our marketing, promotion, educational programs, pricing, and relationships with healthcare providers or other entities, among other things) and expose us to areas of risk including the following:

•

the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully soliciting, offering, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, or arranging for the purchase, lease, or order of, any healthcare item or service, for which payment may be made under a federal healthcare program such as Medicare & Medicaid;

•

the federal civil False Claims Act prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;

•	other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
•

HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also prohibits knowingly and willfully falsifying,

concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;
•

HIPAA also imposes obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform services on behalf of the covered entity involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program, to report annually to CMS information related to payments and other transfers of value to physicians, and teaching hospitals, and starting in 2022 certain other health care professionals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, as well as other state laws and regulations governing pharmaceutical manufacturers; and

•

state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For a fuller discussion of the applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations applicable to our business, see Item 1, “Business - Other Healthcare Laws and Compliance Requirements.”

Efforts to ensure that our business arrangements with third parties are compliant with applicable healthcare laws and regulations will involve the expenditure of appropriate, and possibly significant, resources. Nonetheless, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare & Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell ganaxolone, if approved, and to use our related technologies. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to ganaxolone, including interference or derivation proceedings before the United States Patent and Trademark Office (USPTO). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing ganaxolone. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing ganaxolone. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing ganaxolone or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

Filing, prosecuting and defending patents on ganaxolone and any future product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries, particularly those relating to pharmaceuticals, do not protect intellectual property rights to the same extent as federal and state laws in the United States.  For example, novel formulations and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. Many countries, including EU countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of our patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as ganaxolone, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits under certain circumstances a patent term extension of up to five years beyond the normal expiration of a patent. However, the applicable authorities, including the FDA and the USPTO in the United States, and any analogous regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

In addition, the Leahy-Smith America Invents Act (Leahy-Smith Act) includes a number of provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned to a “first to file” system in which the first inventor to file a patent application is entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate patent rights, which could adversely affect our competitive position.

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

Risks Related to our Business Operations

We are dependent on our executives and other key professionals and the loss of any of these individuals could harm our business.

We are dependent on the efforts of our executives and other key scientific, manufacturing and quality personnel. The loss of any of these individuals, or our inability to recruit and train additional key personnel in a timely manner, could materially and adversely affect our business and our future prospects. A loss of one or more of our current executives or other key professionals could severely and negatively impact our operations. All of our employees, including our chief executive officer, are employed “at-will,” and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our executive officers or key professionals.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2019, we had 40 full-time and three part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our employees, independent contractors, principal investigators, CROs, CMOs, consultants and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party CROs and CMOs, consultants and collaboration partners may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate regulations of the FDA and comparable foreign authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; manufacturing standards; federal and state healthcare fraud and abuse laws and regulations; or laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or those of any business partners.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, loss of funds or information from phishing or other fraudulent schemes, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or those with whom we do business. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such an event could cause interruption of our operations or loss of Company funds and have a negative financial consequence on our business. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of data relating to completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and cause us to incur significant additional costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, misappropriation of funds to unintended recipients, or inappropriate disclosure of confidential, proprietary or personal information, we could incur material legal claims and liabilities and damage to our reputation and the further development of ganaxolone could be delayed. Additionally, breach remediation costs may be significant.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce ganaxolone. Our ability to obtain clinical supplies of ganaxolone could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. In addition, while we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by the coronavirus (COVID-19), such as Asia. There is no guarantee that the recent coronavirus outbreak, or any potential future outbreak, would not materially impact our future supply chain. The ultimate impact on us, our significant suppliers and our general infrastructure of being in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Risks Related to Ownership of Our Common Stock

The market price of our stock is highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 42.4% of our voting stock.  Upon conversion of all of our outstanding convertible preferred stock, as of March 12, 2020, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 33.6% of our voting stock.  This concentration of ownership could harm the market price of our common stock by:

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

Our operating results may fluctuate significantly in the future, which may cause our results to fall below the expectations of securities analysts, stockholders and investors.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to:

•	the timing, implementation and cost of our research, preclinical studies and clinical trials;
•	our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;
•	introduction of new technologies;
•	product liability litigation, class action and derivative action litigation, or other litigation;
•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
•	the state of the debt and/or equity capital markets at the time of any proposed offering we choose to initiate;
•	our ability to successfully integrate new acquisitions into our operations;
•	government regulation and legal developments regarding ganaxolone in the United States and in the foreign countries in which we may operate in the future; and
•	general economic conditions.

As a strategic response to changes in the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our operating results. Due to any of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future period, which may cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 12, 2020, we had outstanding a total of 86,711,035 shares of common stock and 30,000 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock).  Subject to shareholder approval to increase our authorized common stock, the outstanding Series A Preferred Stock would be convertible into 24,000,00 shares of common stock as of March 12, 2020, subject to certain ownership limitations. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans or otherwise will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act or the application of exemptions from such registration with respect to any sales such as

Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Holders of our outstanding preferred shares have liquidation and other rights that are senior to the rights of the holders of shares of our common stock.

In the event of any liquidation, dissolution, or winding up of the Company whether voluntary or involuntary (each, a Liquidation), the holders of Series A Preferred Stock will be entitled to have set apart for them, or to be paid, out of the assets of the Company available for distribution to stockholders (whether such assets are capital, surplus or earnings) after provision for payment of all debts and liabilities of the Company in accordance with the DGCL, before any distribution or payment is made with respect to any shares of junior securities, including shares of our common stock, and subject to the liquidation rights and preferences of any class or series of senior securities and parity securities, an amount equal to the greater of (i) $1,000, being the purchase price per share of Series A Preferred Stock (which amount shall be subject to customary anti-dilution adjustments) plus all accrued but unpaid dividends thereon and (ii) such amount as would have been payable on the number of shares of common stock into which the shares of Series A Preferred Stock could have been converted immediately prior to such Liquidation. The liquidation preference terminates upon the effectiveness of the registration statement covering the resale of the shares of common stock into which the shares of Series A Preferred Stock are convertible under the Securities Act. If applicable, this liquidation preference will reduce the amount of our assets, if any, available to distribute to holders of our common stock.

Our common stock is subject to substantial dilution and we are requesting our stockholders’ approval to increase the number of authorized shares of our common stock and to approve a discretionary reverse split of our common stock.

As of March 12, 2020, we were authorized to issue up to 100,000,000 shares of our common stock, par value $0.001 per share, 86,711,035 of which were issued and outstanding, 11,850,845 of which were reserved for issuance under our equity compensation plans, and 1,164,500 of which were reserved for issuance under option awards granted outside of our equity compensation plans. Accordingly, as of March 12, 2020, there were 273,620 shares of our common stock available for all other corporate purposes, such as additional capital raising activities. In addition to our authorized shares of common stock, we are authorized to issue up to 25,000,000 shares of preferred stock, par value $0.001 per share, in one or more series designated by our board of directors, of which 30,000 shares have been designated as Series A Preferred Stock, and are currently issued and outstanding. Each share of Series A Preferred Stock will be convertible from and after we file an amendment to our Fourth Amended and Restated Certificate of Incorporation (Certificate of Incorporation) to increase our authorized shares of common stock (Authorized Shares Amendment). As of March 12, 2020, the Series A Preferred Stock will be convertible into an aggregate of 24,000,000 shares of common stock after filing of the Authorized Shares Amendment.

On March 31, 2020, we intend to hold a special meeting of stockholders pursuant to a proxy statement filed with the SEC on March 2, 2020 to, among other things, obtain stockholder approval to increase the number of shares of our authorized common stock from 100,000,000 to 150,000,000 shares and to authorize our board of directors to approve an amendment to our Certificate of Incorporation to effect a reverse stock split of all the outstanding shares of our common stock at a ratio of 1-for-4 (Reverse Split Amendment), and to grant authorization to our board of directors to determine, in its discretion, the timing of the reverse stock split any time before March 31, 2021, subject to our board of directors’ discretion to abandon such Reverse Split Amendment.

Our existing stockholders will not suffer any immediate dilution in voting rights and in ownership interests upon the authorization of additional shares of common stock. However, upon filing of the Authorized Shares Amendment, the holders of Series A Preferred Stock will have the right, at any time thereafter, to convert such shares of Series A Preferred Stock into shares of our common stock subject to certain mandatory conversion requirements and other limitations set forth in the Certificate of Designations, Preferences and Rights of Series A Participating Convertible Preferred Stock. If such shares of common stock are issued upon this conversion, existing stockholders will suffer dilution in voting rights and ownership interests upon such issuance. Further, if we issue additional shares of our common stock in future actions that we may deem desirable or necessary to accomplish our business objectives, our existing stockholders could suffer further dilutive consequences. Any sale of our common stock into the public market could materially and adversely affect the market price of our common stock.

Further, because implementation of the Reverse Split Amendment would not change the total number of shares of our common stock authorized for issuance, the number of shares of our common stock available for issuance following the implementation of the Reverse Split Amendment would increase to the extent the Reverse Stock Amendment reduces the number of outstanding shares of our common stock. Accordingly, the Reverse Stock Amendment would provide us with additional authorized, unissued and otherwise unreserved shares of common stock available for future corporate purposes, including future acquisitions, investment opportunities, the establishment of collaboration or other strategic agreements, capital raising transactions involving equity or convertible debt securities, future at the market offerings of common stock, or issuance under current or future employee equity plans. The issuance of equity securities in connection with such transactions may result in potentially significant dilution of our current stockholders’ ownership interests in the Company.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

•

permit our board of directors to issue up to 25,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which 30,000 shares of Series A Preferred Stock are outstanding;

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

We have identified a material weakness in our internal control over financial reporting. This material weakness and future material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting on an annual basis. Our management is also required, on a quarterly basis, to disclose any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K, our management identified a deficiency within our information technology (IT) general controls (collectively, ITGCs) related to ineffective segregation of duties within our IT systems which is part of our internal control over financial reporting. Process-level controls that were dependent upon information derived from these IT systems were also determined to be ineffective. These deficiencies were the result of an inadequate IT risk assessment process which did not identify the risks associated with ineffective segregation of duties within these IT systems. The control deficiencies described above resulted in no material misstatements in our consolidated financial statements; however, these control deficiencies create a reasonable possibility that a material misstatement to our financial statements would not be prevented or detected on a timely basis. As a result, management concluded that these control deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2019. We are currently taking actions to remediate the material weakness and are implementing additional processes and controls designed to address the underlying causes that led to the deficiencies. Please see “Item 9A. Controls and Procedures” for information regarding the material weakness and our remediation efforts.

Any failure to maintain such internal control over financial reporting could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the Securities and Exchange Commission (SEC) and The Nasdaq Stock Market LLC (Nasdaq), we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices occupy approximately 22,500 square feet of leased office space in Radnor, Pennsylvania pursuant to a lease agreement that expires in 2025.  We believe that our facilities are suitable and adequate to meet our current needs.  We may add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “MRNS.”

Holders of Record

As of March 12, 2020, there were approximately 20 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2019 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Overview

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA that is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in‑patient and self‑administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors and exhibits anti‑seizure, antidepressant and anxiolytic properties.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. At December 31, 2019, we had cash, cash equivalents and investment balances of $91.7 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $54.1 million for the year ended December 31, 2019.  Our accumulated deficit as of December 31, 2019 was $235.6 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•	conduct later stage clinical trials in targeted indications for ganaxolone for SE, CDD, PCDH19-RE, TSC and possibly other indications;
•	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;
•

conduct other preclinical studies and clinical trials to support the filing of New Drug Applications (NDAs) with the Food and Drug Administration (FDA) and other regulatory agencies in other countries;

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

We believe that our cash, cash equivalents and investments as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of ganaxolone, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with clinical research organizations (CROs) and investigative sites that conduct our clinical trials and preclinical studies;
•	the cost of acquiring, developing and manufacturing clinical trial materials;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
•	expenses associated with preclinical activities and regulatory operations.

We expense research and development costs when we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information our vendors provide to us.

We will incur substantial costs beyond our present and planned clinical trials in order to file an NDA and sNDAs for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further studies and clinical trials will depend in large part on the outcome of preceding studies and clinical trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical trials and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

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

We expect that our general and administrative expenses will increase in the future as a result of employee hiring and our scaling-up of operations commensurate with supporting more advanced clinical trials and in preparation for commercial infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, outside consultants, legal counsel and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent and investment balances.

Results of Operations

Research and Development Expenses

We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below shows our research and development expenses incurred with respect to each active program, in thousands. The primary drivers of our research and development expenditures are currently in our programs in SE, CDD and PCDH19-RE.  We are making preparations for a Phase 3 trial in SE, and have initiated Phase 3 trials in CDD and PCDH19-RE. We expect our research and development expenses for ganaxolone will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product programs during the periods presented:

	Year Ended
	December 31,
	2019	2018
CDKL5 deficiency disorder (1)	$10,108	$5,088
Postpartum depression (2)	6,809	7,891
Status epilepticus (3)	3,996	4,439
PCDH19-related epilepsy (4)	7,417	1,880
Indirect research and development (5)	14,636	9,096
Total	$42,966	$28,394

Note: Certain prior year expenses have been reclassified to conform to current year presentation.

(1)	The increase was due to the increased enrollment in our Phase 3 trial during 2019, along with additional manufacturing and preclinical studies in support of this program.
(2)	The decrease was due to completion of enrollment and close out of both of our PPD trials during the third quarter of 2019.
(3)	The decrease was due to the completion of our Phase 2 trial during the fourth quarter of 2019 and additional manufacturing activities performed in 2018 to support the then-ongoing Phase 2 trial.
(4)	The increase was due primarily to the initiation of our Phase 3 trial in 2019.
(5)	Indirect research and development expenses in support of all our programs have increased due to the overall increase in preclinical, clinical, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased to  $11.5 million compared to $8.8 million for the year ended December 31, 2019 compared to 2018.   The primary drivers of this increase were $1.3 million in severance expenses related to the departure of our former chief executive officer and chief medical officer ($0.4 million of which was non-cash equity compensation expense), and approximately $1.2 million in professional fees and other costs associated with an increased scale of operations.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $54.1 million for the year ended December 31, 2019.  Our cash used in operating activities was $48.6 million for year ended December 31, 2019 compared to $27.8 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt. At December 31, 2019, we had cash, cash equivalents and investment balances of $91.7 million.

In October 2017, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the year ended December 31, 2019, we issued 1,692,289 shares of our common stock pursuant to the EDA for aggregate net proceeds to us of $2.2 million. As of December 31, 2019, $34.8 million remained available under the EDA. We did not issue any shares pursuant to the EDA during the year ended December 31, 2018.

Cash Flows

Operating Activities.    Cash used in operating activities increased to $48.6 million for the year ended December 31, 2019 compared to $27.8 million for the same period in 2018. The increase was driven primarily by a $17.4 million increase in net loss due to increased research and development activities as described above.

Investing Activities.  Cash provided by investing activities during the year ended December 31, 2019 represents $7.0 million in maturities of investments, offset by $2.7 million in short-term investment purchases and $0.4 million in capital expenditures. Cash provided by investing activities during the year ended December 31, 2018 represents the maturities of $20.0 million of short-term investments offset by $0.1 million in capital expenditures.

Financing Activities.  Cash provided by financing activities during the year ended December 31, 2019 includes $67.9 million in net proceeds from a follow-on public offering and concurrent private placement, the sale of common stock in connection with an equity distribution agreement, and $0.1 million in proceeds from the exercise of stock options. Cash provided by financing activities during the year ended December 31, 2018 includes $42.3 million in net proceeds from a follow-on public offering, offset by $0.2 million in repayments of short-term bank borrowings.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

We base this management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments, including those related to accrued clinical trial expenses on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. You should consider your evaluation of our financial condition and results of operations with these policies, judgments and estimates in mind.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) established Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months, and leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted ASC 842 in the first quarter of 2019 utilizing the modified retrospective transition method on the effective date.  Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.  Upon adoption, we elected the ‘package of practical expedients,’ which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient nor the practical expedient pertaining to land easements, the latter not being applicable to us. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of right-of-use assets of $2.5 million and lease liabilities for operating leases of $3.4 million on our consolidated balance sheets, with no material impact to our consolidated statements of operations, cash flows or stockholders’ equity. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease asset was determined based on the value of the lease liability, adjusted for the lease incentive of $0.9 million. See Note 6 for further information regarding the impact of the adoption of ASC 842 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, accompanying notes and Reports of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated in this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019 due to the material weakness described below.

As further discussed below under “Management’s Report on Internal Control Over Financial Reporting,” management has identified a material weakness in our information technology (IT) general controls (collectively, “ITGCs”) and related IT-dependent process level controls, which are part of our internal control over financial reporting. We have developed a remediation plan for such weakness, which is described below under “Remediation of Material Weakness.”

Notwithstanding the identified material weakness and management’s assessment that our internal control over financial reporting was not effective as of December 31, 2019, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on this evaluation, management identified the following deficiencies in internal control over financial reporting as described below:

Management identified ineffective ITGCs related to segregation of duties within the Company’s IT systems which are part of the Company’s internal control over financial reporting. Process-level controls that were dependent upon information derived from these IT systems were also determined to be ineffective. These deficiencies were the result of ineffective IT risk assessment which did not identify the risks associated with segregation of duties within these IT systems.

The control deficiencies described above resulted in no misstatements in our consolidated financial statements; however, these control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements or disclosures would not be prevented or detected on a timely basis. As a result, management concluded that the deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2019.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. KPMG’s report, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting due to the material weakness described above, is included on page F-3 of the consolidated financial statements included in this Annual Report on Form 10-K.

Remediation of Material Weakness

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. We took measures to remediate the deficiency related to ineffective segregation of duties within these IT systems in December 2019 by transferring key administrative access to a third-party IT vendor.  Management believes that this effort will remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until other ITGCs and process-level controls that were dependent upon information derived from the general ledger application operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weakness, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

Except for the changes noted above regarding the material weakness, there have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the SEC.

We have adopted a written Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. This Code of Business Conduct is designed to ensure that our business is conducted with integrity and in compliance with SEC regulations and Nasdaq listing standards. The Code of Business Conduct covers adherence to laws and regulations as well as professional conduct, including employment policies, conflicts of interest and the protection of confidential information. The Code of Business Conduct is available under “Corporate Governance Documents” within the “Investors – Corporate Governance” section of our website at www.marinuspharma.com.

We intend to disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics that affect our directors or senior financial and executive officers within four business days of the amendment or waiver by posting such information on the website address and location specified above

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the SEC.

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
3.3

Certificate of Designations, Preferences and Rights of Series A Participating Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on December 13, 2019).

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

4.3	Description of the Registrant’s Securities. (Filed herewith).
10.1+	Marinus Pharmaceuticals, Inc. 2005 Stock Option and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Form S-1 registration statement filed on May 12, 2014.)
10.2+	Forms of Stock Option Agreement under the 2005 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Form S-1 registration statement filed on May 12, 2014.)

10.3+

Amended and Restated Employment Agreement dated as of August 3, 2016 between the Company and Edward F. Smith. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on August 9, 2016.)

10.4+	Employment Agreement dated as of April 10, 2017 between the Company and Lorianne Masuoka. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 12, 2017.)
10.5*

Technology Transfer Agreement dated December 4, 2012 between Domain Russia Investments Limited and the Company. (Incorporated by reference to Exhibit 10.6 to Form S-1 registration statement filed on May 12, 2014.)

10.6

Assignment and Assumption Agreement dated as of December 4, 2012 among Domain Russia Investments Limited, the Company and NovaMedica, LLC. (Incorporated by reference to Exhibit 10.7 to Form S-1 registration statement filed on May 12, 2014.)

10.7

Clinical Development and Collaboration Agreement dated as of June 25, 2013 between NovaMedica, LLC and the Company. (Incorporated by reference to Exhibit 10.8 to Form S-1 registration statement filed on May 12, 2014.)

10.8	Form of Amended and Restated Indemnification Agreement (VC Directors). (Incorporated by reference to Exhibit 10.10 to Form S-1 registration statement filed on May 12, 2014.)
10.9	Form of Amended and Restated Indemnification Agreement (Non-VC Directors). (Filed herewith).
10.10*

Amended and Restated Agreement dated as of May 23, 2008 between the Company and Purdue Neuroscience Company. (Incorporated by reference to Exhibit 10.12 to Form S-1 registration statement filed on May 12, 2014.)

10.11+	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended, effective as of May 7, 2019. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on August 8, 2019.)
10.12+	Marinus Pharmaceuticals, Inc. Change in Control Severance Plan effective November 7, 2016. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on November 8, 2016.)
10.13+	Form of Incentive Stock Option Agreement for Officers Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K annual report filed on March 12, 2015.)
10.14+	Form of Incentive Stock Option Agreement for Employees Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K annual report filed on March 12, 2015.)
10.15+	Form of Nonqualified Stock Option Agreement Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.18 to Form 10-K annual report filed on March 12, 2015.)
10.16

First Amendment to Lease agreement dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. amending Lease agreement dated as of October 14, 2014 between Radnor Center Associates and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on January 4, 2016.)

Exhibit No.	Description of Exhibit
10.17

Equity Distribution Agreement dated as of October 31, 2017 between the Company and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form 10-Q quarterly report filed on October 31, 2017.)

10.18

License Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 6, 2017.)

10.19

Supply Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.2 to Form 8-K current report filed on April 6, 2017.)

10.20

Second Amendment to Lease agreement dated as of December 7, 2018 between Radnor Properties-SDC, L.P., Radnor Center Associates and Marinus Pharmaceuticals, Inc, amending Lease agreement, as amended, dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on December 7, 2018.)

10.21+

Separation Agreement and General Release dated as of March 18, 2019 between the Company and Christopher M. Cashman (Incorporated by reference to Exhibit 99.1 to Form 8-K current report filed on March 20, 2019).

10.22+

Amended and Restated Employment Agreement dated as of August 6, 2019, between the Company and Scott Braunstein, M.D. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on August 8, 2019).

10.23+

Employment Agreement dated as of October 25, 2019, between Joe Hulihan, M.D. and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on October 29, 2019).

10.24

Securities Purchase Agreement, dated December 11, 2019, by and between the Company and the Investors listed therein. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on December 13, 2019).

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marinus Pharmaceuticals, Inc.

Date:	March 16, 2020	By:	/s/ Scott Braunstein
Scott Braunstein
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Scott Braunstein	President, Chief Executive Officer	March 16, 2020
Scott Braunstein	(Principal Executive Officer) and Director

/s/ Edward F. Smith	Vice President, Chief Financial Officer,	March 16, 2020
Edward F. Smith	Secretary and Treasurer (Principal Financial
and Accounting Officer)

/s/ Nicole Vitullo	Chairman of the Board and Director	March 16, 2020
Nicole Vitullo

/s/ Enrique J. Carrazana	Director	March 16, 2020
Enrique J. Carrazana, M.D.

/s/ Michael R. Dougherty	Director	March 16, 2020
Michael R. Dougherty

/s/ Elan Ezickson	Director	March 16, 2020
Elan Ezickson

/s/ Seth H.Z. Fischer	Director	March 16, 2020
Seth H.Z. Fischer

/s/ Tim M. Mayleben	Director	March 16, 2020
Tim M. Mayleben

CONSOLIDATED FINANCIAL STATEMENTS

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Marinus Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Marinus Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codfication Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Marinus Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Marinus Pharmaceuticals, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified related to ineffective information technology (IT) general controls related to segregation of duties within the Company’s IT systems which are part of the Company’s internal control over financial reporting. Process-level controls that were dependent upon information derived from these IT systems were also determined to be ineffective. These deficiencies were the result of ineffective IT risk assessment which did not identify the risks associated with segregation of duties within these IT systems. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KMPG LLP

Philadelphia, Pennsylvania

March 16, 2020

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$90,943	$67,727
Short-term investments	739	4,998
Prepaid expenses and other current assets	2,452	1,215
Total current assets	94,134	73,940
Property and equipment, net	2,265	1,294
Other assets	2,443	—
Total assets	$98,842	$75,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,763	$2,472
Accrued expenses	5,268	4,437
Total current liabilities	8,031	6,909
Other long-term liabilities	3,042	—
Total liabilities	11,073	6,909
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 30,000 and 0 shares issued and outstanding at December 31, 2019 and 2018	28,200	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 86,500,353 issued and 86,471,122 outstanding at December 31, 2019 and 52,548,244 issued and 52,519,013 outstanding at December 31, 2018	87	53
Additional paid-in capital	295,056	249,727
Treasury stock at cost, 29,231 shares at December 31, 2019 and 2018	—	—
Accumulated other comprehensive income (loss)	—	(2)
Accumulated deficit	(235,574)	(181,453)
Total stockholders’ equity	59,569	68,325
Total liabilities and stockholders’ equity	$98,842	$75,234

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018

Expenses:
Research and development	$42,966	$28,394
General and administrative	11,456	8,785
Loss from operations	(54,422)	(37,179)
Interest income	354	454
Other expense	(53)	(1)
Net loss	$(54,121)	$(36,726)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.99)	$(0.90)
Basic and diluted weighted average shares outstanding	54,512,778	40,895,406

Net loss	$(54,121)	$(36,726)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	94
Total comprehensive loss	$(54,121)	$(36,632)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-in	Treasury Stock			Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount		Loss	Deficit	Equity
Balance, December 31, 2017	40,549,936	$41	$202,790	29,231	$		$(96)	$(144,727)	$58,008
Stock-based compensation expense	—	—	4,788	—		—	—	—	4,788
Issuance of common stock in connection with follow-on public offering ($3.75 per share), net of expenses of $2,853	12,000,000	12	42,135	—		—	—	—	42,147
Exercise of stock options	12,308	—	14	—		—	—	—	14
Forfeiture of restricted stock	(14,000)	—	—	—		—	—	—	—
Unrealized gain on investments	—	—	—	—		—	94	—	94
Net loss	—	—	—	—		—	—	(36,726)	(36,726)
Balance, December 31, 2018	52,548,244	53	249,727	29,231		—	(2)	(181,453)	68,325
Stock-based compensation expense	—	—	5,672	—		—	—	—	5,672
Exercise of stock options	80,020	—	97	—		—	—	—	97
Issuance of common stock in connection with follow-on public offering ($1.25 per share), net of expenses of $2,786	32,200,000	32	37,432	—		—	—	—	37,464
Issuance of common stock under equity distribution agreement, net of expenses of $95	1,692,289	2	2,128	—		—	—	—	2,130
Forfeiture of restricted stock	(20,200)	—	—	—		—	—	—	—
Unrealized gain on investments	—	—	—	—		—	2	—	2
Net loss	—	—	—	—		—	—	(54,121)	(54,121)
Balance, December 31, 2019	86,500,353	$87	$295,056	29,231		$—	$—	$(235,574)	$59,569

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018

Cash flows from operating activities
Net loss	$(54,121)	$(36,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	127
Stock-based compensation expense	5,672	4,788
Loss on disposal of fixed assets	42	—
Noncash lease expense	225	—
Noncash lease liability	(131)	—
Amortization of discount on investments	(8)	(79)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,480)	(237)
Accounts payable and accrued expenses	890	4,285
Net cash used in operating activities	(48,633)	(27,842)
Cash flows from investing activities
Maturities of short-term investments	6,994	20,000
Purchases of short-term investments	(2,725)	—
Purchases of property and equipment	(388)	(83)
Net cash provided by investing activities	3,881	19,917
Cash flows from financing activities
Proceeds from exercise of stock options	97	14
Proceeds from equity offerings, net of offering costs	67,871	42,300
Repayments of short-term bank borrowings	—	(193)
Net cash provided by financing activities	67,968	42,121
Net decrease in cash and cash equivalents	23,216	34,196
Cash and cash equivalents—beginning of year	67,727	33,531
Cash and cash equivalents—end of year	$90,943	$67,727
Supplemental disclosure of cash flow information
Financing in accounts payable and accrued expenses	$195	153
Operating lease liability	$3,357	$—
Operating right-of-use asset	$2,458	$—

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA that is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in‑patient and self‑administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors and exhibits anti‑seizure, antidepressant and anxiolytic properties.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, preclinical studies and clinical trials, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of December 31, 2019 was $235.6 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our planned product candidates.

In connection with the closing of concurrent equity financings during the fourth quarter of 2019, we issued a total of 32,200,000 shares of common stock in an underwritten public offering and 30,000 shares of Series A convertible preferred stock in a private placement resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $65.7 million.  We also raised net proceeds of $2.1 million in connection with the sale of 1,692,289 shares of common stock under our equity distribution agreement.

In connection with the closing of an underwritten public offering during the fourth quarter of 2018, we issued a total of 12,000,000 shares of common stock resulting in aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of $42.1 million.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Marinus Pharmaceuticals, Inc. (the Company) and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments and Credit Risk

At December 31, 2019 and 2018, our financial instruments included cash equivalents, short-term investments, accounts payable and accrued expenses. The carrying amount of cash equivalents, accounts payable and accrued expenses

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximated fair value, given their short-term nature. The carrying amounts of short-term investments are recorded at amortized cost, which for U.S. Treasury securities is based on the current market price of each security at the measurement date.

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

Cash and Cash Equivalents

We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2019 and 2018, we invested a portion of our cash balances in money market investments, which we have included as cash equivalents on our balance sheets.

Investments

As of December 31, 2019, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from six to nine months.  All investments were classified as held-to-maturity and were recorded at amortized cost.

As of December 31, 2018, our investments consisted of U.S. Treasury securities and are classified as available-for-sale and are recorded at amortized cost with unrealized gains and losses recorded in accumulated other comprehensive loss, as a separate component of stockholders’ equity.  Interest income includes interest and dividends, realized gains and losses on sales of securities and other-than-temporary impairment (OTTI) declines in the fair value of securities, if any.  U.S. Treasury securities with maturities less than 12 months are classified as short-term investments and maturities greater than 12 months are classified as long-term investments on our balance sheets.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment consist of laboratory and office equipment and are recorded at cost. Property and equipment are depreciated on a straight‑line basis over their estimated useful lives. We estimate a life of three years for computer equipment, including software, five years for office equipment and furniture, five to fifteen years for laboratory equipment, and six years for leasehold improvements. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2019 and 2018, we have concluded that a full valuation allowance is necessary for our net deferred tax assets. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019 and 2018 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Basic and diluted net loss per share of common stock:
Net loss	$(54,121)	$(36,726)
Weighted average shares of common stock outstanding	54,512,778	40,895,406
Net loss per share of common stock—basic and diluted	$(0.99)	$(0.90)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2019	2018
Convertible preferred stock	24,000,000	—
Restricted stock	32,400	105,200
Stock options	8,540,281	4,951,409
	32,572,681	5,056,609

The convertible preferred stock meets the definition of a participating security, however the holders are not obligated to share in our losses.  As of December 31, 2019 and 2018, we had no other potentially dilutive securities.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. As of December 31, 2018, comprehensive loss includes net loss and unrealized gain or loss on available-for-sale securities.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. We view our operations and manage our business in one segment, which is the identification and development of innovative therapeutics to treat rare seizure disorders.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Clinical Trial Expenses

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third‑party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2019 and 2018 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) established Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months, and leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted ASC 842 in the first quarter of 2019 utilizing the modified retrospective transition method on the effective date.  Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.  Upon adoption, we elected the package of practical expedients, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient nor the practical expedient pertaining to land easements, the latter not being applicable to us. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of right-of-use assets of $2.5 million and lease liabilities for operating leases of $3.4 million on our consolidated balance sheets, with no material impact to our consolidated statements of operations, cash flows or stockholders’ equity. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease asset was determined based on the value of the lease liability, adjusted for the lease incentive of $0.9 million. See Note 6 for further information regarding the impact of the adoption of ASC 842 on our consolidated financial statements.

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

Valuation Techniques - Level 2 Inputs

The Company estimates the fair values of its financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. The Company obtains a single price for each financial instrument and does not adjust the prices obtained from the pricing service.  The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its third-party pricing services as of December 31, 2019 or 2018.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets
Money market funds (cash equivalents)	$85,395	$—	$—	$85,395
Certificates of deposit	739	—	—	739
Total assets	$86,134	$—	$—	$86,134
December 31, 2018
Assets
Money market funds (cash equivalents)	$14,049	$—	$—	$14,049
U.S. Treasury securities	—	4,998	—	4,998
Total assets	$14,049	$4,998	$—	$19,047

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Laboratory equipment	$1,777	$1,756
Leasehold improvements	899	—
Office furniture and equipment	401	148
Total property and equipment	3,077	1,904
Less: accumulated depreciation	(812)	(610)
Total property and equipment, net	$2,265	$1,294

Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Payroll and related costs	$2,514	$1,364
Clinical trials and drug development	1,849	2,781
Professional fees	396	204
Short-term lease liabilities	446	—
Other	63	88
Total accrued expenses	$5,268	$4,437

6. Leases

As discussed in Note 2, we adopted ASC 842 as of January 1, 2019. We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of December 31, 2019, our operating leases had a weighted average remaining lease term of 68 months.  These ROU assets are included in "Other assets" on our consolidated balance sheet as of December 31, 2019, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our consolidated balance sheet as of December 31, 2019.  The ROU assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Our ROU assets as of January 1, 2019 have been adjusted for $0.9 million in lease incentives.

Based on the present value of the lease payments for the remaining lease term of our existing leases, we initially recognized ROU assets of $2.5 million and lease liabilities for operating leases of $3.4 million during the first quarter of 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, ROU assets and operating lease liabilities were $2.2 million and $3.5 million, respectively. We have entered into various short-

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our consolidated balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the year ended December 31, 2019, we recognized $0.7 million in total lease costs, which included less than $0.1 million in short-term lease costs related to short-term operating leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of ROU assets and lease liabilities was 11.0%, derived from a corporate yield curve based on a synthetic credit rating model using a market signal analysis. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of December 31, 2019, we have not recognized any impairment losses for our ROU assets.

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

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

2020	$807
2021	818
2022	807
2023	823
2024	840
Thereafter	642
4,737
Less: imputed interest	(1,248)
Total lease liabilities	$3,489

Current operating lease liabilities	$446
Non-current operating lease liabilities	3,043
Total lease liabilities	$3,489

Rental expense for the year ended December 31, 2018, prior to the adoption of ASC 842 as described in Note 2, was $0.2 million.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual future minimum lease payments as of December 31, 2018, prior to the adoption of ASC 842 as described in Note 2, were as follows (in thousands):

2019	$298
2020	807
2021	819
2022	807
2023	823
Thereafter	1,482
Total minimum lease payments	5,036

7. Investments

As of December 31, 2019, our investments consisted of certificates of deposit with various financial institutions with original maturities of six to nine months.  Investments are classified as short- or long-term investments on our consolidated balance sheets based on original maturity. Certificates of deposits were classified as held-to-maturity and were recorded at amortized cost, which approximated fair value. As of December 31, 2018, our investments consisted of U.S. Treasury securities, maturing at various dates through January 2019.  Investments are classified as short- or long-term investments on our consolidated balance sheets based on maturity.  U.S. Treasury securities are classified as available-for-sale and are recorded at amortized cost.

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

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of December 31, 2019, 330,450 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  As of December 31, 2019, 7,121,331 options to purchase shares of common stock and 32,400 restricted shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 663,460 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  In accordance with the 2014 Plan, on January 1, 2019, the shares of common stock available for future grants under the 2014 Plan was increased to 5,082,305.

In addition, during the years ended December 31, 2019 and 2018, we granted 920,000 and 311,000 options, respectively, to purchase shares of common stock outside of our 2014 Plan as inducement grants material to new employees entering into employment agreements with us pursuant to Nasdaq Listing Rule 5635(c)(4).  The amount, terms of grants, and exercisability provisions of these grants are determined and set by our board of directors, and are largely consistent with the terms and exercisability provisions of grants under our 2014 Plan.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$2,563	$1,712
General and administrative	3,070	2,995
Total	$5,633	$4,707

Options issued under both the 2005 Plan and 2014 Plan and the inducement grants have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years.  A summary of activity for the years ended December 31, 2019 and 2018 is presented below (in thousand, except share and per share amounts):

		Weighted‑
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding—December 31, 2017	3,754,320	$5.22
Granted	1,372,000	6.60
Exercised	(12,308)	1.18
Forfeited	(162,603)	5.00
Outstanding—December 31, 2018	4,951,409	5.62
Granted	4,703,000	2.31
Exercised	(80,020)	1.22
Forfeited	(916,205)	4.21
Expired	(117,903)	8.23
Outstanding—December 31, 2019	8,540,281	$3.95	$3,774

Exercisable—December 31, 2019	4,431,560	$5.04	$1,447
Exercisable and expected to vest—December 31, 2019	8,540,281	$3.95	$3,774

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2019 is 8.1 years and 7.1 years, respectively.

Intrinsic value in the table above was determined by calculating the difference between the market value of our common stock on the last trading day of 2019 of $2.16 per share and the exercise price, multiplied by the number of in-the-money options.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted‑average grant date fair value of options granted was $1.90 and $5.51 per share in 2019 and 2018, respectively, and was estimated at the date of grant using the Black‑Scholes option‑pricing model with the following ranges of weighted‑average assumptions:

	2019				2018
Expected stock price volatility	104.7	-	118.87%		106.64	-	113.19%
Expected term of options	5.16	-	6.1	years	5.2	-	6.1	years
Risk‑free interest rate	1.51	-	2.59%		2.32	-	3.1%
Expected annual dividend yield			0%				0%

The weighted‑average valuation assumptions were determined as follows:

•	Expected stock price volatility: The expected volatility is based on historical volatility of our stock price.
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

As of December 31, 2019, there was $8.3 million of total unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over the next four years as follows, in thousands:

2020	$3,981
2021	2,941
2022	1,065
2023	304
$8,291

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No restricted shares of common stock were issued during 2019 or 2018. A summary of activity for the years ended December 31, 2019 and 2018 is presented below:

		Weighted‑average
		Grant Date
	Shares	Fair Value per Share
Outstanding—December 31, 2017	239,800	$1.21
Vested	(120,600)	1.21
Forfeited	(14,000)	1.21
Outstanding—December 31, 2018	105,200	1.21
Vested	(52,600)	1.21
Forfeited	(20,200)	1.21
Outstanding—December 31, 2019	32,400	$1.21

Expected to vest—December 31, 2019	32,400	$1.21

As of December 31, 2019, there was no unrecognized compensation cost related to unvested restricted stock.

Total compensation cost recognized for all restricted stock awards in the statements of operations for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Research and development	$19	$19
General and administrative	20	62
Total	$39	$81

Equity Distribution Agreement

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

We agreed to pay JMP a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the EDA. With the exception of commissions related to sale of the shares, JMP will be responsible for all of its own costs and expenses incurred in connection with the offering.

During the year ended December 31, 2019, we issued 1,692,289 shares of our common stock pursuant to the EDA for aggregate net proceeds to us of $2.1 million.  As of December 31, 2019, $34.8 million remained available under the EDA. We did not issue any shares pursuant to the EDA during the year ended December 31, 2018.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offering

On December 11, 2019, the Company entered into an underwriting agreement with Oppenheimer & Co., Inc., as representative of the underwriters (the “Underwriting Agreement”), in connection with the underwritten public offering of 28,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $1.25 per share (the “Public Offering”). Pursuant to the terms of the Underwriting Agreement, on December 13, 2019, the Company sold 32,200,000 shares of common stock, including the exercise of the option granted to the underwriters for 4,200,000 shares of common stock, and received net proceeds of $37.4 million, after deducting underwriting discounts and commissions and other transaction costs of $2.8 million.

9. Convertible Preferred Stock

Concurrent with the Public Offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company and the Investors listed therein. Pursuant to the terms of the Purchase Agreement, the Company sold to the Investors an aggregate of 30,000 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at a per share price of $1,000 in a private placement (the “Private Placement”), and received net proceeds of $28.2 million, after deducting underwriting discounts and commissions of $1.8 million. Each share of Series A Preferred Stock will be convertible into 800 shares of common stock reflecting a conversion price equal to $1.25 per share, subject to customary anti-dilution adjustments. The shares of Series A Preferred Stock will be mandatorily convertible into shares of common stock, subject to a beneficial ownership limitation (described below), in partial or in full, thereof from and after filing the certificate of amendment to the Company’s charter with the Secretary of State of the State of Delaware to increase the Company’s authorized shares of common stock (Exercise Contingency).

The holders of the Series A Preferred Stock have a feature that allows the holders to have a liquidation preference to the Company’s common stockholders.  Because such a potential redemption-triggering event is not solely within the control of the Company, the preferred stock is presented as "Convertible Preferred Stock" on our balance sheet in a manner consistent with temporary equity under applicable accounting standards. The holders of the Series A Preferred Stock also have the right to receive discretionary dividends paid to common shareholders.  Except as required by law, the Series A Preferred Stock is non-voting stock.  The holders each have a beneficial ownership limitation of 9.99% of total outstanding shares of common stock, including an option for the holder to increase this percentage to 19.99%.

The Preferred Shares sold in the Private Placement have not been registered under the Securities Act. The Company has agreed to file a resale registration statement with the Securities and Exchange Commission after satisfaction of the Exercise Contingency for purposes of registering the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock.  The Company is permitted to issue unregistered shares of common stock upon the conversion of the Series A Preferred Stock if the registration statement is not effective.  In the event the Company is unable to register the issuable shares of common stock, the Company would be liable for a penalty to the holders, in an aggregate amount not to exceed 4% of gross proceeds.

The difference between the conversion price and the fair value of the Company’s common stock on the commitment date (transaction date) resulted in a beneficial conversion feature the amount of $8.9 million.  This amount will be recognized as a deemed dividend on the date in which the Exercise Contingency is resolved.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

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

As consideration for this license, we paid an upfront fee which was recorded as research and development expense in 2017, and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones.  We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales. As of December 31, 2019, we have not met any additional milestones under the License Agreement and have not made any additional payments to CyDex other than the upfront fee.

Under the terms of the Supply Agreement, we are required to purchase all of our requirements for Captisol with respect to ganaxolone from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

Severance Arrangements

In March 2019, we entered into a Severance Agreement and General Release (Severance Agreement) with Christopher M. Cashman (Cashman), our former Chief Executive Officer.  In connection with this Severance Agreement, we agreed to pay certain severance benefits for one year to Cashman, including salary and benefits continuation and a prorated bonus totaling $0.6 million.  As of December 31, 2019, $0.1 million in severance benefits remained unpaid.  In addition, certain of Cashman’s outstanding stock option agreements were modified to accelerate vesting and extend the exercise period, resulting in additional compensation cost of $0.4 million.

Employment Agreements

In August 2019, we entered into an amended and restated employment agreement with Scott Braunstein, M.D., Chief Executive Officer (the “Employment Agreement”).  Under the Employment Agreement, Dr. Braunstein will be paid an annual base salary of $537,500 and will be eligible to receive a bonus of up to 50% of his base salary, as determined by the Board in its discretion, prorated for 2019.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2019, we entered into an Employment Agreement with Joe Hulihan, M.D., Chief Medical Officer.  Under his Employment Agreement, Dr. Hulihan will be paid an annual base salary of $375,000 and will be eligible to receive a bonus of up to 35% of his base salary, as determined by the Board in its discretion, prorated for 2019.

11. Income Taxes

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

Loss before income taxes is allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018
U.S. operations	$18,544	$7,855
Foreign operations	35,577	28,871
Loss before income taxes	$54,121	$36,726

As of December 31, 2019 and 2018, we had approximately $143.7 million and $131.6 million, respectively, of net operating loss (NOL) carry forwards available to offset future federal and state taxable income that will expire beginning in 2023. We also have federal research and development credit carryovers of approximately $8.4 million and state credit carryovers of approximately $0.4 million, which expire beginning in 2020.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2019	2018
Gross deferred tax assets:
Net operating loss carryforwards	$40,120	$36,383
Accrued expenses	200	52
Contributions	4	3
Depreciation	42	—
Stock‑based compensation	2,967	1,640
Research and development and other credits	9,118	6,545
Total gross deferred tax assets	$52,451	$44,623
Gross deferred tax liabilities:
Depreciation	—	(18)
Total gross deferred tax liabilities	—	(18)
Net deferred tax assets	52,451	44,605
Less: valuation allowance	(52,451)	(44,605)
Net deferred tax assets after valuation allowance	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2019 and 2018. The valuation allowance increased by $7.8 million and $2.0 million during the years ended December 31, 2019 and 2018, respectively.  The increase in both years was due primarily to our increase in net operating loss carryovers.

We did not have unrecognized tax benefits as of December 31, 2019 and 2018, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in income tax expense. We did not have uncertain tax positions as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, we have not accrued interest or penalties related to any uncertain tax positions.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2019	2018
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	(1.0)	(0.9)
State income tax, net of federal benefit	2.3	0.1
R&D tax credits	4.4	4.3
Change in state apportionment	1.1	(1.1)
Foreign income tax effect	(13.8)	(16.5)
Other	0.5	(1.6)
Change in valuation allowance	(14.5)	(5.3)
Effective income tax rate	0.0%	0.0%

For all years through December 31, 2019, we generated research and development credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

We file income tax returns in the United States, the State of Connecticut, and the Commonwealth of Pennsylvania. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2018. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

12. Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2019
Research and development expenses	$8,872	$10,010	$11,572	$12,512	$42,966
General and administrative expenses	$3,667	$2,502	$2,327	$2,960	$11,456
Net loss	$(12,483)	$(12,423)	$(13,806)	$(15,409)	$(54,121)
Net loss per common share, basic and diluted	$(0.24)	$(0.24)	$(0.26)	$(0.25)	$(0.99)
2018
Research and development expenses	$3,927	$7,232	$9,148	$8,087	$28,394
General and administrative expenses	$2,187	$2,338	$2,073	$2,187	$8,785
Net loss	$(5,999)	$(9,504)	$(11,110)	$(10,113)	$(36,726)
Net loss per common share, basic and diluted	$(0.15)	$(0.24)	$(0.27)	$(0.24)	$(0.90)