Form 10-Q
period 2020-03-31
MARINUS PHARMACEUTICALS INC
filed 2020-05-04
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-36576

MARINUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0198082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Radnor Corporate Center, Suite 500

100 Matsonford Rd

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

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐	Smaller reporting company	☒

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2020 was: 86,732,035.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH  31, 2020

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$70,326	$90,943
Short-term investments	7,460	739
Prepaid expenses and other current assets	2,212	2,452
Total current assets	79,998	94,134
Property and equipment, net	2,186	2,265
Other assets	2,374	2,443
Total assets	$84,558	$98,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,845	$2,763
Accrued expenses	7,479	5,268
Total current liabilities	10,325	8,031
Other long-term liabilities	2,921	3,042
Total liabilities	13,245	11,073
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 30,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	28,200	28,200
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 86,761,266 issued and 86,732,035 outstanding at March 31, 2020 and 86,500,353 issued and 86,471,122 outstanding at December 31, 2019	87	87
Additional paid-in capital	306,124	295,056
Treasury stock at cost, 29,231 shares at March 31, 2020 and December 31, 2019	—	—
Accumulated other comprehensive income	28	—
Accumulated deficit	(263,126)	(235,574)
Total stockholders’ equity	43,113	59,569
Total liabilities and stockholders’ equity	$84,558	$98,842

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Expenses:
Research and development	$15,004	$8,872
General and administrative	3,850	3,667
Loss from operations	(18,854)	(12,539)
Interest income	222	96
Other expense	(40)	(40)
Net loss	(18,672)	(12,483)
Deemed dividends on convertible preferred stock	(8,880)	—
Net loss applicable to common shareholders	$(27,552)	$(12,483)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.32)	$(0.24)
Basic and diluted weighted average shares outstanding	86,661,845	52,465,207

Net loss	$(18,672)	$(12,483)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	28	2
Total comprehensive loss	$(18,644)	$(12,481)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(18,672)	$(12,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	36
Stock-based compensation expense	1,876	1,836
Loss on disposal of fixed assets	—	42
Noncash lease expense	62	46
Noncash lease liability	95	(55)
Amortization of premium on investments	1	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	258	(847)
Accounts payable and accrued expenses	2,259	(238)
Net cash used in operating activities	(14,037)	(11,664)
Cash flows from investing activities
Maturities of short-term investments	1,737	5,000
Purchases of short-term investments	(8,433)	—
Deposit on property and equipment	—	(80)
Purchases of property and equipment	(1)	(52)
Net cash (used in) provided by investing activities	(6,697)	4,868
Cash flows from financing activities
Proceeds from exercise of stock options	312	65
Financing costs	(195)	(148)
Net cash provided by (used in) financing activities	117	(83)
Net decrease in cash and cash equivalents	(20,617)	(6,879)
Cash and cash equivalents—beginning of year	90,943	67,727
Cash and cash equivalents—end of year	$70,326	$60,848
Supplemental disclosure of cash flow information
Property and equipment in accounts payable and accrued expenses	$—	$48
Operating lease liability	$—	$3,357
Operating right-of-use asset	$—	$2,458

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2018	52,548,244	$53	$249,727	29,231	—	$(2)	$(181,453)	$68,325
Stock-based compensation expense	—	—	1,836	—	—	—	—	1,836
Exercise of stock options	55,812	—	65	—	—	—	—	65
Forfeiture of restricted stock	(20,200)	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(12,483)	(12,483)
Balance, March 31, 2019	52,583,856	$53	$251,628	29,231	—	$—	$(193,936)	$57,745

Balance, December 31, 2019	86,500,353	$87	$295,056	29,231	—	$—	$(235,574)	$59,569
Stock-based compensation expense	—	—	1,876	—	—	—	—	1,876
Exercise of stock options	239,913	—	312	—	—	—	—	312
Issuance of restricted stock	21,000	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	28	—	28
Deemed dividend on beneficial conversion feature - Series A convertible preferred stock	—	—	8,880	—	—	—	(8,880)	—
Net loss	—	—	—	—	—	—	(18,672)	(18,672)
Balance, March 31, 2020	86,761,266	$87	$306,124	29,231	—	$28	$(263,126)	$43,113

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA that is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in‑patient and self‑administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti‑seizure, antidepressant and anxiolytic potential.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to other countries, including the United States. Efforts to contain the spread of COVID-19 have intensified and many countries, including the United States, have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for non-patients. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

The continued spread of COVID-19 globally has impacted our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three months ended March 31, 2020. For example, our Phase 1 supportive clinical trials of oral ganaxolone in CDD have experienced delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. Although operations have not been materially affected by the COVID-19 pandemic as of and for the three months ended March 31, 2020, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic

Liquidity

We have not generated any product revenues and have incurred operating losses since inception, including losses of $18.7 million for the three months ended March 31, 2020. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing.   Our accumulated deficit as of March 31, 2020 was $263.1 million and we expect to incur substantial losses in future periods.  We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, collaborations, licensing transactions and other commercial transactions and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates.

In connection with the closing of concurrent equity financings during the fourth quarter of 2019, we issued a total of 32,200,000 shares of common stock in an underwritten public offering and 30,000 shares of Series A convertible preferred stock in a private placement resulting in aggregate net proceeds, after underwriting discounts and commissions

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the public offering and other estimated offering expenses, of $65.7 million.  We also raised, during the fourth quarter of 2019, net proceeds of $2.1 million in connection with the sale of 1,692,289 shares of common stock under our equity distribution agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP) for annual financial statements. In the opinion of management, these unaudited interim consolidated financial statements reflect the elimination of all intercompany accounts and transactions and all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 and accompanying notes thereto included in our annual report on Form 10-K filed with the SEC on March 16, 2020.

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

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  We adopted the ASU effective as of January 1, 2020.

Our cash equivalents and short-term investments are accounted for as available-for-sale debt instruments and certificates of deposit,  recorded at fair value.  Interest income on these instruments is recorded as “Other income” on the interim consolidated statements of operations and comprehensive loss.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our available-for-sale debt securities represent United States (U.S.) treasury securities, and our certificates of deposit are each individually and fully insured by the Federal Deposit Insurance Corporation (FDIC).  Accordingly, we did not measure an allowance for credit losses on these securities and we did not record a cumulative-effect adjustment to accumulated deficit during the three months ended March 31, 2020 upon adoption of ASU No. 2016-13.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Valuation Techniques - Level 2 Inputs

We estimate the fair values of our financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and do not adjust the prices obtained from the pricing service.  We validate the prices provided by our third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our third-party pricing services as of March 31, 2020.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets
Money market funds (cash equivalents)	$60,095	$—	$—	$60,095
Certificates of deposit (cash equivalents)	498	—	—	498
Certificates of deposit	5,446	—	—	5,446
U.S. Treasury securities	—	2,015	—	2,015
Total assets	$66,039	$2,015	$—	$68,054
December 31, 2019
Assets
Money market funds (cash equivalents)	$85,395	$—	$—	$85,395
Certificates of deposit	739	—	—	739
Total assets	$86,134	$—	$—	$86,134

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and related costs	$1,349	$2,514
Clinical trials and drug development	5,047	1,849
Professional fees	574	396
Short-term lease liabilities	462	446
Other	47	63
Total accrued expenses	$7,479	$5,268

5. Investments

As of March 31, 2020, our short-term investments consisted of U.S. Treasury securities, maturing at various dates through November 2020, and certificates of deposit with various financial institutions maturing at various dates through February 2021.  U.S. Treasury securities are classified as short-term investments on our interim consolidated balance sheets and certificates of deposit are classified as short-term investments or cash equivalents on our interim consolidated balance sheets.  U.S Treasury securities and certificates of deposit are classified as available-for-sale and are recorded at fair value. The total fair value of our available-for-sale securities as of March 31, 2020 was $7.5 million.

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

	March 31,
	2020	2019
Convertible preferred stock	24,000,000	—
Restricted stock	21,000	32,400
Stock options	13,056,165	6,492,571
	37,077,165	6,524,971

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of March 31, 2020, 327,421 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan.  No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, amended in May 2017 (2014 Plan), that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan.  The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.  As of

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2020, 11,384,244 options to purchase shares of common stock and 21,000 shares of restricted stock were outstanding pursuant to grants in connection with the 2014 Plan, and 615,008 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 13,056,165 stock options outstanding as of March 31, 2020 at a weighted-average exercise price of $3.25 per share.  During the three months ended March 31, 2020, 5,038,200 options were granted to employees and directors at a weighted-average exercise price of $2.04 per share.  Of the options granted, 4,749,700 options were granted pursuant to the 2014 Plan and 288,500 were granted outside of the 2014 Plan as inducements for new employees.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$729	$649
General and administrative	1,146	1,177
Total	$1,875	$1,826

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

We issued 21,000 and 0 restricted shares of common stock during the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020 there were 21,000 restricted shares of common stock outstanding, and 32,400 shares vested during the three months ended March 31, 2020.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$—	$5
General and administrative	1	5
Total	$1	$10

Deemed Dividends

On March 31, 2020, our stockholders approved an amendment to our company charter with the Secretary of State of the State of Delaware to increase the the number of authorized shares of common stock, which resulted in the recognition of a beneficial conversion feature on the Series A convertible preferred stock.  Accordingly, we recorded $8.9 million in deemed dividends in the three months ended March 31, 2020, which was calculated as the difference

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

between the conversion price and the fair value of our common stock on the commitment date (transaction date) in connection with the closing of concurrent equity financings during the fourth quarter of 2019.

8. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of March 30, 2020, our operating leases had a weighted average remaining lease term of 65 months.  These right-of-use (ROU) assets are included in "Other assets" on our interim consolidated balance sheets as of March 31, 2020 and December 31, 2019, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim consolidated balance sheets as of March 31, 2020 and December 31, 2019.  The ROU assets were initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Our ROU assets as of March 31, 2020 and December 31, 2019 have been adjusted for $0.9 million in lease incentives.

As of March 31, 2020 and December 31, 2019, ROU assets were $2.2 million at each period, and operating lease liabilities were $3.4 million and $3.5 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our consolidated balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2020 and December 31, 2019, we recognized $0.2 million and $0.7 million, respectively, in total lease costs, which included less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in Accounting Standards Codification (ASC) Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of March 31, 2020 and December 31, 2019, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our interim consolidated statements of operations and comprehensive loss.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities as of March  31, 2020 were as follows (in thousands):

Remaining nine months of 2020	$608
2021	818
2022	807
2023	823
2024	840
Thereafter	641
4,537
Less: imputed interest	(1,154)
Total lease liabilities	$3,383

Current operating lease liabilities	$462
Non-current operating lease liabilities	2,921
Total lease liabilities	$3,383

9. Commitments

Severance Arrangements

In March 2019, we entered into a Severance Agreement and General Release (Severance Agreement) with Christopher M. Cashman (Cashman), our former Chief Executive Officer.  In connection with this Severance Agreement, we agreed to pay certain severance benefits for one year to Cashman, consisting of base salary and benefits continuation and a prorated bonus totaling $0.6 million.  As of March 31, 2020, all severance benefits have been paid to Mr. Cashman.

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
•

design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;

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

•	our ability to create an effective sales and marketing infrastructure if we elect to market and sell ganaxolone directly;

•	the rate and degree of market acceptance of ganaxolone;
•	the timing and amount of reimbursement for ganaxolone;
•	the success of other competing therapies that may become available;
•	the manufacturing capacity for ganaxolone;
•	our intellectual property position;
•	our ability to maintain and protect our intellectual property rights;
•	our results of operations, financial condition, liquidity, prospects, and growth strategies;
•	the industry in which we operate;
•	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks; and
•	the trends that may affect the industry or us.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim consolidated financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual consolidated financial statements for the year ended December 31, 2019 which are included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Overview

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA that is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in‑patient and self‑administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti‑seizure, antidepressant and anxiolytic potential.

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

*Programs on hold pending decision to conduct additional trials.

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

During the first quarter of 2020, we completed an end-of-phase 2 meeting with the Food and Drug Administration (FDA), and are making preparations to initiate a Phase 3 pivotal clinical trial in SE in the third quarter of 2020. We plan to examine co-primary endpoints that focus on status cessation within 30-minutes and suppression of status for at least 24 hours.  Ganaxolone will be administered intravenously for 48 hours, the first 12 hours of which is expected to target a 500 ng/ml serum concentration.  We anticipate the trial will enroll approximately 125 patients to provide greater than 90 percent power to detect a 30 percent efficacy difference between ganaxolone and placebo.   We expect to enroll patients who have previously failed a benzodiazepine and at least two second-line antiepileptic drugs.  Topline data are expected in the first half of 2022.

CDKL5 Deficiency Disorder (CDD)

CDD is a serious and rare genetic disorder that is caused by a mutation of the cyclin‑dependent kinase‑like 5 (CDKL5) gene, located on the X chromosome. It predominantly affects females and is characterized by early‑onset, difficult‑to‑control seizures and severe neuro‑developmental impairment. The CDKL5 gene encodes proteins essential for normal brain function. Most children affected by CDD cannot walk normally, talk, or care for themselves. Many also suffer from scoliosis, visual impairment, gastrointestinal difficulties and sleep disorders. There are no approved therapies or treatments for CDD. Genetic testing is available to determine if a patient has a mutation in the CDKL5 gene. To our knowledge, no previous late-stage clinical trials have been conducted in this patient population.

During the first quarter of 2020, we completed enrollment in a pivotal Phase 3 clinical trial (Marigold Study), which is evaluating the use of oral ganaxolone in children and young adults with CDD. The Marigold Study is a global, double‑blind, placebo‑controlled, clinical trial that has enrolled 101 patients between the ages of 2 and 21 with a confirmed disease‑related CDKL5 gene variant. Patients randomized to ganaxolone receive  up to 600 mg of oral liquid suspension three times a day. The primary endpoint of the trial is percent change in 28‑day seizure frequency. The discontinuation rate in this trial is in-line with expectations (less than 10 percent), and enrollment in the open label extension part of the trial continues to be high. We expect to report top‑line data from the clinical trial in the the third quarter of 2020, with no material delays presently expected due to COVID-19. We have also begun preparations for a potential New Drug Application (NDA) filing and development of a commercial strategy. Phase 1 supportive clinical trials have experienced delays in enrollment due to COVID-19, which are not expected to impact timing for a potential NDA filing.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that affects many organs and causes non‑malignant tumors in the brain, skin, kidney, heart, eyes, and lungs. The condition is caused by inherited mutations in either the TSC1 gene or the TSC2 gene. TSC occurs with a frequency of 1:6,000 and a mutation is found in 85% of patients. While the disease phenotype can be extremely variable, neurologic manifestations such as epilepsy can be seen in up to 90% of TSC patients. TSC is a leading cause of genetic epilepsy, often occurring in the first year of life as either focal seizures or infantile spasms. There are currently limited disease-specific treatments approved for seizure types that occur in TSC patients.

We are conducting a Phase 2 open‑label trial to evaluate the safety and tolerability of adjunctive ganaxolone treatment in patients with TSC. The trial is expected to enroll approximately 30 patients ages 2 to 65. Patients will undergo a four‑week baseline period followed by a 12‑week treatment period where they will receive up to 600 mg of ganaxolone (oral liquid suspension) three times a day. Patients who meet eligibility criteria may continue ganaxolone treatment in a 24‑week extension to the trial. The primary endpoint for the trial is percent change in 28‑day primary seizure frequency for the treatment period relative to baseline. We also plan to analyze allopregnanolone sulfate levels as part of the trial efficacy analysis. We do not currently anticipate any material impact on enrollment or trial progress due to COVID-19, and expect to report top line data in the first quarter of 2021.

PCDH19-Related Epilepsy (PCDH19-RE)

PCDH19‑RE is a rare and serious epileptic syndrome characterized by early‑onset seizures, cognitive and sensory impairment of varying degrees, and psychiatric and behavioral disturbances. Seizures occur in clusters lasting from several hours to days. It is caused by a mutation in the PCDH19 gene on the X-chromosome. Unlike other X-linked disorders, it selectively affects females, with very few cases reported in males. The gene encodes a protein involved in cell adhesion and is widely expressed in the central nervous system. Genetic testing is available to determine if a patient has the PCDH19 mutation. Currently, there are no drugs approved specifically for the general treatment of various seizures associated with PCDH19-RE.

In April 2020, we decided to transition the ongoing Phase 3 clinical trial (Violet Study) to a Phase 2 proof-of-concept (POC) clinical trial evaluating allopregnanolone sulfate as a biomarker in the patients with a confirmed PCDH19-RE mutation. We have decided to limit trial enrollment due to several factors, including the challenges to enroll a global clinical trial (including COVID-19 impact), the episodic nature of seizures in PCDH-19 patients, and potential commercial challenges.  We now expect to complete the double-blind portion of the clinical trial with approximately 15-20 patients, and we plan to continue to evaluate if the allopregnanolone sulfate biomarker hypothesis could have broader utility in other targeted indications. The POC biomarker clinical trial will stratify patients into one of two biomarker groups based on baseline allopregnanolone sulfate levels and randomized (ganaxolone or placebo) within each stratum. The trial will consist of a 12‑week prospective baseline period to collect seizure data, followed by a 17‑week double‑blind treatment phase. Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of ganaxolone (oral liquid suspension) three times a day and maintain that dose for the following 13‑weeks.

We will continue to develop a program to ensure access to ganaxolone for PCDH19-RE patients who saw benefits in the Violet Study and expect to announce results of this POC clinical trial in the first half of 2021.

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to other countries, including the United States. Efforts to contain the spread of COVID-19 have intensified and many countries, including the United States, have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for non-patients. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

The continued spread of COVID-19 globally has impacted our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three months ended March 31, 2020. For example, our Phase 1 supportive clinical trials of oral ganaxolone in CDD have experienced delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. Although operations have not been materially affected by the COVID-19 pandemic as of and for the three months ended March 31, 2020, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Operations

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical studies, clinical trials and raising capital. We have funded our operations primarily through sales of equity and debt securities. At March 31, 2020, we had cash, cash equivalents and investment balances of $77.8 million.  We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $18.7 million and $12.5 million for the three months ended March 31, 2020 and 2019, respectively.  Our accumulated deficit as of March 31, 2020 was $263.1 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•conduct later stage clinical trials in targeted indications, which could include SE, CDD, TSC, PCDH19-RE and possibly other indications;

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

We believe that our cash, cash equivalents and investment balances as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, licensing transactions, other commercial transactions or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

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

We expense research and development costs when we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and information our vendors provide to us.

We will incur substantial costs beyond our present and planned clinical trials in order to file an NDA and Supplemental New Drug Applications (sNDAs), or equivalent Marketing Authorization Applications (MAA) outside the US, for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further clinical trials and other studies will depend in large part on the outcome of preceding studies and trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical trials and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

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

Results of Operations

Research and Development Expenses

We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product programs. We do not allocate employee and contractor-related costs, costs associated with our facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below shows our research and development expenses incurred with respect to each active program, in thousands. The primary drivers of our research and development expenditures are currently in our programs in SE, CDD, TSC and PCDH19-RE.  We expect our research and development expenses for ganaxolone will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product programs during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
CDKL5 deficiency disorder (1)	$4,010	$1,314
Postpartum depression (2)	—	2,461
Status epilepticus (3)	4,792	507
PCDH19-related epilepsy (4)	1,562	1,331
Tuberous Sclerosis (5)	306	—
Indirect research and development (6)	4,334	3,259
Total	$15,004	$8,872

Note: Certain prior year expenses have been reclassified to conform to current year presentation.

(1)	The increase is due to enhanced drug development activity, including clinical trials and preclinical studies and manufacturing activities in preparation for commercialization.
(2)	We completed our clinical trials in PPD in 2019, and have placed further development on hold pending a decision to conduct additional trials based upon regulatory interactions and funding.
(3)

The increase is due primarily to enhanced drug development activity, including preclinical studies and manufacturing activities in preparation for a Phase 3 clinical trial expected to commence in the third quarter of 2020.

(4)	Expenses for this indication were consistent with the prior year as the clinical trial was continuing to enroll until we decided to revise the nature of the trial in April 2020.
(5)	We began making preparations for a Phase 2 clinical trial in TSC during the first quarter of 2020.
(6)	Indirect research and development expenses in support of all our programs have increased due to the overall increase in preclinical, clinical, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $3.9 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. The primary drivers of the decrease was $1.0 million in severance expenses related to the departure of Christopher M. Cashman, our former Chief Executive Officer, recorded in 2019, partially offset by an increase of approximately $0.6 million in noncash stock-based compensation expense.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $18.7 million and $12.5 million for the three months ended March 31, 2020 and 2019, respectively.  Our cash used in operating activities was $14.0 million for the three months ended March 31, 2020 compared to $11.7 million for the same period a year ago.  Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans.  At March 31, 2020, we had cash, cash equivalents and investment balances of $77.8 million.

In October 2017, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the year ended December 31, 2019, we issued 1,692,289 shares of our common stock pursuant to the EDA for aggregate net proceeds to us of $2.2 million. We did not issue any shares of our common stock pursuant to the EDA during the three months ended March 31, 2020.

Cash Flows

Operating Activities.  Cash used in operating activities increased to $14.0 million for the three months ended March 31, 2020 compared to $11.7 million for the same period a year ago. The increase was driven primarily by a $6.2 million increase in net loss, offset by an increase of $3.6 million in the change in our operating accounts payable and accrued expenses, which was due primarily to increased research and development activities as described above.

Investing Activities.  Cash used in investing activities for the three months ended March 31, 2020 represents the maturity of short-term investments of $1.7 million offset by $8.4 million in purchases of investments.  Cash provided by investing activities for the three months ended March 31, 2019 represents $5.0 million in maturities of short-term investments offset by $0.1 million in cash paid for property, plant and equipment.

Financing Activities.  Cash provided by financing activities for the three months ended March 31, 2020 represents $0.3 million in proceeds from the exercise of stock options, offset by payment of $0.2 million for financing costs. Cash used in financing activities for the three months ended March 31, 2019 represents $0.1 million in proceeds from the sale of stock options, offset by payment of $0.1 million for financing costs.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our continuing and planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

•	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
•	the results of our preclinical studies and clinical trials;
•	the development, formulation and commercialization activities related to ganaxolone;
•	the scope, progress, results and costs of researching and developing ganaxolone or any other future product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone or any other future product candidates;
•	the cost of commercialization activities if ganaxolone or any other future product candidates are approved for sale, including marketing, sales and distribution costs;
•

the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	any product liability, infringement or other lawsuits related to our product candidates and, if approved, products;
•	capital needed to attract and retain skilled personnel;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2019, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 16, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020 due to the material weakness described in Item 9A of the Annual Report on Form 10-K filed with the SEC on March 16, 2020 not having been fully remediated by the first quarter of 2020.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020, management believes that the interim consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

This section augments and updates certain risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). The following risk factor should be read together with the other risk factors disclosed in the Annual Report. In addition to the other information in this Quarterly Report on Form 10-Q, all of the risk factors should be carefully considered in evaluating us and our common stock. Any of these risks, many of which are beyond our control, could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

The COVID-19 coronavirus pandemic could adversely affect our business.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to other countries, including the United States. Efforts to contain the spread of COVID-19 have intensified and many countries, including the United States, have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for non-patients. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

The continued spread of COVID-19 globally has impacted our operations and such impacts may continue and become material to our operations. For example, our Phase 1 supportive clinical trials of oral ganaxolone in CDD have experienced delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the FDA’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed.

There is also a risk that clinical supplies of our product candidates may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on our suppliers’ labor forces and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact clinical supplies of our product candidates, which could materially adversely impact our clinical trial and development timelines.

The continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is likely that the continued spread of COVID-19 will cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the outbreak or treat its impact, among others. Moreover, the COVID-19 outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other pandemic harms the global economy generally.

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

3.2

Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on April 2, 2020.)

3.3	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on August 7, 2014.)

3.4

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

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN	President and Chief Executive Officer (principal executive officer) and Director	May 4, 2020
Scott Braunstein

/s/ EDWARD F. SMITH	Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	May 4, 2020
Edward F. Smith