Form 10-Q
period 2020-06-30
MARINUS PHARMACEUTICALS INC
filed 2020-08-06
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-36576

MARINUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0198082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Radnor Corporate Center, Suite 500

100 Matsonford Rd

Radnor, PA 19087

(Address of registrant’s principal executive offices, including zip code)

Registrant’s telephone number, including area code: (484) 801-4670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MRNS	Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes☐ No.

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 4, 2020 was: 122,194,683.

MARINUS PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$98,930	$90,943
Short-term investments	6,966	739
Prepaid expenses and other current assets	3,139	2,452
Total current assets	109,035	94,134
Property and equipment, net	2,105	2,265
Other assets	2,303	2,443
Total assets	$113,443	$98,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,733	$2,763
Accrued expenses	5,770	5,268
Total current liabilities	9,503	8,031
Other long-term liabilities	2,795	3,042
Total liabilities	12,298	11,073
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 30,000 shares issued and outstanding at December 31, 2019	—	28,200
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 9,303 shares issued and outstanding at June 30, 2020	8,745	—
Common stock, $0.001 par value; 300,000,000 shares authorized, 122,223,914 issued and 122,194,683 outstanding at June 30, 2020 and 86,500,353 issued and 86,471,122 outstanding at December 31, 2019	123	87
Additional paid-in capital	371,051	295,056
Treasury stock at cost, 29,231 shares at June 30, 2020 and December 31, 2019	—	—
Accumulated other comprehensive income	27	—
Accumulated deficit	(278,801)	(235,574)
Total stockholders’ equity	101,145	59,569
Total liabilities and stockholders’ equity	$113,443	$98,842

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Expenses:
Research and development	$11,752	$10,010	$26,756	$18,882
General and administrative	4,130	2,502	7,980	6,169
Loss from operations	(15,882)	(12,512)	(34,736)	(25,051)
Interest income	212	90	398	186
Other expense, net	(5)	(1)	(9)	(41)
Net loss	$(15,675)	$(12,423)	$(34,347)	$(24,906)
Deemed dividends on convertible preferred stock	—	—	(8,880)	—
Net loss applicable to common shareholders	$(15,675)	$(12,423)	$(43,227)	$(24,906)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.16)	$(0.24)	$(0.46)	$(0.47)
Basic and diluted weighted average shares outstanding	99,770,498	52,522,225	93,180,795	52,493,874

Net loss	$(15,675)	$(12,423)	$(34,347)	$(24,906)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	27	—
Total comprehensive loss	$(15,675)	$(12,423)	$(34,320)	$(24,906)

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(34,347)	$(24,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	112
Stock-based compensation expense	3,672	3,099
Loss on disposal of fixed assets	—	42
Noncash lease expense	127	107
Noncash lease liability	187	(143)
Amortization of discount on investments	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(680)	(1,095)
Accounts payable, accrued expenses and other long term-liabilities	827	2,404
Net cash used in operating activities	(30,045)	(20,380)
Cash flows from investing activities
Maturities of short-term investments	2,729	5,000
Purchases of short-term investments	(8,931)	(2,482)
Deposit on property and equipment	—	(6)
Purchases of property and equipment	—	(340)
Net cash (used in) provided by investing activities	(6,202)	2,172
Cash flows from financing activities
Proceeds from exercise of stock options	512	65
Proceeds from equity offerings, net of offering costs	43,722	(148)
Net cash provided by (used in) financing activities	44,234	(83)
Net increase (decrease) in cash and cash equivalents	7,987	(18,291)
Cash and cash equivalents—beginning of period	90,943	67,727
Cash and cash equivalents—end of period	$98,930	$49,436
Supplemental disclosure of cash flow information
Conversion of preferred stock to common stock	$17	$—
Accrued equity offering costs	$210	$—
Operating lease liability	$—	$3,357
Operating right-of-use asset	$—	$2,458

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2018	—	$—	52,548,244	$53	$249,727	29,231	—	$(2)	$(181,453)	$68,325
Stock-based compensation expense	—	—	—	—	1,836	—	—	—	—	1,836
Exercise of stock options	—	—	55,812	—	65	—	—	—	—	65
Forfeiture of restricted stock	—	—	(20,200)	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(12,483)	(12,483)
Balance, March 31, 2019	—	$—	52,583,856	$53	$251,628	29,231	—	$—	$(193,936)	$57,745
Stock-based compensation expense	—	—	—	—	1,263	—	—	—		1,263
Net loss	—	—	—	—	—	—	—	—	(12,423)	(12,423)
Balance, June 30, 2019	—	$—	52,583,856	$53	$252,891	29,231	—	$—	$(206,359)	$46,585

Balance, December 31, 2019	—	$—	86,500,353	$87	$295,056	29,231	—	$—	$(235,574)	$59,569
Stock-based compensation expense	—	—	—	—	1,876	—	—	—	—	1,876
Exercise of stock options	—	—	239,913	—	312	—	—	—	—	312
Issuance of restricted stock	—	—	21,000	—	—	—	—	—	—	—

Unrealized gain on investments	—	—	—	—	—	—	—	27	—	27
Deemed dividend on beneficial conversion feature - Series A convertible preferred stock	—	—	—	—	8,880	—	—	—	(8,880)	—
Net loss	—	—	—	—	—	—	—	—	(18,672)	(18,672)
Balance, March 31, 2020	—	$—	86,761,266	$87	$306,124	29,231	—	$27	$(263,126)	$43,112
Stock-based compensation expense	—	—	—	—	1,796	—	—	—	—	1,796
Exercise of stock options	—	—	189,819	—	200	—	—	—	—	200
Conversion of convertible preferred stock into common	—	—	16,557,600	17	19,438	—	—	—	—	19,455
Issuance of common stock under equity distribution agreement, net of expenses of $68	—	—	315,229	—	602	—	—	—	—	602
Issuance of common stock in connection with follow-on public offering ($2.50 per share), net of expenses of $3,090	—	—	18,400,000	19	42,891	—	—	—	—	42,910
Transfer of convertible	9,303	8,745	—	—		—	—	—	—	8,745

preferred stock into permanent equity
Net loss	—	—	—	—	—	—	—	—	(15,675)	(15,675)
Balance, June 30, 2020	9,303	$8,745	122,223,914	$123	$371,051	29,231	—	$27	$(278,801)	$101,145

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA that is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to other countries, including the United States (U.S.). Efforts to contain the spread of COVID-19 have intensified and many countries, including the U.S., have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for non-patients. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

The continued spread of COVID-19 globally has impacted our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three and six months ended June 30, 2020. For example, our Phase 1 supportive clinical trials of oral ganaxolone in CDKL5 deficiency disorder (CDD) have experienced delays in enrollment due to COVID-19, however, those trials have continued enrollment and are expected to be completed by the end of the third quarter of 2020. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. Although operations have not been materially affected by the COVID-19 pandemic as of and for the three and six months ended June 30, 2020, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception, including losses of $34.3 million for the six months ended June 30, 2020. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of June 30, 2020 was $278.8 million and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, collaborations, licensing transactions and other commercial transactions and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In connection with the closing of an equity financing in June 2020, we issued a total of 18,400,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $42.9 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the U.S. (GAAP) for annual financial statements. In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 and accompanying notes thereto included in our annual report on Form 10-K filed with the SEC on March 16, 2020.

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

Our cash equivalents and short-term investments are accounted for as available-for-sale debt instruments and certificates of deposit, recorded at fair value.  Interest income on these instruments is recorded as “Other income” on the interim statements of operations and comprehensive loss.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our available-for-sale debt securities represent (U.S.) treasury securities, and our certificates of deposit are each individually and fully insured by the Federal Deposit Insurance Corporation (FDIC).  Accordingly, we did not measure an allowance for credit losses on these securities and we did not record a cumulative-effect adjustment to accumulated deficit during the three and six months ended June 30, 2020 upon adoption of ASU No. 2016-13.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

●	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.
●	Level 3 — Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Valuation Techniques - Level 2 Inputs

We estimate the fair values of our financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and do not adjust the prices obtained from the pricing service. We validate the prices provided by our third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our third-party pricing services as of June 30, 2020.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets
Money market funds (cash equivalents)	$89,151	$—	$—	$89,151
Certificates of deposit	4,958	—	—	4,958
U.S. Treasury securities	—	2,008	—	2,008
Total assets	$94,109	$2,008	$—	$96,117
December 31, 2019
Assets
Money market funds (cash equivalents)	$85,395	$—	$—	$85,395
Certificates of deposit	739	—	—	739
Total assets	$86,134	$—	$—	$86,134

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and related costs	$1,807	$2,514
Clinical trials and drug development	2,802	1,849
Professional fees	673	396
Short-term lease liabilities	479	446
Other	9	63
Total accrued expenses	$5,770	$5,268

5. Investments

As of June 30, 2020, our short-term investments consisted of U.S. Treasury securities, maturing at various dates through November 2020, and certificates of deposit with various financial institutions maturing at various dates through February 2021. U.S. Treasury securities are classified as short-term investments on our interim and annual balance sheets and certificates of deposit are classified as short-term investments on our interim balance sheets. U.S Treasury securities and certificates of deposit are classified as available-for-sale and are recorded at fair value. The total fair value of our available-for-sale securities as of June 30, 2020 was $7.0 million.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

	June 30,
	2020	2019
Convertible preferred stock	7,442,400	—
Restricted stock	21,000	32,400
Stock options	12,899,540	6,618,571
	20,362,940	6,650,971

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of June 30, 2020, 172,276 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, most recently amended in May 2020 (2014 Plan), that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. As of June 30, 2020, 11,037,264 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 927,314 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 12,899,540 stock options outstanding as of June 30, 2020 at a weighted-average exercise price of $3.21 per share. During the six months ended June 30, 2020, 5,552,700 options were granted to employees and directors at a weighted-average exercise price of $2.06 per share. Of the options granted, 4,918,700 options were granted pursuant to the 2014 Plan and 634,000 were granted outside of the 2014 Plan as inducements for new employees.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$678	$611	$1,407	$1,260
General and administrative	1,114	642	2,260	1,819
Total	$1,792	$1,253	$3,667	$3,079

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

We issued 21,000 and 0 restricted shares of common stock during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 there were 21,000 restricted shares of common stock outstanding, and 32,400 shares vested during the six months ended June 30, 2020.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$—	$5	$—	$10
General and administrative	4	5	5	10
Total	$4	$10	$5	$20

Preferred Stock

During the three months ended June 30, 2020, 20,697 shares of our Series A Convertible Preferred Stock (Preferred Stock) converted into 16,557,600 shares of our common stock, pursuant to the terms of the underlying securities purchase agreements. As of June 30, 2020, 9,303 shares of our Preferred Stock remain outstanding, convertible into 7,442,400 shares of our common stock. In May 2020, a registration statement covering the resale of shares of our common stock underlying our Preferred Stock. In accordance with the securities purchase agreements underlying the Preferred Stock, the liquidation preference was terminated, and we reclassified the Preferred Stock into permanent equity as of June 30, 2020.

Deemed Dividends

On March 31, 2020, our stockholders approved an amendment to our company charter with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock, which resulted in the recognition of a beneficial conversion feature on the Series A convertible preferred stock. Accordingly, we recorded $8.9 million in deemed dividends in the three months ended March 31, 2020, which was calculated as the difference between the conversion price and the fair value of our common stock on the commitment date (transaction date) in connection with the closing of concurrent equity financings during the fourth quarter of 2019.

8. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of June 30, 2020, our operating leases had a weighted average remaining lease term of 62 months.  These right-of-use (ROU) assets are included in "Other assets" on our interim balance sheets as of June 30, 2020 and December 31, 2019, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim balance sheets as of June 30, 2020 and December 31, 2019.  The ROU assets were

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Our ROU assets as of June 30, 2020 and December 31, 2019 have been adjusted for $0.9 million in lease incentives.

As of June 30, 2020 and December 31, 2019, ROU assets were $2.1 million and $2.2 million, respectively, and operating lease liabilities were $3.3 million and $3.5 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2020 and 2019, we recognized $0.2 million, $0.3 million, $0.2 million and $0.4 million, respectively, in total lease costs, which included less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in Accounting Standards Codification (ASC) Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of June 30, 2020 and December 31, 2019, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our interim statements of operations and comprehensive loss.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Remaining six months of 2020	$406
2021	818
2022	807
2023	823
2024	840
Thereafter	642
4,336
Less: imputed interest	(1,062)
Total lease liabilities	$3,274

Current operating lease liabilities	$479
Non-current operating lease liabilities	2,795
Total lease liabilities	$3,274

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to develop and commercialize ganaxolone;
●	status, timing and results of preclinical studies and clinical trials;
●	design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone;
●	the timing of seeking marketing approval of ganaxolone;
●	our ability to obtain and maintain marketing approval;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our plans to develop and market ganaxolone and the timing of our development programs;
●	our estimates of the size of the potential markets for ganaxolone;
●	our selection and licensing of ganaxolone;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including contributions from corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone and our product candidates;
●	our ability to create an effective sales and marketing infrastructure if we elect to market and sell ganaxolone directly;

●	the rate and degree of market acceptance of ganaxolone;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity for ganaxolone;
●	our intellectual property position;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	the industry in which we operate;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the trends that may affect the industry or us.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2019 which are included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Overview

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA that is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

*Programs on hold pending decision to conduct additional trials.

Status Epilepticus (SE)

Status epilepticus (SE) is a life-threatening occurrence of continuous or intermittent seizures lasting more than five minutes in duration without recovery of consciousness. If SE is not treated immediately, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. SE patients who do not respond to first-line treatment and one second-line antiepileptic drug (AED) are classified as having refractory SE. In refractory SE, certain synaptic GABAA receptors are internalized into the neuron, and therefore are unavailable to drugs that target them, such as benzodiazepines. Refractory SE patients who fail to respond to at least two AEDs may be given an IV anesthetic to stop seizures and avoid neuronal injury. Patients who remain in SE after an attempt to wean IV anesthesia are referred to as having super refractory status epilepticus (SRSE).

We anticipate initiating a Phase 3 pivotal clinical trial in SE for which the co-primary endpoints will be (i) proportion of patients with SE cessation within 30 minutes of treatment initiation without medications for the acute treatment of SE and (ii) proportion of patients with no progression to IV anesthesia for 36 hours following treatment initiation.  Ganaxolone will be administered intravenously for 48 hours, the first 12 hours of which is expected to target a 500 ng/ml serum concentration.  We anticipate the trial will enroll approximately 125 patients. This trial is designed to provide greater than 90 percent power to detect a 30 percent efficacy difference between ganaxolone and placebo.   We expect to enroll patients who have previously failed a benzodiazepine and at least two second-line antiepileptic drugs.  Topline data are expected in the first half of 2022.

CDKL5 Deficiency Disorder (CDD)

CDD is a serious and rare genetic disorder that is caused by a mutation of the cyclin-dependent kinase-like 5 (CDKL5) gene, located on the X chromosome. It predominantly affects females and is characterized by early-onset, difficult-to-control seizures and severe neuro-developmental impairment. The CDKL5 gene encodes proteins essential for normal brain function. Most children affected by CDD cannot walk normally, talk, or care for themselves. Many also suffer from scoliosis, visual impairment, gastrointestinal difficulties and sleep disorders. There are no treatments approved specifically for CDD. Genetic testing is available to determine if a patient has a mutation in the CDKL5 gene. To our knowledge, no previous late-stage clinical trials have been conducted in this patient population.

During the first quarter of 2020, we completed enrollment in a pivotal Phase 3 clinical trial (Marigold Study), which is evaluating the use of oral ganaxolone in children and young adults with CDD. The Marigold Study is a global, double-blind, placebo-controlled, clinical trial that has enrolled 101 patients between the ages of 2 and 21 with a confirmed disease-related CDKL5 gene variant. Patients randomized to ganaxolone received up to 600 mg of oral liquid suspension three times a day. The primary endpoint of the trial is percent change in 28-day seizure frequency. The discontinuation rate in this trial is in line with expectations (less than 10 percent), and enrollment in the open label extension part of the trial continues to be high. We expect to report top-line data from the clinical trial in the third quarter of 2020. We have also begun planning for a potential New Drug Application (NDA) submission for CDD and are preparing our commercial strategy. We plan to meet with the FDA in the fourth quarter of 2020 to confirm our non-clinical study plans that we believe would support a mid-2021 NDA submission.

In July 2020, the FDA granted Rare Pediatric Disease Designation for ganaxolone for the treatment of  CDLK5 deficiency disorder (CDD). FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. in which the serious or life-threatening manifestations are primarily in individuals 18 years of age and younger. If a new drug application (NDA) for ganaxolone in CDD is approved, Marinus may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application. The current program for RPD Designation will expire after September 30, 2020 unless Congress renews the program; however, a drug designated for a rare pediatric disease on that date can still receive a voucher if the drug is submitted and approved by the September 30, 2022 deadline.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that affects many organs and causes non-malignant tumors in the brain, skin, kidney, heart, eyes, and lungs. The condition is caused by inherited mutations in either the TSC1 gene or the TSC2 gene. TSC occurs with a frequency of 1:6,000 live births and a mutation is found in 85% of patients. While the disease phenotype can be extremely variable, epilepsy occurs in up to approximately 85% of TSC patients. TSC is a leading cause of genetic epilepsy, often occurring in the first year of life as either focal seizures or infantile spasms. There are currently limited disease-specific treatments approved for seizure types that occur in TSC patients.

We are conducting a Phase 2 open-label trial to evaluate the safety and tolerability of adjunctive ganaxolone treatment in patients with TSC. The trial is expected to enroll approximately 30 patients ages 2 to 65. Patients will undergo a four-week baseline period followed by a 12-week treatment period where they will receive up to 600 mg of ganaxolone (oral liquid suspension) three times a day. Patients who meet eligibility criteria may continue ganaxolone treatment in a 24-week extension to the trial. The primary endpoint for the trial is percent change in 28-day primary seizure frequency for the treatment period relative to baseline. We also plan to analyze allopregnanolone sulfate levels as part of the trial efficacy analysis. We currently expect to report top line data in the first quarter of 2021.

PCDH19-Related Epilepsy (PCDH19-RE)

PCDH19-RE is a rare and serious epileptic syndrome characterized by early-onset seizures, cognitive and sensory impairment of varying degrees, and psychiatric and behavioral disturbances. Seizures occur in clusters lasting from several hours to days. It is caused by a mutation in the PCDH19 gene on the X-chromosome. Unlike other X-linked disorders, it selectively affects females, with very few cases reported in males. The gene encodes a protein involved in cell adhesion and that is widely expressed in the central nervous system. Genetic testing is available to determine if a patient has the PCDH19 mutation. Currently, there are no drugs approved specifically for the treatment of seizures associated with PCDH19-RE.

We are conducting a Phase 2 proof-of-concept (POC) clinical trial (Violet Study) evaluating allopregnanolone sulfate as a biomarker and ganaxolone as a potential therapeutic in patients with a confirmed PCDH19-RE mutation.  We expect to complete the double-blind portion of the clinical trial with approximately 25 patients, and we plan to continue to evaluate if the allopregnanolone sulfate biomarker hypothesis could have broader utility in other targeted indications. The POC biomarker-stratified clinical trial will enroll patients in one of two biomarker groups based on baseline allopregnanolone sulfate levels. Patients will be randomized (ganaxolone or placebo) within each stratum. The trial consists of a 12-week prospective baseline period to collect seizure data, followed by a 17-week double-blind treatment phase. Patients randomized to ganaxolone will titrate over four weeks to a dose of up to 600 mg of ganaxolone (oral liquid suspension) three times a day and maintain that dose for the following 13-weeks. We will continue to develop a program to provide access to ganaxolone for PCDH19-RE patients who saw benefit in the Violet Study and expect to announce results of this POC clinical trial in the first half of 2021.

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to other countries, including the U.S. Efforts to contain the spread of COVID-19 have intensified and many countries, including the U.S., have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for non-patients. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

The continued spread of COVID-19 globally has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three and six months ended June 30, 2020. For example, our Phase 1 supportive clinical trials of oral ganaxolone in CDD have experienced delays in enrollment due to COVID-19, however, those trials have continued enrollment and are expected to be completed by the end of the third quarter of 2020. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s (FDA) guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. Although operations have not been materially affected by the COVID-19 pandemic as of and for the three and six months ended June 30, 2020, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Operations

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical studies, clinical trials and raising capital. We have funded our operations primarily through sales of equity and debt securities. At June 30, 2020, we had cash, cash equivalents and investment balances of $105.9 million. We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $34.3 million and $24.9 million for the six months ended June 30, 2020 and 2019, respectively. Our accumulated deficit as of June 30, 2020 was $278.8 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

●	conduct later stage clinical trials in targeted indications, which could include SE, CDD, TSC, PCDH19-RE and possibly other indications;
●	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;

●	conduct other preclinical studies and clinical trials to support the filing of New Drug Applications (NDAs) with the FDA and other regulatory agencies in other countries;
●	acquire the rights to other product candidates and fund their development;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, manufacturing and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash, cash equivalents and investment balances as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2022. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, licensing transactions, other commercial transactions or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

Financial Overview

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of ganaxolone, which include:

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	expenses incurred under agreements with clinical research organizations (CROs) and investigative sites that conduct our clinical trials and preclinical studies;
●	the cost of acquiring, developing and manufacturing clinical trial materials;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
●	costs associated with preclinical activities and regulatory operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
CDKL5 deficiency disorder (1)	$2,140	$1,833	$6,034	$3,127
Postpartum depression (2)	—	2,539	—	5,075
Status epilepticus (3)	3,419	802	8,202	1,302
PCDH19-related epilepsy (4)	1,336	1,118	2,994	2,400
Tuberous Sclerosis (5)	297	—	632	—
Indirect research and development (6)	4,560	3,718	8,894	6,977
Total	$11,752	$10,010	$26,756	$18,881

Note: Certain prior year expenses have been reclassified to conform to current year presentation.

(1)	The increase in both periods was due to continued enrollment in our Phase 3 trial which completed enrollment during the first quarter of 2020.

(2)	We completed our clinical trials in postpartum depression in 2019, and have placed further development on hold.
(3)	The increase is due primarily to enhanced drug development activity, including preclinical studies and manufacturing activities in preparation for a Phase 3 clinical trial expected to commence in the third quarter of 2020.
(4)	Expenses for this indication are consistent with the prior year as the clinical trial was continuing to enroll through the end of the second quarter of 2020.
(5)	We began making preparations for a Phase 2 clinical trial in TSC during the first quarter of 2020.
(6)	Indirect research and development expenses in support of all our programs have increased due to the overall increase in preclinical, clinical, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $4.1 million and $8.0 million for the three and six months ended June 30, 2020, respectively, compared to $2.5 million and $6.2 million for the three and six months ended June 30, 2019, respectively. The primary drivers of the increase for both periods were increased legal and consulting fees as we scale up our operations and prepare for potential commercialization, and noncash stock-based compensation.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $34.3 million and $24.9 million for the six months ended June 30, 2020 and 2019, respectively. Our cash used in operating activities was $30.0 million for the six months ended June 30, 2020 compared to $20.4 million for the same period a year ago. Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans. At June 30, 2020, we had cash, cash equivalents and investment balances of $105.9 million.

In connection with the closing of an equity financing in June 2020, we issued a total of 18,400,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $42.9 million.

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

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the six months ended June 30, 2020, we issued 315,229 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds of $0.7 million. During the year ended December 31, 2019, we issued 1,692,289 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds to us of $2.2 million. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60,000,000 through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the Securities and Exchange Commission on July 9, 2020 and declared effective by the Securities and Exchange Commission on July 27, 2020.

Cash Flows

Operating Activities. Cash used in operating activities increased to $30.0 million for the six months ended June 30, 2020 compared to $20.4 million for the same period a year ago. The increase was driven primarily by a $9.4 million increase in net loss, offset by an increase of $0.6 million in noncash stock-based compensation.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2020 represents the maturity of short-term investments of $2.7 million offset by $8.9 million in purchases of investments. Cash provided by investing activities for the six months ended June 30, 2019 represents $5.0 million in maturities of short-term investments offset by $2.5 million in purchases of investments and $0.3 million in cash paid for property, plant and equipment.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2020 represents $0.5 million in proceeds from the exercise of stock options and $43.7 million from the sale of common stock in connection with our follow-on public offering in June 2020 and the Prior EDA. Cash used in financing activities for the six months ended June 30, 2019 represents $0.1 million in proceeds from the sale of stock options, offset by payment of $0.1 million for financing costs.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our continuing and planned clinical trials for ganaxolone.

We believe that our cash, cash equivalents and investments as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2022. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone;
●	the scope, progress, results and costs of researching and developing ganaxolone or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone or any other future product candidates;
●	the cost of commercialization activities if ganaxolone or any other future product candidates are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	any product liability, infringement or other lawsuits related to our product candidates and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2020, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended

December 31, 2019, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 16, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020 due to the material weakness described in Item 9A of the Annual Report on Form 10-K filed with the SEC on March 16, 2020 not having been fully remediated by the second quarter of 2020.

Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020, management believes that the interim financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $34.3 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $278.8 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

We have no products approved for commercial sale and have not generated any revenue from sales of any of our product candidates, and we do not know when, or if, we will generate revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize ganaxolone or other product candidates that we may develop, in-license or acquire in the future. Even if we obtain regulatory approval for ganaxolone, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales of ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete pre-clinical and clinical development activities, including enrollment of clinical trial participants, completion of the necessary pre-clinical studies and clinical trials and attainment of study and trial results that will support regulatory approvals;

●	complete and submit NDAs to the FDA and obtain regulatory approval for indications for which there is a commercial market;
●	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
●	make or have made commercial quantities of our products at acceptable cost levels;
●	develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves in the markets in which we choose to commercialize on our own;
●	find suitable partners to help us market, sell and distribute our approved products in other markets;
●	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers;
●	launch and commercialize product candidates for which we obtain regulatory approval;
●	obtain market acceptance of our product candidates as viable treatment options;
●	address any competing technological and market developments;
●	implement additional internal systems and infrastructure, as needed;
●	identify and validate new product candidates;
●	negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with product development, including that ganaxolone may not advance through development or achieve the endpoints of applicable preclinical studies and clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, domestic or foreign, to perform preclinical studies and clinical trials or other studies in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for ganaxolone, we anticipate incurring significant costs associated with commercializing ganaxolone.

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

We believe that our cash, cash equivalents and investments as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for ganaxolone or any other future product candidates;
●	clinical development plans we establish for ganaxolone and any other future product candidates;
●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our licensing agreements;
●	number and characteristics of product candidates that we discover or in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effects of competing technological and market developments;
●	costs and timing of the implementation of commercial-scale manufacturing activities; and
●	costs and timing of establishing sales, marketing and distribution capabilities for ganaxolone or any other product candidates for which we may receive regulatory approval.

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised. Failure to progress our product development or commercialization of ganaxolone as anticipated will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms, if at all, and the value of the enterprise, which could require us to, among other things:

●	significantly delay, scale back or discontinue the development or commercialization of ganaxolone or one or more of our other research and development initiatives;
●	seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
●	sell or license on unfavorable terms our rights to ganaxolone or one of our future product candidates that we otherwise would seek to develop or commercialize ourselves; or
●	seek bankruptcy protection.

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

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in four clinical trials and will require significant capital resources and years of additional clinical development effort.

We do not have any products that have gained regulatory approval. Our only clinical stage product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development of, scale-up manufacturing, obtain regulatory approval for, and, if approved, commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We have completed enrollment in our Phase 3 trial of ganaxolone in CDD and expect top line results from this trial in the third quarter of 2020.  This clinical trial may not be positive and, as a result, may not support regulatory review and approval of ganaxolone in this indication.   If this clinical trial is positive, we plan to meet with the FDA to confirm our plans for submitting an NDA for the use of ganaxolone in CDD, including our non-clinical study plans which we believe would support a mid-2021 NDA submission.  The FDA may not agree with our plans and may require that we conduct additional non-clinical studies prior to submission of our NDA which could delay our NDA submission.   We will be initiating our phase 3 trial in Status Epileticus (SE) which is a life threatening medical  condition involving prolonged seizure activity in seriously ill patients.   Our Phase 3 trial in SE requires expertise in EEG interpretation which may be subject to variability, and the FDA or foreign regulatory authorities could find the data generated in this trial inadequate or difficult to interpret, which could delay, limit or prevent regulatory approval for this indication. Additionally, the clinical trial endpoints are based on treatment outcomes, including initiation of anesthesia for treatment of SE. Practice variability in the use of anesthesia for SE treatment could adversely impact the ability to show a treatment effect with ganaxolone. Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval trial or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, ganaxolone may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier studies and clinical trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 clinical trial in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistically significant separation in a Phase 3 clinical trial for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in refractory status epilepticus and pediatric orphan epilepsy indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted. Further, even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of ganaxolone on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

●	delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
●	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
●	delay or failure in recruiting and enrolling suitable trial patients to participate in a trial;
●	delay or failure in trial patients completing a trial or returning for post-treatment follow-up;
●	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same indication;
●	failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;
●	delay or failure in adding new clinical trial sites;
●	ambiguous or negative interim results or results that are inconsistent with earlier results;
●	feedback from the FDA or a comparable regulatory authority outside the United States, IRBs, or data safety monitoring boards, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;
●	decision by the FDA or a comparable regulatory authority outside the United States, an IRB or us, or a recommendation by a data safety monitoring board to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or AEs associate with a product candidate;
●	failure of a product candidate to demonstrate any benefit;
●	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials that meet internal and regulatory standards;
●	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties;
●	political developments that affect our ability to develop and obtain approval for ganaxolone or impair our license rights to develop and obtain approval for ganaxolone in other countries; or
●	changes in governmental regulations or administrative actions.

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

In addition, if ganaxolone receives marketing approval, and we or others later identify undesirable side effects caused by ganaxolone, a number of potentially significant negative consequences could result, including:

●	we may be forced to suspend marketing of ganaxolone;
●	regulatory authorities may withdraw their approvals of ganaxolone;
●	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of ganaxolone;
●	we may be required to conduct post-marketing trials;

●	we may be required to develop a REMS for ganaxolone or if a REMS is already in place, to incorporate additional requirements under the REMS, and comparable regulatory authorities outside the United States may require similar risk management strategies;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices (cGMP) and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, ganaxolone or the manufacturing facilities for ganaxolone fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:

●	issue warning letters or untitled letters;
●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to applications filed by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

We have received orphan drug designation for treating SE, CDD, PCDH19-RE, and Fragile-X Syndrome with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications or any future product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Even if ganaxolone receives regulatory approval, it may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of ganaxolone, if we receive approval, depends on a number of factors, including the:

●	clinically and commercially viable product profile as supported by clinical trials;
●	efficacy and safety of ganaxolone, or ganaxolone administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;
●	clinical indications for which ganaxolone is approved;
●	acceptance by physicians and patients of ganaxolone as a safe and effective treatment;
●	potential and perceived advantages of ganaxolone over alternative treatments;
●	safety of ganaxolone seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;
●	prevalence and severity of any side effects and drug interactions;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	timing of market introduction of ganaxolone as well as competitive products;

●	cost of treatment in relation to alternative treatments;
●	availability of coverage and adequate reimbursement and pricing by government and private payers;
●	relative convenience and ease of administration;
●	effectiveness of our sales and marketing strategy and efforts;
●	adequate commercial investment; and
●	stability and continuity of product supply chains.

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

We plan to seek regulatory approval for ganaxolone outside of the United States, and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;
●	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
●	viable pricing awarded in international markets to support commercial investment is required;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

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

We face an inherent risk of product liability exposure related to the testing of ganaxolone by us or our investigators in human clinical trials and will face an even greater risk if ganaxolone receives regulatory approval and we subsequently commercialize it. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling ganaxolone. If we cannot successfully defend ourselves against claims that ganaxolone caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

●	decreased demand for ganaxolone;
●	termination of clinical trial sites or entire trial programs;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial patients;
●	significant costs to defend the related litigation;
●	substantial monetary awards to patients;
●	loss of revenue;
●	diversion of management and scientific resources from our business operations;
●	the inability to commercialize ganaxolone; and
●	increased scrutiny and potential investigation by, among others, the FDA, the DOJ, the HHS OIG, state attorneys general, members of Congress and the public.

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

Our preclinical studies and clinical trials to evaluate ganaxolone in FXS patients have been conducted with the MIND Institute at the University of California, Davis which receives funding from the United States Department of Defense (DoD) for such studies and clinical trials. In addition, our preclinical studies and clinical trials to evaluate ganaxolone in patients suffering from posttraumatic stress disorder (PTSD) have been primarily conducted by the United States Department of Veterans Affairs, which also receives funding from the DoD. Programs funded by the United States government and its agencies, including the DoD, include provisions that confer on the government substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

●	terminate agreements, in whole or in part, for any reason or no reason;
●	reduce or modify the government’s obligations under such agreements without the consent of the other party;
●	claim rights, including intellectual property rights, in products and data developed under such agreements;
●	audit contract-related costs and fees, including allocated indirect costs;
●	suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
●	impose United States manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;
●	suspend or debar the contractor from doing future business with the government; and
●	control and potentially prohibit the export of products.

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

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	specialized accounting systems unique to government contracts;
●	mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;
●	public disclosures of certain contract information, which may enable competitors to gain insights into our research program; and
●	mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize one or more products for which we receive regulatory approval. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare professionals, third-party payers, patients and others will expose us to broadly applicable fraud and abuse, anti-kickback, false claims, and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations (including our marketing, promotion, educational programs, pricing, and relationships with healthcare providers or other entities, among other things) and expose us to areas of risk including the following:

●	the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully soliciting, offering, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, or arranging for the purchase, lease, or order of, any healthcare item or service, for which payment may be made under a federal healthcare program such as Medicare & Medicaid;
●	the federal civil False Claims Act prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;
●	other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
●	HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;
●	HIPAA also imposes obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform services on behalf of the covered entity involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program, to report annually to CMS information related to payments and other transfers of value to physicians, and teaching hospitals, and starting in 2022 certain other health care professionals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, as well as other state laws and regulations governing pharmaceutical manufacturers; and
●	state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For a fuller discussion of the applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations applicable to our business, see Item 1, “Business - Other Healthcare Laws and Compliance Requirements.”

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make compounds or ganaxolone formulations that are similar to our ganaxolone formulations but that are not covered by the claims of the patents that we own or control;
●	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
●	we might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

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

As of June 30, 2020, we had 42 full-time and eight part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

●	managing our clinical trials effectively;
●	identifying, recruiting, maintaining, motivating and integrating additional employees;
●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
●	improving our managerial, development, operational and finance systems; and
●	expanding our facilities.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

●	the success of competitive products or technologies;
●	regulatory actions with respect to our products or our competitors’ products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	results of clinical trials of ganaxolone or product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our clinical development programs;
●	the results of our efforts to in-license or acquire additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	other events or factors, many of which are beyond our control.

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 44.2% of our voting stock. Upon conversion of all of our outstanding convertible preferred stock, as of August 4, 2020, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 41.7% of our voting stock. This concentration of ownership could harm the market price of our common stock by:

●	delaying, deferring or preventing a change in control of our company;

●	impeding a merger, consolidation, takeover or other business combination involving our company; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to:

●	the timing, implementation and cost of our research, preclinical studies and clinical trials;
●	our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;
●	introduction of new technologies;
●	product liability litigation, class action and derivative action litigation, or other litigation;
●	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
●	the state of the debt and/or equity capital markets at the time of any proposed offering we choose to initiate;
●	our ability to successfully integrate new acquisitions into our operations;
●	government regulation and legal developments regarding ganaxolone in the United States and in the foreign countries in which we may operate in the future; and
●	general economic conditions.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 4, 2020, we had outstanding a total of 122,194,683 shares of common stock and 9,303 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock). Subject to shareholder approval to increase our authorized common stock, the outstanding Series A Preferred Stock would be convertible into 7,402,400 shares of common stock as of August 4, 2020, subject to certain ownership limitations. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans or otherwise will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act of 1933, as amended (Securities Act) or the application of exemptions from such registration with respect to any sales such as Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Provisions in our fourth amended and restated certificate of incorporation (Certificate of Incorporation) and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

●	permit our board of directors to issue up to 25,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which 9,303 shares of Series A Preferred Stock are outstanding;
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	establish a classified board of directors such that only one of three classes of directors is elected each year;
●	provide that directors can only be removed for cause;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the chairperson of the board of directors, the chief executive officer or the board of directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15.0% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our Certificate of Incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our Certificate of Incorporation contains exclusive forum provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, or (d) any action asserting a claim that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery’s having personal jurisdiction over the indispensable parties named as defendants therein.

For the avoidance of doubt, the exclusive forum provisions described above do not apply to any claims arising under the Securities Act or under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The choice of forum provisions in our Certificate of Incorporation may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the Court of Chancery the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Finally, if a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on the company.

We have identified a material weakness in our internal control over financial reporting. This material weakness and future material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting on an annual basis. Our management is also required, on a quarterly basis, to disclose any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As described elsewhere in our Annual Report on Form 10-K for the year ending December 31, 2019, our management identified a deficiency within our information technology (IT) general controls (collectively, ITGCs) related to ineffective segregation of duties within our IT systems which is part of our internal control over financial reporting. Process-level controls that were dependent upon information derived from these IT systems were also determined to be ineffective. These deficiencies were the result of an inadequate IT risk assessment process which did not identify the risks associated with ineffective segregation of duties within these IT systems. The control deficiencies described above resulted in no material misstatements in our financial statements; however, these control deficiencies create a reasonable possibility that a material misstatement to our financial statements would not be prevented or detected on a timely basis. As a result, management concluded that these control deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2019. We are currently taking actions to remediate the material weakness and are implementing additional processes and controls designed to address the underlying causes that led to the deficiencies. Please see “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for information regarding the material weakness and our remediation efforts.

Any failure to maintain such internal control over financial reporting could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the Securities and Exchange Commission (SEC) and The Nasdaq Stock Market LLC (Nasdaq), we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2020, the Compensation Committee of the Board of Directors of Marinus granted a new employee 21,000 shares of our restricted common stock as an inducement award material to such employee entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act. The restricted common stock vests 50% on March 17, 2021 and the remaining 50% on March 17, 2022. The restricted common stock was granted as an inducement material to the new employee's entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4), and is subject to the terms and conditions of the applicable award agreements covering the grants.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
1.1

Underwriting Agreement, dated May 28, 2020, by and among Marinus Pharmaceuticals, Inc., Cowen and Company, LLC and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.1 to Form 8-K current report filed on May 29, 2020.)

1.2

Equity Distribution Agreement, dated as of July 9, 2020, between Marinus Pharmaceuticals, Inc. and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form S-3 Registration Statement filed on July 9, 2020.)

3.1	Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on August 7, 2014.)
3.2

Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on April 2, 2020.)

3.3

Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on May 27, 2020.)

3.4	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on August 7, 2014.)
3.5

Certificate of Designations, Preferences and Rights of Series A Participating Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on December 13, 2019.)

4.1	Specimen Certificate evidencing shares of the Company’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
10.1	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Form S-8 Registration Statement filed on July 10, 2020.)
10.2	Form of Nonqualified Stock Option Inducement Award Agreement. (Incorporated by reference to Exhibit 10.2 to Form S-8 Registration Statement filed on July 10, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN	President and Chief Executive Officer (principal executive officer) and Director	August 6, 2020
Scott Braunstein

/s/ EDWARD F. SMITH	Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	August 6, 2020
Edward F. Smith