Form 10-Q
period 2020-09-30
MARINUS PHARMACEUTICALS INC
filed 2020-11-09
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 5, 2020 was: 30,594,065 following a 1-for-4 reverse stock split, which became effective on September 23, 2020.

MARINUS PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$87,337	$90,943
Short-term investments	3,966	739
Prepaid expenses and other current assets	3,869	2,452
Total current assets	95,172	94,134
Property and equipment, net	2,026	2,265
Other assets	2,328	2,443
Total assets	$99,526	$98,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,999	$2,763
Accrued expenses	6,440	5,268
Total current liabilities	9,439	8,031
Other long-term liabilities	2,664	3,042
Total liabilities	12,103	11,073
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 30,000 shares issued and outstanding at December 31, 2019	—	28,200
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 9,253 shares issued and outstanding at September 30, 2020	8,698	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 30,582,626 issued and 30,575,315 outstanding at September 30, 2020 and 21,625,088 issued and 21,617,780 outstanding at December 31, 2019	31	22
Additional paid-in capital	373,143	295,121
Treasury stock at cost, 7,307 shares at September 30, 2020 and December 31, 2019	—	—
Accumulated other comprehensive income	11	—
Accumulated deficit	(294,460)	(235,574)
Total stockholders’ equity	87,423	59,569
Total liabilities and stockholders’ equity	$99,526	$98,842

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Federal contract revenue	$171	$—	$171	$—
Expenses:
Research and development	$11,306	$11,572	$38,062	$30,454
General and administrative	4,564	2,327	12,543	8,496
Loss from operations	(15,699)	(13,899)	(50,434)	(38,950)
Interest income	79	93	459	280
Other expense, net	(39)	—	(31)	(42)
Net loss	$(15,659)	$(13,806)	$(50,006)	$(38,712)
Deemed dividends on convertible preferred stock	—	—	(8,880)	—
Net loss applicable to common shareholders	$(15,659)	$(13,806)	$(58,886)	$(38,712)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.51)	$(1.05)	$(2.29)	$(2.95)
Basic and diluted weighted average shares outstanding	30,552,947	13,135,885	25,737,981	13,127,653

Net loss	$(15,659)	$(13,806)	$(50,006)	$(38,712)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(15)	1	11	1
Total comprehensive loss	$(15,674)	$(13,805)	$(49,995)	$(38,711)

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(50,006)	$(38,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	195
Stock-based compensation expense	5,521	4,438
Loss on disposal of fixed assets	—	42
Noncash lease expense	194	166
Noncash lease liability	276	(232)
Amortization of discount on investments	3	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(1,496)	(98)
Accounts payable, accrued expenses and other long term-liabilities	754	1,822
Net cash used in operating activities	(44,514)	(32,384)
Cash flows from investing activities
Maturities of short-term investments	5,711	5,000
Purchases of short-term investments	(8,931)	(2,725)
Purchases of property and equipment	—	(358)
Net cash (used in) provided by investing activities	(3,220)	1,917
Cash flows from financing activities
Proceeds from exercise of stock options	616	97
Proceeds from equity offerings, net of offering costs	43,512	(198)
Net cash provided by (used in) financing activities	44,128	(101)
Net decrease in cash and cash equivalents	(3,606)	(30,568)
Cash and cash equivalents—beginning of period	90,943	67,727
Cash and cash equivalents—end of period	$87,337	$37,159
Supplemental disclosure of cash flow information
Conversion of preferred stock to common stock	$17	$—
Property and equipment in accounts payable and accrued expenses	$—	$22
Operating lease liability	$—	$3,357
Operating right-of-use asset	$—	$2,458

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2018	—	$—	13,137,061	$13	$249,767	7,307	$—	$(2)	$(181,453)	$68,325
Stock-based compensation expense	—	—	—	—	1,836	—	—	—	—	1,836
Exercise of stock options	—	—	13,953	—	65	—	—	—	—	65
Forfeiture of restricted stock	—	—	(5,050)	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(12,483)	(12,483)
Balance, March 31, 2019	—	—	13,145,964	13	251,668	7,307	—	—	(193,936)	57,745
Stock-based compensation expense	—	—	—	—	1,263	—	—	—		1,263
Net loss	—	—	—	—	—	—	—	—	(12,423)	(12,423)
Balance, June 30, 2019	—	—	13,145,964	13	252,931	7,307	—	—	(206,359)	46,585
Stock-based compensation expense	—	—	—	—	1,339	—	—	—	—	1,339
Exercise of stock options	—	—	12,104	—	32	—	—	—	—	32
Financing costs under equity distribution agreement	—	—	—	—	(80)	—	—	—	—	(80)
Unrealized gain on investments	—	—	—	—	—	—	—	1	—	1
Net Loss	—	—	—	—	—	—	—	—	(13,806)	(13,806)
Balance, September 30, 2019	—	$—	13,158,068	$13	$254,222	7,307	$—	$1	$(220,165)	$34,071

Balance, December 31, 2019	—	$—	21,625,088	$22	$295,121	7,307	—	$—	$(235,574)	$59,569
Stock-based compensation expense	—	—	—	—	1,876	—	—	—	—	1,876
Exercise of stock options	—	—	59,978	—	312	—	—	—	—	312
Issuance of restricted stock	—	—	5,250	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	27	—	27
Deemed dividend on beneficial conversion feature - Series A convertible preferred stock	—	—	—	—	8,880	—	—	—	(8,880)	—
Net loss	—	—	—	—	—	—	—	—	(18,672)	(18,672)
Balance, March 31, 2020	—	—	21,690,317	22	306,189	7,307	—	27	(263,126)	43,112
Stock-based compensation expense	—	—	—	—	1,796	—	—	—	—	1,796
Exercise of stock options	—	—	47,455	—	200	—	—	—	—	200
Conversion of convertible preferred stock into common	—	—	4,139,400	4	19,451	—	—	—	—	19,455
Issuance of common stock under equity distribution agreement, net of expenses of $68	—	—	78,807	—	602	—	—	—	—	602
Issuance of common stock in connection with follow-on public offering ($2.50 per share), net of expenses of $3,090	—	—	4,600,000	5	42,905	—	—	—	—	42,910

Transfer of convertible preferred stock into permanent equity	9,303	8,745	—	—		—	—	—	—	8,745
Net loss	—	—	—	—	—	—	—	—	(15,675)	(15,675)
Balance, June 30, 2020	9,303	8,745	30,555,979	31	371,143	7,307	—	27	(278,801)	101,145
Stock-based compensation expense	—	—	—	—	1,849	—	—	—	—	1,849
Exercise of stock options	—	—	16,647	—	104	—	—	—	—	104
Conversion of convertible preferred stock into common	(50)	(47)	10,000	—	47	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	—	(15,659)	(15,659)
Balance, September 30, 2020	9,253	$8,698	30,582,626	$31	$373,143	7,307	—	$11	(294,460)	87,423

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to other countries, including the United States (U.S.). Efforts to contain the spread of COVID-19 have intensified and many countries, including the U.S., have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering from COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our employees, contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to shutdowns that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has impacted our operations but has not had a material impact on our business, operating results, financial condition or cash flows as of and for the three and nine months ended September 30, 2020. For example, several of our Phase 1 trials of oral ganaxolone to support the CDD indication have experienced delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in refractory status epilepticus is conducted in the hospital and resources related to the COVID-19 outbreak may divert staffing in the hospital taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while COVID-19 outbreaks continue. Although operations have not been materially affected by the COVID-19 pandemic as of and for the three and nine months ended September 30, 2020, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception, including losses of $50.0 million for the nine months ended September 30, 2020. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of September 30, 2020 was $294.5 million and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we will receive an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of refractory status epilepticus (RSE). Funding will include support on a cost-sharing basis for completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE who are refractory to second line anti-epileptic drugs, funding of pre-clinical studies to confirm that IV-administered ganaxolone is an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RSE Phase 3 clinical trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Phase 3 clinical trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA in the amount of approximately $51 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

In connection with the closing of an equity financing in June 2020, we issued a total of 4,600,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $42.9 million.

In connection with the closing of concurrent equity financings during the fourth quarter of 2019, we issued a total of 8,050,000 shares of common stock in an underwritten public offering and 30,000 shares of Series A convertible preferred stock in a private placement resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $65.7 million.  We also raised, during the fourth quarter of 2019, net proceeds of $2.1 million in connection with the sale of 423,072 shares of common stock under our equity distribution agreement.

Reverse stock split

On September 23, 2020, we effected a 1-for-4 reverse split of shares of our common stock (Reverse Split), as approved by our Board of Directors and stockholders. The par value per share of our common stock was not adjusted as a result of the Reverse Split, and our authorized shares of common stock was reduced to 150,000,000. All of the share and per share amounts included in the accompanying financial statements have been adjusted to reflect the Reverse Split.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Federal Contract Revenue

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred, and receivables associated with this revenue are included within prepaid expenses and other current assets on our interim balance sheets. This revenue is not within the scope of Accounting Standards Codification (ASC) 606 – Revenue from contracts with customers.

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

Our cash equivalents and short-term investments are accounted for as available-for-sale debt instruments and certificates of deposit, recorded at fair value.  Interest income on these instruments is recorded as “Interest income” on the interim statements of operations and comprehensive loss.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our available-for-sale debt securities represent (U.S.) treasury securities, and our certificates of deposit are each individually and fully insured by the Federal Deposit Insurance Corporation (FDIC).  Accordingly, we did not measure an allowance for credit losses on these securities and we did not record a cumulative-effect adjustment to accumulated deficit during the three and nine months ended September 30, 2020 upon adoption of ASU No. 2016-13.

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

NOTES TO FINANCIAL STATEMENTS (Continued)

●	Level 3 — Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Valuation Techniques - Level 2 Inputs

We estimate the fair values of our financial instruments categorized as level 2 in the fair value hierarchy, including U.S. Treasury securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and do not adjust the prices obtained from the pricing service. We validate the prices provided by our third-party pricing services by reviewing their pricing methods, obtaining market values from other pricing sources and comparing them to the share prices presented by the third-party pricing services. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our third-party pricing services as of September 30, 2020.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets
Money market funds (cash equivalents)	$85,743	$—	$—	$85,743
Certificates of deposit	2,964	—	—	2,964
U.S. Treasury securities	—	1,002	—	1,002
Total assets	$88,707	$1,002	$—	$89,709
December 31, 2019
Assets
Money market funds (cash equivalents)	$85,395	$—	$—	$85,395
Certificates of deposit	739	—	—	739
Total assets	$86,134	$—	$—	$86,134

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and related costs	$2,492	$2,514
Clinical trials and drug development	2,715	1,849
Professional fees	714	396
Short-term lease liabilities	496	446
Other	23	63
Total accrued expenses	$6,440	$5,268

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Investments

As of September 30, 2020, our short-term investments consisted of U.S. Treasury securities, maturing at various dates through November 2020, and certificates of deposit with various financial institutions maturing at various dates through February 2021. U.S. Treasury securities are classified as short-term investments on our interim and annual balance sheets and certificates of deposit are classified as short-term investments on our interim balance sheets. U.S Treasury securities and certificates of deposit are classified as available-for-sale and are recorded at fair value. The total fair value of our available-for-sale securities as of September 30, 2020 was $4.0 million.

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

	September 30,
	2020	2019
Convertible preferred stock	1,850,600	—
Restricted stock	5,250	8,100
Stock options	3,344,885	2,107,872
	5,200,735	2,115,972

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of September 30, 2020, 42,492 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, most recently amended in May 2020 (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. As of September 30, 2020, 2,752,507 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 424,486 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 3,344,885 stock options outstanding as of September 30, 2020 at a weighted-average exercise price of $12.57 per share. During the nine months ended September 30, 2020, 1,576,550 options were granted to employees, directors and consultants at a weighted-average exercise price of $8.12 per share. Of the options granted, 1,279,675 options were granted pursuant to the 2014 Plan and 296,875 were granted outside of the 2014 Plan as inducements for new employees.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$701	$689	$2,108	$1,949
General and administrative	1,144	640	3,405	2,459
Total	$1,845	$1,329	$5,513	$4,408

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

We issued 5,250 and 0 restricted shares of common stock during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 there were 5,250 restricted shares of common stock outstanding, and 8,100 shares vested during the nine months ended September 30, 2020.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$—	$5	$—	$15
General and administrative	4	5	8	15
Total	$4	$10	$8	$30

Preferred Stock

During the nine months ended September 30, 2020, 20,747 shares of our Series A Convertible Preferred Stock (Preferred Stock) converted into 4,149,400 shares of our common stock, pursuant to the terms of the underlying securities purchase agreements. As of September 30, 2020, 9,253 shares of our Preferred Stock remain outstanding, convertible into 1,850,600 shares of our common stock. In May 2020, a registration statement covering the resale of shares of our common stock underlying our Preferred Stock was declared effective by the Securities and Exchange Commission (SEC). In accordance with the securities purchase agreements underlying the Preferred Stock, the liquidation preference was terminated, and we reclassified the Preferred Stock into permanent equity as of September 30, 2020.

Deemed Dividends

On March 31, 2020, our stockholders approved an amendment to our company charter, which was filed with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock, which resulted in the recognition of a beneficial conversion feature on the Series A convertible preferred stock. Accordingly, we recorded $8.9 million in deemed dividends in the three months ended March 31, 2020, which was calculated as the

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

difference between the conversion price and the fair value of our common stock on the commitment date (transaction date) in connection with the closing of concurrent equity financings during the fourth quarter of 2019.

8. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of September 30, 2020, our operating leases had a weighted average remaining lease term of 59 months.  These right-of-use (ROU) assets are included in "Other assets" on our interim balance sheets as of September 30, 2020 and December 31, 2019, respectively, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim balance sheets as of September 30, 2020 and December 31, 2019, respectively.  The ROU assets were initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Our ROU assets as of September 30, 2020 and December 31, 2019 have been adjusted for $0.9 million in lease incentives, respectively.

As of September 30, 2020 and December 31, 2019, ROU assets were $2.0 million and $2.2 million, respectively, and operating lease liabilities were $3.2 million and $3.5 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2020 and 2019, we recognized $0.2 million, $0.5 million, $0.2 million and $0.5 million, respectively, in total lease costs, which included less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of September 30, 2020 and December 31, 2019, we have not recognized any impairment losses for our ROU assets.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Remaining three months of 2020	$203
2021	818
2022	807
2023	823
2024	840
Thereafter	642
4,133
Less: imputed interest	(973)
Total lease liabilities	$3,160

Current operating lease liabilities	$496
Non-current operating lease liabilities	2,664
Total lease liabilities	$3,160

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to develop and commercialize ganaxolone;
●	status, timing and results of preclinical studies and clinical trials;
●	design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone;
●	the timing of seeking marketing approval of ganaxolone;
●	our ability to obtain and maintain marketing approval;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our plans to develop and market ganaxolone and the timing of our development programs;
●	our estimates of the size of the potential markets for ganaxolone;
●	our selection and licensing of ganaxolone;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone and our product candidates;

●	our ability to create an effective sales and marketing infrastructure if we elect to market and sell ganaxolone directly;
●	the rate and degree of market acceptance of ganaxolone;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity for ganaxolone;
●	our intellectual property position;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	the industry in which we operate;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the trends that may affect the industry or us.

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

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

Ganaxolone Development Pipeline

GANAXOLONE	Phase 1	Phase 2	Phase 3	Anticipated Milestones	
Administered	**Seizure Disorders**				
IV	Status Epilepticus (SE)			Data 1H-2022	raise
Rx	CDKL5 Deficiency Disorder (CDD)			NDA submission Mid-2021 MAA submission Q3 2021	Marigold Study CDKL5 Deficiency Disorder
Rx	Tuberous Sclerosis Complex (TSC)			Data Mid-2021	CALM STUDY
Rx	PCDH19-Related Epilepsy (PCDH19)			Data 1H-2021	VIOLET STUDY PCDH19-Related Epilepsy
Administered	**Depressive Disorders**				
IV, Rx	Treatment Resistant Depression (TRD)*				

* Program on hold pending decision to conduct additional trials

MARINUS PHARMACEUTICALS

©2020 Marinus Pharmaceuticals. All Rights Reserved | 5

Status Epilepticus (SE)

Status epilepticus (SE) is a life-threatening occurrence of continuous or intermittent seizures lasting more than five minutes in duration without recovery of consciousness. If SE is not treated immediately, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. SE patients who do not respond to first-line treatment and one second-line antiepileptic drug (AED) are classified as having refractory SE (RSE). In RSE, certain synaptic GABAA receptors are internalized into the neuron, and therefore are unavailable to drugs that target them, such as benzodiazepines. RSE patients who fail to respond to at least two AEDs may be given an IV anesthetic to stop seizures and avoid neuronal injury. Patients who remain in SE after an attempt to wean IV anesthesia are referred to as having super refractory status epilepticus (SRSE).

We are initiating a Phase 3 pivotal clinical trial (the RAISE Trial) in RSE for which the co-primary endpoints will be (i) proportion of patients with RSE cessation within 30 minutes of treatment initiation without additional medications for the acute treatment of RSE and (ii) proportion of patients with no progression to IV anesthesia for 36 hours following treatment initiation.  Ganaxolone will be administered intravenously for 48 hours, the first 12 hours of which is expected to target a 500 ng/ml serum concentration.  We anticipate the trial will enroll approximately 124 RSE patients, predominately non-convulsive, at neurocritical care institutions in the United States who have previously failed a benzodiazepine and at least two second-line AEDs. This trial is designed to provide greater than 90 percent power to detect a 30 percent efficacy difference between ganaxolone and placebo.  Topline data are expected in the first half of 2022.

In addition to the RAISE Trial, we have also provided IV ganaxolone under Emergency Investigational New Drug (eIND) applications for use in treating patients with SRSE. We plan to disclose data on these treatments at the American Epilepsy Society (AES) annual meeting in December. Plans are also underway for a future SE clinical trial focusing on earlier intervention in convulsive SE.

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

In September 2020, we announced that ganaxolone achieved the primary endpoint in a pivotal Phase 3 clinical trial (Marigold Study), which evaluated the use of oral ganaxolone in children and young adults with CDD. The Marigold Study was a global, double-blind, placebo-controlled, clinical trial which enrolled 101 patients between the ages of 2 and 17 with a confirmed disease-related CDKL5 gene variant. Patients randomized to ganaxolone received up to 600 mg of oral liquid suspension three times a day. Ganaxolone met the primary endpoint with subjects demonstrating a median 28-day major motor seizure frequency reduction of 32.2% compared to 4.0% for placebo (p=0.002). The trial showed numerical trends favoring ganaxolone across several predefined secondary endpoints, however, the trial did not reach statistical significance for these secondary endpoints. Ganaxolone was generally well tolerated and the discontinuation rate in the active treatment arm was less than 5 percent. We plan to submit a new drug application (NDA) for ganaxolone for the treatment of CDD to the U.S. Food and Drug Administration (FDA) in mid-2021 and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in the third quarter of 2021.

We continue to execute on our pre-commercial development plans for CDD, while simultaneously exploring commercialization opportunities for ganaxolone in CDD with third parties to maximize patient access. In the meantime, we plan to launch an Expanded Access Program (EAP), which will allow patients who were not able to participate in the clinical trial to begin receiving treatment with ganaxolone under a treatment protocol in advance of its commercial availability.

In July 2020, the FDA granted Rare Pediatric Disease (RPD) Designation for ganaxolone for the treatment of CDD. FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, Marinus may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application. On September 30, 2020, Congress provided a short-term extension of the priority review voucher program.  Drugs that are designated for a rare pediatric disease by December 11, 2020 can receive a voucher if the drug is submitted and approved by the December 11, 2022 deadline.

In September 2020, Ovid Therapeutics Inc. (Ovid) contacted us and disclosed that it owns two recently issued method of use patents that include claims to ganaxolone for the treatment of CDD and PCDH19-related epilepsy (PCDH19-RE).  Both Ovid patents originated from a provisional patent application that was filed on August 11, 2016.  We have been developing ganaxolone for the treatment of focal onset seizures and rare genetic epilepsies since 2005.    Ovid is not developing ganaxolone for either of these indications, but does have a product candidate in phase 2 clinical trial development for CDD.  U.S. federal law (35 U.S.C. Section 271(e)), exempts activities from claims of patent infringement that are reasonably related to the development and submission of information to the FDA.   Consistent with this safe harbor, we do not believe the Ovid patents will impact our timelines for development, NDA submission, or regulatory approval of ganaxolone to treat CDD.   We may acquire a license to these patents from Ovid, or we may seek to invalidate them in a challenge to the validity of these patents at the U.S. Patent and Trademark Office and/or through the courts.   Upon FDA approval of ganaxolone for CDD or upon launch of ganaxolone for CDD, Ovid may also file a lawsuit against us alleging infringement of its patents.    In a properly filed lawsuit, if Ovid’s patents are found to be valid and enforceable and if one or more of our products is found to infringe Ovid’s patents,  we believe that the most likely outcome is that Marinus would have to pay Ovid a royalty on those commercial sales of ganaxolone that infringe a valid claim of the Ovid patents.  This assessment is based on a number of factors including the fact that Ovid is not developing ganaxolone, these patents claim a method of using ganaxolone, Marinus has invested significant resources in developing ganaxolone for  these rare pediatric epilepsies and there are no FDA approved drugs specific for treating CDLK5 Deficiency Disorder.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that affects many organs and causes non-malignant tumors in the brain, skin, kidney, heart, eyes, and lungs. The condition is caused by inherited mutations in either the TSC1 gene or the TSC2 gene. TSC occurs with a frequency of 1:6,000 live births and a mutation is found in 85% of patients. While the disease phenotype can be extremely variable, epilepsy occurs in up to 85% of TSC patients. TSC is a leading cause of genetic epilepsy, often manifesting in the first year of life as either focal seizures or infantile spasms. There are currently limited disease-specific treatments approved for the treatment of seizures in TSC patients.

We are conducting a Phase 2 open-label trial (CALM Study) to evaluate the safety and tolerability of adjunctive ganaxolone treatment in patients with TSC. The trial is expected to enroll approximately 30 patients ages 2 to 65 and consists of a four-week baseline period followed by a 12-week treatment period followed by a 24-week extension. Patients will receive up to 600 mg of ganaxolone (oral liquid suspension) three times a day. The primary endpoint is the percent change in 28-day seizure frequency for the treatment period relative to baseline. We also plan to further explore whether allopregnanolone sulfate levels represent a response biomarker, and expect to report top line data in mid-2021.

PCDH19-Related Epilepsy (PCDH19-RE)

PCDH19-RE is a rare epileptic syndrome characterized by early-onset seizures, cognitive and sensory impairment, and psychiatric and behavioral disturbances. Seizures occur in clusters lasting from several hours to days. It is caused by a mutation in the PCDH19 gene on the X-chromosome. Unlike other X-linked disorders, it selectively affects females with very few cases reported in males. The gene encodes a protein involved in cell adhesion that is widely expressed in the central nervous system. There are no drugs approved specifically for the treatment of seizures associated with PCDH19-RE.

We are conducting a Phase 2 proof-of-concept (POC) clinical trial (Violet Study) in PCDH19-RE, in which enrollment is stratified based on allopregnanolone sulfate, a potential biomarker for the antiepileptic efficacy of ganaxolone.  We expect to enroll approximately 25 patients in one of two strata based on baseline allopregnanolone sulfate levels. The trial consists of a 12-week prospective baseline period, followed by a 17-week double-blind treatment phase. Patients will titrate over four weeks to a dose of up to 600 mg of ganaxolone oral liquid suspension or matching placebo three times daily and maintain that dose for the following 13-weeks. Patients who see a benefit in the Violet Study are expected to be offered the opportunity to remain on ganaxolone under an extension to the trial and we expect to announce results of this POC clinical trial in the first half of 2021. We also plan to continue to evaluate whether allopregnanolone sulfate could have broader utility as a response biomarker in other targeted indications.

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to other countries, including the U.S. Efforts to contain the spread of COVID-19 have intensified and many countries, including the U.S., have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to shutdowns that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has affected our operations but has not had a material impact on our business, operating results, financial condition or cash flows as of and for the three and nine months ended September 30, 2020. For example, several of our Phase 1 trials of oral ganaxolone to support the CDD indication have continued

enrollment and are expected to be completed by the end of the fourth quarter of 2020, despite experiencing delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with guidance of the FDA on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in refractory status epilepticus is conducted in the hospital and resources related to the COVID-19 outbreak may divert staffing in the hospital taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while COVID-19 outbreaks continue. Although operations have not been materially affected by the COVID-19 pandemic as of and for the three and nine months ended September 30, 2020, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Reverse stock split

On September 23, 2020, we effected a 1-for-4 reverse split of shares of our common stock (Reverse Split), as approved by our Board of Directors and stockholders. The par value per share of our common stock was not adjusted as a result of the Reverse Split, and our authorized shares of common stock was reduced to 150,000,000. All of the share and per share amounts included in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Split.

Operations

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical studies, clinical trials and raising capital. We have funded our operations primarily through sales of equity and debt securities. At September 30, 2020, we had cash, cash equivalents and investment balances of $91.3 million. We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $50.0 million and $38.7 million for the nine months ended September 30, 2020 and 2019, respectively. Our accumulated deficit as of September 30, 2020 was $294.5 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

●	conduct later stage clinical trials in targeted indications, which could include SE, CDD, TSC, PCDH19-RE and possibly other indications;
●	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;
●	conduct other preclinical studies and clinical trials to support the filing of NDAs with the FDA, MMAs with the EMA and other marketing authorization filings with regulatory agencies in other countries;
●	acquire the rights to other product candidates and fund their development;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, manufacturing and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash, cash equivalents and investment balances as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2022. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

Financial Overview

Federal Contract Revenue

In September 2020, we entered into a contract (the BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we will receive an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of RSE. Funding will include support on a cost-sharing basis for completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE who are refractory to second line anti-epileptic drugs, funding of pre-clinical studies to confirm that IV-administered ganaxolone is an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RSE Phase 3 clinical trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Phase 3 clinical trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA in the amount of approximately $51 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred. We expect federal contract revenue to increase as the associated costs with our RSE Phase 3 clinical trial increase.

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

We will incur substantial costs beyond our present and planned clinical trials in order to file an NDA and Supplemental New Drug Applications (sNDAs), or an MAA outside the US, for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further clinical trials and other studies will depend in large part on the outcome of preceding studies and trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical trials and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

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

Results of Operations

Federal Contract Revenue

Federal contract revenue was $0.2 million for the three and nine months ended September 30, 2020, compared to $0 for the three and nine months ended September 30, 2019 as a result of the BARDA Contract.

Research and Development Expenses

We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product development programs. We do not allocate employee and contractor-related costs, costs associated with our facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below shows our research and development expenses incurred with respect to each active program, in thousands. The primary drivers of our research and development expenditures are currently in our product development programs in SE, CDD, TSC and PCDH19-RE. We expect our research and development expenses for ganaxolone will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product development programs during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
CDKL5 deficiency disorder (1)	$2,365	$2,928	$9,070	$5,863
Status epilepticus (2)	2,484	1,238	5,806	2,570
PCDH19-related epilepsy (3)	1,064	1,755	3,979	4,464
Tuberous Sclerosis (4)	281	—	332	—
Postpartum depression (5)	—	2,185	—	7,115
Indirect research and development (6)	5,112	3,466	18,875	10,442
Total	$11,306	$11,572	$38,062	$30,454

Note: Certain prior year expenses have been reclassified to conform to current year presentation.

(1)	The decrease in the three months ended September 30, 2020 was due to completion of the Phase 3 trial and data read out in the third quarter of 2020. The increase in the nine months ended September 30, 2020 was due to continued enrollment in the CDD Phase 3 clinical trial in the first half of 2020 and analysis of data results after completion of the clinical trial.
(2)	The increase is due primarily to enhanced drug development activity, including preclinical studies and manufacturing activities in preparation for a Phase 3 clinical trial currently being initiated.
(3)	The decrease in both periods was due to reducing the scope of the clinical trial in 2020 from a Phase 3 trial to a Phase 2 proof-of-concept trial.
(4)	We began making preparations for a Phase 2 clinical trial in TSC during the first quarter of 2020.
(5)	We completed our clinical trials in postpartum depression in 2019, and have placed further development on hold.
(6)	Indirect research and development expenses in support of all our programs have increased due to the overall increase in preclinical, clinical, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $12.5 million for the three and nine months ended September 30, 2020, respectively, compared to $2.3 million and $8.5 million for the three and nine months ended September 30, 2019, respectively. The primary drivers of the increase for both periods were increased legal and consulting fees as we scale up our operations and prepare for potential commercialization, and noncash stock-based compensation.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $50.0 million and $38.7 million for the nine months ended September 30, 2020 and 2019, respectively. Our cash used in operating activities was $44.5 million for the nine months ended September 30, 2020 compared to $32.4 million for the same period a year ago. Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans. At September 30, 2020, we had cash, cash equivalents and investment balances of $91.3 million.

In September 2020, we entered into the BARDA Contract with BARDA. Under the BARDA Contract, we will receive an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of RSE. Funding will include support on a cost-sharing basis for completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE who are refractory to second line anti-epileptic drugs, funding of pre-clinical studies to confirm that IV-administered ganaxolone is an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RSE Phase 3 clinical trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Phase 3 clinical trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA in the amount of approximately $51 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

In connection with the closing of an equity financing in June 2020, we issued a total of 4,600,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $42.9 million.

In connection with the closing of concurrent equity financings during the fourth quarter of 2019, we issued a total of 8,050,000 shares of common stock in an underwritten public offering and 30,000 shares of Series A convertible preferred stock in a private placement resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $65.7 million.

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the nine months ended September 30, 2020, we issued 78,807 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds of $0.6 million. During the year ended December 31, 2019, we issued 423,072 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds to us of $2.2 million. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60.0 million through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the Securities and Exchange Commission on July 9, 2020 and declared effective by the Securities and Exchange Commission on July 27, 2020.

Cash Flows

Operating Activities. Cash used in operating activities increased to $44.5 million for the nine months ended September 30, 2020 compared to $32.4 million for the same period a year ago. The increase was driven primarily by a

$10.9 million increase in net loss and an increase of $1.5 million in the change in prepaid expenses and other current and non-current assets as we make commercial preparations and initiate our Phase 3 trial in SE.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2020 represents the maturity of short-term investments of $5.7 million offset by $8.9 million in purchases of investments. Cash provided by investing activities for the nine months ended September 30, 2019 represents $5.0 million in maturities of short-term investments offset by $2.7 million in purchases of investments and $0.4 million in cash paid for property, plant and equipment.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2020 represents $0.6 million in proceeds from the exercise of stock options and $43.5 million from the sale of common stock in connection with our follow-on public offering in June 2020 and the Prior EDA. Cash used in financing activities for the nine months ended September 30, 2019 represents $0.1 million in proceeds from the sale of stock options, offset by payment of $0.2 million for financing costs.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our continuing and planned clinical trials for ganaxolone, as well as scale up our operations and prepare for the potential commercialization of ganaxolone.

We believe that our cash, cash equivalents and investments as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2022. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone;
●	the scope, progress, results and costs of researching and developing ganaxolone or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone or any other future product candidates;
●	the cost of commercialization activities if ganaxolone or any other future product candidates are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	any product liability, infringement or other lawsuits related to our product candidates and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2020, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2019, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 16, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As disclosed in Item 9A of the Annual Report on Form 10-K filed with the SEC on March 16, 2020 (2019 Form 10-K), management identified a material weakness in our information technology (IT) general controls (collectively, ITGCs) and related IT-dependent process level controls, which are part of our internal control over financial reporting. These deficiencies were the result of ineffective IT risk assessment which did not identify the risks associated with segregation of duties within these IT systems. We took measures to remediate the deficiency related to ineffective segregation of duties within these IT systems in December 2019 by transferring key administrative access to a third-party IT vendor. In the 2019 Form 10-K, we noted that this material weakness will not be considered remediated until this change in internal control with respect to segregation of duties within the IT systems operates for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. In September 2020, we completed this testing and management concluded that such material weakness has been remediated.

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

Item 1A. Risk Factors

Risk Factor Summary

The following summarizes the principal factors that make an investment in us speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We have not generated any revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and commercialization of ganaxolone.
●	Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.
●	We intend to expend our limited resources to pursue our sole clinical stage product candidate, ganaxolone, and may fail to capitalize on other technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

●	Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in four clinical trials and will require significant capital resources and years of additional clinical development effort.
●	Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.
●	Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, ganaxolone may not have favorable results in later clinical trials or receive regulatory approval.
●	Ganaxolone may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

●	The therapeutic efficacy and safety of ganaxolone are unproven, and we may not be able to successfully develop and commercialize ganaxolone in the future.
●	Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.
●	Even if ganaxolone receives regulatory approval, we may still face regulatory difficulties.
●	We may not be able to obtain orphan drug exclusivity for ganaxolone, which could limit the potential profitability of ganaxolone.
●	The fact that we have received Rare Pediatric Disease (RPD) Designation for ganaxolone for the treatment of CDD is not an indication that we will receive a rare pediatric disease priority review voucher.

Risks Related to the Commercialization of Our Product

●	Our commercial success depends upon attaining significant market access and acceptance of ganaxolone, if approved, among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ganaxolone.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties in compliance with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize ganaxolone.
●	If we lose our relationships with CROs, our drug development efforts could be delayed.
●	Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials. We have no experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing of ganaxolone could be delayed.
●	Government funding for certain of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.
●	We may elect to enter into license or collaboration agreements to partner ganaxolone in territories currently retained by us. Our dependence on such relationships may adversely affect our business.

Risks Related to Intellectual Property

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Risks Related to our Business Operations

●	The COVID-19 coronavirus pandemic could adversely affect our business and our ability to conduct and complete clinical trials.

Risks Related to Ownership of Our Common Stock

●	Our Certificate of Incorporation contains exclusive forum provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents

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

We have incurred significant operating losses since our inception, including a net loss of $49.6 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $294.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

We have no products approved for commercial sale and have not generated any revenue from sales of any of our product candidates, and we do not know when, or if, we will generate revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize ganaxolone or other product candidates that we may develop, in-license or acquire in the future. Even if we obtain regulatory approval for ganaxolone, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales of ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete pre-clinical and clinical development activities, including enrollment of clinical trial participants, completion of the necessary pre-clinical studies and clinical trials and attainment of study and trial results that will support regulatory approvals;

●	complete and submit NDAs to the FDA, MAAs with the EMA and other marketing authorization filings with regulatory agencies in other countries, and obtain regulatory approval for indications for which there is a commercial market;
●	make or have made commercial quantities of our products at acceptable cost levels;
●	develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves in the markets in which we choose to commercialize on our own;
●	find suitable partners to help us market, sell and distribute our approved products in other markets;
●	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers;
●	launch and commercialize product candidates for which we obtain regulatory approval;
●	obtain market acceptance of our product candidates as viable treatment options;
●	address any competing technological and market developments;
●	implement additional internal systems and infrastructure, as needed;
●	identify and validate new product candidates;
●	negotiate favorable terms in any collaboration, licensing or other commercial arrangements into which we may enter;
●	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attract, hire and retain qualified personnel.

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

We believe that our cash, cash equivalents and investments as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for ganaxolone or any other future product candidates;
●	clinical development plans we establish for ganaxolone and any other future product candidates;
●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our existing or any future licensing agreements;
●	our ability to receive funding under the BARDA Contract;
●	number and characteristics of product candidates that we discover or in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA, the EMA and other comparable foreign regulatory authorities, including the potential for the FDA, the EMA or other comparable foreign regulatory authorities to require that we perform more studies or clinical trials than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effects of competing technological and market developments;
●	costs and timing of the implementation of commercial-scale manufacturing activities; and
●	costs and timing of establishing sales, marketing and distribution capabilities for ganaxolone or any other product candidates for which we may receive regulatory approval.

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

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, government funding, collaborations, licensing arrangements and other commercial transactions and funding opportunities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing or other commercial transactions, if available, may involve agreements that include liens or restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, licensing arrangements or other commercial with third parties, we may have to relinquish valuable rights to ganaxolone or any other future product candidates in particular countries, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market ganaxolone or any other future product candidates that we would otherwise prefer to develop and market ourselves.

We intend to expend our limited resources to pursue our sole clinical stage product candidate, ganaxolone, and may fail to capitalize on other technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to ganaxolone, which concentrates the risk of product failure in the event ganaxolone proves to be ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities for other technologies or product candidates that later could prove to have greater commercial potential. We may be unable to capitalize on viable commercial products or profitable market opportunities as a result of our resource allocation decisions. Our spending on proprietary research and development programs relating to ganaxolone may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for ganaxolone, we may relinquish valuable rights to ganaxolone through collaboration, licensing or other commercial arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to ganaxolone.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to conducting preclinical and clinical development activities for ganaxolone and performing research and development with respect to our preclinical and clinical programs. In addition, as a clinical stage pharmaceutical company, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval to commercialize any product candidate. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products. Further, our budgeted expense levels are based in part on our expectations concerning the costs of our research, preclinical development and clinical trials, which depend on the success of such activities, and our ability to effectively and efficiently conduct such research, preclinical development, clinical trials and our expectations related to our efforts to achieve FDA or foreign regulatory approval with respect to ganaxolone. Our limited operating history and clinical trial experience make these costs difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs. Further, our manufacturing costs and operating expenses may increase significantly as we expand our operations. Accordingly, a significant increase in costs could have an immediate and material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in clinical trials and will require significant capital resources and years of additional clinical development effort.

We do not have any products that have gained regulatory approval. Our only clinical stage product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development, scale-up manufacturing, obtain regulatory approval, and, if approved, commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.

The FDA has provided guidance to the industry that the substantial evidence requirement for effectiveness, which had generally been interpreted as calling for two adequate and well-controlled clinical trials, could also be met by a single clinical trial plus confirmatory evidence. In September 2020, we announced that ganaxolone achieved the primary endpoint in a pivotal Phase 3 clinical trial (Marigold Study), which evaluated the use of oral ganaxolone in children and young adults with CDD. In connection with seeking regulatory approval from the FDA for CDD, we believe that the data from this single Phase 3 clinical trial will be sufficient to meet the FDA’s requirements for providing substantial evidence of effectiveness. We plan to meet with the FDA to seek the FDA’s advice on a number of questions related to our anticipated NDA submission for CDD, including the ability of the data from the Marigold Study to support an NDA submission for CDD. If the FDA does not agree that the data from the Marigold Study supports an NDA submission for CDD, we will be required to conduct a second Phase 3 clinical trial in CDD, which will delay our ability to seek regulatory approval for CDD in the United States.

In addition, ganaxolone is metabolized extensively in animals and humans. During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. We are working to establish the chemical structure of M2, which the FDA advised in October 2020 will be required for the CDD NDA submission. If we are unable to establish the chemical structure of the M2 metabolite, the FDA will not accept our NDA submission for CDD, which will prevent us from receiving regulatory approval to commercialize in the U.S. In consultation with the FDA, the FDA advised us in October 2020 that additional non-clinical data is required to assess the safety of M2; however, this data could be generated in parallel with the CDD new drug application (NDA) submission and submitted post-approval. If such additional non-clinical data indicates a safety issue, the FDA may impose serious and extensive restrictions on the commercialization of CDD, which could have a material adverse impact on our business, results of operations and financial condition. We plan to submit a new drug application (NDA) for ganaxolone in the treatment of CDD to the U.S. Food and Drug Administration (FDA) in mid-2021 and a Marketing Authorization Application (MAA) for ganaxolone for the treatment of CDD to the European Medicines Agency (EMA) in the third quarter of 2021.

We are initiating the RAISE Trial in RSE, which is a life threatening medical  condition involving prolonged seizure activity in seriously ill patients.  The RAISE Trial requires expertise in EEG interpretation which may be subject to variability, and the FDA or foreign regulatory authorities could find the data generated in this trial inadequate or difficult to interpret, which could delay, limit or prevent regulatory approval for this indication. Additionally, the clinical trial endpoints of the RAISE Trial are based on treatment outcomes, including initiation of anesthesia for treatment of RSE. Practice variability in the use of anesthesia for SE treatment could adversely impact the ability to show a treatment effect with ganaxolone. Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval trial or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, ganaxolone may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier studies and clinical trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 clinical trial in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistically significant separation in a Phase 3 clinical trial for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in RSE and pediatric orphan epilepsy indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted. Further, even if we believe the data collected from our clinical trials of ganaxolone are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

Ganaxolone may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by ganaxolone could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Although ganaxolone has generally been safe and well-tolerated by patients in our clinical trials, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the CNS were categorized as severe as compared to side effects of other body systems.

If these side effects are reported in future clinical trials, or if other safety or toxicity issues are reported in our future clinical trials, we may not receive approval to market ganaxolone, which could prevent us from ever generating revenue or achieving profitability. Furthermore, although we are currently developing ganaxolone for multiple indications, negative safety findings in any one indication could force us to delay or discontinue development in other indications. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of ganaxolone for any or all targeted indications. Drug-related side effects could affect trial subject recruitment or the ability of enrolled patients to complete our future clinical trials and may result in potential product liability claims.

In addition, ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs.  We are working to establish the chemical structure of M2.  In consultation with the FDA, the FDA advised in October 2020 that additional non-clinical and clinical data is required to assess the safety of M2; however, this data could be generated in parallel with the CDD NDA submission and submitted post-approval. If such additional non-clinical data indicates a safety issue, the FDA may impose serious and extensive restrictions on the commercialization of CDD, which could have a material adverse impact on our business, results of operations and financial condition.

If ganaxolone receives marketing approval, and we or others later identify undesirable side effects caused by ganaxolone, a number of potentially significant negative consequences could result, including:

●	we may be forced to suspend marketing of ganaxolone;
●	regulatory authorities may withdraw their approvals of ganaxolone;
●	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of ganaxolone;
●	we may be required to conduct post-marketing trials;
●	we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) for ganaxolone or if a REMS is already in place, to incorporate additional requirements under the REMS, and comparable regulatory authorities outside the United States may require similar risk management strategies;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of ganaxolone on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delay or failure in obtaining Institutional Review Board (IRB) approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
●	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
●	delay or failure in recruiting and enrolling suitable trial patients to participate in a trial;
●	delay or failure in trial patients completing a trial or returning for post-treatment follow-up;
●	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same indication;
●	failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;
●	delay or failure in adding new clinical trial sites;
●	ambiguous or negative interim results or results that are inconsistent with earlier results;

●	feedback from the FDA or a comparable regulatory authority outside the United States, IRBs, or data safety monitoring boards, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;
●	decision by the FDA or a comparable regulatory authority outside the United States, an IRB or us, or a recommendation by a data safety monitoring board to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or AEs associate with a product candidate;
●	failure of a product candidate to demonstrate any or enough of a benefit;
●	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials that meet internal and regulatory standards;
●	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties;
●	political developments that affect our ability to develop and obtain approval for ganaxolone or impair our license rights to develop and obtain approval for ganaxolone in other countries; or
●	changes in governmental regulations or administrative actions.

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

Even if we obtain regulatory approval for ganaxolone, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, patient registry, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of ganaxolone will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of ganaxolone, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on ganaxolone’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance.

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

Advertising and promotion of ganaxolone, if approved by the FDA, will be heavily scrutinized by, among others, the FDA, the U.S. Department of Justice (DOJ), the U.S. Department of Health and Human Services Office of Inspector General (HHS OIG), state attorneys general, members of Congress and the public. Violations, including promotion of ganaxolone for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. In addition, advertising and promotion of ganaxolone, if approved outside of the United States, will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, promoting ganaxolone for unapproved indications can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could adversely affect our business prospects, financial condition and results of operations.

In the EU, strict requirements and restrictions regarding advertising and promotion apply, the details of which may vary per EU Member States. Violation of those rules could subject us to litigation, investigations and/or civil and criminal penalties, which could adversely affect our business, prospects, financial condition and results of operations.

We may not be able to obtain orphan drug exclusivity for ganaxolone, which could limit the potential profitability of ganaxolone.

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

We have received orphan drug designation for treating SE, CDD, PCDH19-RE, and Fragile-X Syndrome with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications. Orphan drug exclusivity for a product candidate may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain or maintain an orphan drug designation for any indication of ganaxolone that we may develop, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of ganaxolone to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

The fact that we have received Rare Pediatric Disease (RPD) Designation for ganaxolone for the treatment of CDD is not an indication that we will receive a rare pediatric disease priority review voucher.

In July 2020, the FDA granted RPD Designation for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. in which serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, Marinus may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application. However, receiving a rare pediatric disease designation for ganaxolone for the treatment of CDD does not automatically mean that we will receive a priority review voucher as a priority review voucher is only awarded following approval by the FDA of ganaxolone for the treatment of CDD.

If a priority review voucher is granted, we may use the voucher for our own FDA approval processes or decide to sell the voucher to other biotech or pharmaceutical companies. The market for priority review vouchers has a limited history and disclosed sales prices may not be indicative of the current value of vouchers, which may also fluctuate significantly. Congress had only authorized the RPD Priority Review Voucher program until September 30, 2020. On September 30, 2020, Congress provided a short-term extension of the priority review voucher program.  Drugs that are designated for a rare pediatric disease by December 11, 2020 can receive a voucher if the drug is submitted and approved by the December 11, 2022 deadline. Hence, it may be unavailable to us even if we meet all of the requirements. Further, the potential award of a voucher would trigger an obligation to market the relevant rare pediatric disease product within one year from FDA approval or the FDA may revoke the voucher. Finally, a voucher award subjects us to post-marketing reporting obligations to the FDA.

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

Risks Related to the Commercialization of Our Product

Our commercial success depends upon attaining significant market access and acceptance of ganaxolone, if approved, among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ganaxolone.

Even if ganaxolone receives regulatory approval, it may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of ganaxolone, if we receive approval, depends on a number of factors, including:

●	clinically and commercially viable product profile as supported by clinical trials;
●	efficacy and safety of ganaxolone, or ganaxolone administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;
●	clinical indications for which ganaxolone is approved;
●	acceptance by physicians and patients of ganaxolone as a safe and effective treatment;
●	potential and perceived advantages of ganaxolone over alternative treatments;
●	safety of ganaxolone seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;
●	prevalence and severity of any side effects and drug interactions;

●	product labeling or product insert requirements of the FDA or comparable foreign regulatory authorities;
●	timing of market introduction of ganaxolone as well as competitive products;
●	cost of treatment in relation to alternative treatments;
●	availability of coverage and adequate reimbursement and pricing by government and private payers;
●	relative convenience and ease of administration;
●	effectiveness of our sales and marketing strategy and efforts;
●	adequate commercial investment; and
●	stability and continuity of product supply chains.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to ganaxolone and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing ganaxolone. Some of these competitive products and therapies are based on scientific approaches that are the same as, or similar to, our approach, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same GABAA neuroreceptor that we are targeting or that are testing product candidates in the same indications that we are testing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Ganaxolone is presently being developed as an antiepileptic therapeutic. There are a variety of marketed therapies available for these patients.

Specifically, there are more than 25 approved AEDs available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by Lundbeck, UCB, Eisai, GW Pharmaceuticals, Zogenix, SK Biopharmaceuticals and Sunovion Pharmaceuticals. In addition, there are several drugs in development for the treatment of pediatric orphan indications, including compounds being developed by GW Pharmaceuticals, Zogenix, Zynerba and Ovid Therapeutics, Inc. (Ovid Therapeutics). Sage Therapeutics is developing molecules with a similar mechanism of action as ganaxolone for the treatment of PPD.

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

We focus our research and product development on therapeutics to treat patients suffering from rare seizure disorders. Our projections of both the number of people who have these disorders, as well as the subset of people with these diseases who have the potential to benefit from treatment with ganaxolone, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these disorders. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ganaxolone, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

A variety of risks associated with marketing ganaxolone internationally could materially adversely affect our business.

We plan to seek regulatory approval for ganaxolone outside of the United States, and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;
●	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
●	viable pricing awarded in international markets to support commercial investment is required;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism, as well as from pandemics.

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

We face an inherent risk of product liability exposure related to the testing of ganaxolone by us or our investigators in human clinical trials and will face an even greater risk if ganaxolone receives regulatory approval and we subsequently commercialize it. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling ganaxolone. If we cannot successfully defend ourselves against claims that ganaxolone caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

●	decreased demand for ganaxolone;
●	termination of clinical trial sites, entire clinical trials or development programs;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial patients;
●	significant costs to defend the related litigation;
●	substantial monetary awards to patients;
●	loss of revenue;
●	diversion of management and scientific resources from our business operations;
●	the inability to commercialize ganaxolone; and
●	increased scrutiny and potential investigation by, among others, the FDA, the DOJ, the HHS OIG, state attorneys general, members of Congress and the public.

We currently have product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for ganaxolone, but we may be unable to obtain commercially reasonable product liability insurance for ganaxolone, if approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could have a material adverse effect on our business and financial condition.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties in compliance with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize ganaxolone.

We rely on third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices (GLP) and the Animal Welfare Act requirements, where applicable. We and our CROs are required to comply with federal regulations and Good Clinical Practices (GCP), which are international requirements meant to protect the rights and health of patients that are enforced by the FDA, the competent authorities of the EU Member States and comparable foreign regulatory authorities for ganaxolone. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat or conduct additional preclinical studies and clinical trials, which would delay the regulatory approval process.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured ganaxolone ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture ganaxolone, and the possibility of termination or nonrenewal of the manufacturing agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities will require that ganaxolone be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of ganaxolone in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of ganaxolone. In addition, such failure could be the basis for the FDA or other regulatory authorities to issue a warning letter, withdraw approvals for ganaxolone previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of ganaxolone, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of ganaxolone or its key raw materials for an ongoing preclinical study or clinical trial could considerably delay completion of such preclinical study or clinical trial, product testing and potential regulatory approval of ganaxolone. If our manufacturers or we are unable to purchase these key raw materials after regulatory approval has been obtained for ganaxolone, the commercial launch of ganaxolone would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of ganaxolone.

Government funding for certain of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

In September 2020, we entered into a contract (the BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we will receive an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of refractory status epilepticus (RSE). The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RSE Phase 3 clinical trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Phase 3 clinical trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA in the amount of approximately $51 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

Programs funded by the United States government and its agencies include provisions that confer on the government substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

If we fail to maintain compliance with these requirements, we may be subject to potential contract liability and to termination of our contracts. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable or allowed under the BARDA Contract. Further, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities as compared to private sector commercial companies.

Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the RSE development program. Any reduction or delay in BARDA funding may force us to seek alternative funding in order to progress our RSE program, which may not be available on non-dilutive terms, terms favorable to us or at all.

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

Our commercialization strategy for ganaxolone may depend on our ability to enter into agreements with partners to obtain assistance and funding for the development and potential commercialization of ganaxolone in the territories in which we seek to partner. Despite our efforts, we may be unable to secure license or collaboration agreements or other arrangements that are necessary for us to further develop and commercialize ganaxolone. Supporting diligence activities conducted by potential licensees or collaborators and negotiating the financial and other terms of a license or collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more license or collaboration agreements, such agreements may involve greater uncertainty for us, as we would have less control over certain aspects of our partnered programs than we do over our un-partnered programs. We may determine that continuing a license or collaboration under the terms provided is not in our best interest, and we may terminate the license or collaboration. Our potential future partners could delay or terminate their agreements, and as a result ganaxolone may never be successfully commercialized.

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

Risks Related to Intellectual Property

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products, all of which contain ganaxolone, if approved, and to use our related technologies. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to one or more of our products, including interference or derivation proceedings before the United States Patent and Trademark Office (USPTO). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing one or more of our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing one or more of our products. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing one or more of our products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA (Federal Development Patent Infringement Exemption). As our product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. While ganaxolone itself is off patent, we attempt to ensure that our product candidates and the methods we employ to manufacture ganaxolone do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

In September 2020, Ovid Therapeutics contacted us and disclosed that it owns two recently issued patents that include claims that encompass our product candidates for the treatment of CDD and PCDH19. We are currently examining the validity of these claims. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for CDD and PCDH19 during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for CDD based upon the Federal Development Patent Infringement Exemption. We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for CDD and PCDH19, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for CDD and PCDH19 altogether, which would have a material adverse impact on our business. In addition, we are aware of a pending patent application by Ovid that is in the same patent family as the recently issued patents and we believe also relates to ganaxolone; however, such application has not yet been made publicly available so we are unable to determine the impact on our product development programs if such application is granted. We believe the pending patent application has the same specification as the patents that we are examining, and the pending application could contain additional claims to the treatment of CDD and/or PCDH19 or other indications.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates and any future product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries, particularly those relating to pharmaceuticals, do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, novel formulations and methods of medical treatment and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. Many countries, including EU countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of our patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits under certain circumstances a patent term extension of up to five years beyond the normal expiration of a patent. However, the applicable authorities, including the FDA and the USPTO in the United States, and any analogous regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

In addition, the Leahy-Smith America Invents Act (Leahy-Smith Act) includes a number of provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned to a “first to file” system in which the first inventor to file a patent application is entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in derivation, reexamination, inter-partes review or post-grant review proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate patent rights, which could adversely affect our competitive position.

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

We rely on government funding for certain of our research and development activities and we may develop intellectual property through such activities and therefore may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

In September 2020, we entered into the BARDA Contract for the completion of pre-clinical and clinical development activities for IV administered ganaxolone for the treatment of RSE. We may generate intellectual property rights through the use of this U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we to disclose the invention to the government and fail to file an application to register the intellectual property in the specified manner and within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make compounds or ganaxolone formulations that are similar to our product candidates but that are not covered by the claims of the patents that we own or control;
●	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
●	we might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Risks Related to our Business Operations

The COVID-19 coronavirus pandemic could adversely affect our business and our ability to conduct and complete clinical trials.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus has been declared a pandemic by the World Health Organization and has spread to other countries, including the United States. Many countries, including the United States, have implemented severe travel restrictions, business shutdowns and social distancing measures in order to contain the spread of COVID-19 that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering from COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our employees, contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to shutdowns that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has impacted our operations and such impacts may continue and become material to our operations. For example, several of our Phase 1 trials of oral ganaxolone to support the CDD indication have experienced delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the guidance of the FDA on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in refractory status epilepticus is conducted in the hospital and resources related to the

COVID-19 outbreak may divert staffing in the hospital taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while COVID-19 outbreaks continue.

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

The global spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. It is likely that the continued spread of COVID-19 will cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

As of September 30, 2020, we had 65 full-time and one part-time employee. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 44.2% of our voting stock. Upon conversion of all of our outstanding convertible preferred stock, as of November 5, 2020, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 41.7% of our voting stock. This concentration of ownership could harm the market price of our common stock by:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 5, 2020, we had outstanding a total of 30,594,065 shares of common stock and 9,253 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock). Subject to shareholder approval to increase our authorized common stock, the outstanding Series A Preferred Stock would be convertible into 1,850,600 shares of common stock as of November 5, 2020, subject to certain ownership limitations. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans or otherwise will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act of 1933, as amended (Securities Act) or the application of exemptions from such registration with respect to any sales such as Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Provisions in our fourth amended and restated certificate of incorporation (Certificate of Incorporation) and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

●	permit our board of directors to issue up to 25,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which 9,253 shares of Series A Preferred Stock are outstanding;
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	establish a classified board of directors such that only one of three classes of directors is elected each year;
●	provide that directors can only be removed for cause;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;

●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the chairperson of the board of directors, the chief executive officer or the board of directors.

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

3.6

Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on September 22, 2020).

3.7

Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on September 22, 2020).

4.1	Specimen Certificate evidencing shares of the Company’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
10.1	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Filed herewith.)
10.2	Form of Nonqualified Stock Option Inducement Award Agreement. (Incorporated by reference to Exhibit 10.2 to Form S-8 Registration Statement filed on July 10, 2020.)
10.3#

Contract, dated September 8, 2020, by and between Marinus Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (filed herewith).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

#	Portions of this contract have been omitted in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN	President and Chief Executive Officer (principal executive officer) and Director	November 9, 2020
Scott Braunstein

/s/ EDWARD F. SMITH	Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 9, 2020
Edward F. Smith