Form 10-K
period 2020-12-31
MARINUS PHARMACEUTICALS INC
filed 2021-03-09
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-36576

Marinus Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0198082 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant on the last business day of the registrant’s most recent completed second fiscal quarter (June 30, 2020) was $303,163,851, based on the closing price reported on the Nasdaq Global Market on June 30, 2020.

The total number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 8, 2021 was 36,578,460.

Documents Incorporated by Reference

Certain portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of the Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our ability to develop and commercialize ganaxolone;
●	the status, timing and results of preclinical studies and clinical trials;
●	design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone;
●	the timing of seeking marketing approval of ganaxolone;
●	our ability to obtain and maintain marketing approval;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our plans to develop and market ganaxolone and the timing of our development programs;
●	our estimates of the size of the potential markets for ganaxolone;
●	our selection and licensing of ganaxolone;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone and our other product candidates;
●	our expectation that our cash, cash equivalents and investments as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022;
●	our expectation that we submit a New Drug Application (NDA) to FDA for ganaxolone for treatment of CDD in mid-2021 and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in the third quarter of 2021;

●	the possibility that we receive a priority review voucher from the FDA if an NDA for ganaxolone in CDD is approved;
●	our expectation to announce top-line data from our Phase 3 clinical trial evaluating IV ganaxolone for the treatment of RSE in the first half of 2022;
●	our expectation to report top-line data from our Phase 2 open-label trial (CALM Study) in the third quarter of 2021;
●	the potential for us to develop ganaxolone in one or more additional rare refractory epilepsy indications or to in-license complementary products to leverage development and commercial investment for ganaxolone for such indications;
●	our ability to create an effective sales and marketing infrastructure if we elect to market and sell ganaxolone directly;
●	the rate and degree of market acceptance of ganaxolone;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity for ganaxolone;
●	our intellectual property position;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	the industry in which we operate;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the trends that may affect the industry or us.

Forward-looking statements appear primarily in the sections of this Annual Report on Form 10-K entitled “Item 1 – Business,” , Item 1A “Risk Factors,” “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8 – Financial Statements and Supplementary Data.” Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Risk Factors Summary

The following summarizes the principal factors that make an investment in us speculative or risky, all of which are more fully described in “Item 1A – Risk Factors” of this Annual Report on Form 10-K. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We have not generated any revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and commercialization of ganaxolone.
●	Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.
●	We intend to expend our limited resources to pursue our sole clinical stage product candidate, ganaxolone, and may fail to capitalize on other technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.
●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

●	Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in four clinical trials and will require significant capital resources and years of additional clinical development effort.
●	We plan to submit an NDA for ganaxolone for the treatment of CDKL5 Deficiency Disorder in mid 2021 and we may not receive regulatory approval of our application.
●	Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, ganaxolone may not have favorable results in later clinical trials or receive regulatory approval.
●	Ganaxolone may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	The therapeutic efficacy and safety of ganaxolone are unproven, and we may not be able to successfully develop and commercialize ganaxolone in the future.
●	Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.
●	Even if ganaxolone receives regulatory approval, we will still face regulatory difficulties.
●	We may not be able to obtain orphan drug exclusivity for ganaxolone, which could limit the potential profitability of ganaxolone.
●	Even though we have received Rare Pediatric Disease (RPD) Designation for ganaxolone for the treatment of CDD, we may not receive a rare pediatric disease priority review voucher.
●	Failure to obtain regulatory approval in international jurisdictions would prevent ganaxolone from being marketed in these jurisdictions.

Risks Related to the Commercialization of Our Product

●	Our commercial success depends upon attaining significant market access and acceptance of ganaxolone, if approved, among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ganaxolone.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell ganaxolone, we may be unable to generate any revenue.
●	Even if we are able to commercialize ganaxolone, it may not receive coverage and adequate reimbursement from third-party payers, which could harm our business.
●	If the market opportunities for ganaxolone are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual and/or regulatory requirements or meet expected deadlines, our development plans may be adversely affected and we may not be able to obtain regulatory approval for or commercialize ganaxolone.
●	Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials. We have no experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing of ganaxolone could be delayed.
●	Government funding for certain of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

Risks Related to Regulatory Compliance

●	Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize ganaxolone and affect the prices we may obtain.

Risks Related to Intellectual Property

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Third parties, such as Ovid Therapeutics, Inc., may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
●	We rely on government funding for certain of our research and development activities and we may develop intellectual property through such activities and therefore may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Risks Related to our Business Operations

●The COVID-19 pandemic could adversely affect our business and our ability to conduct and complete clinical trials.

Risks Related to Ownership of Our Common Stock

●	The market price of our stock has been, and may continue to be, highly volatile, and you could lose all or part of your investment.
●	Insiders have substantial influence over us and could delay or prevent a change in corporate control.

PART I

Unless the context requires otherwise, any references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Marinus” refers to Marinus Pharmaceuticals, Inc. and its wholly-owned subsidiary. Unless otherwise indicated, all share and per share amounts in this Annual Report on Form 10-K reflect, as applicable, the occurrence of a 1-for-4 reverse split of our common stock that occurred on September 23, 2020.

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

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus was declared a pandemic by the World Health Organization in March 2020 and has spread to nearly every country in the world, including the U.S. Efforts to contain the spread of COVID-19 have intensified and many countries, including the U.S., have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to shutdowns that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the year ended December 31, 2020. For example, several of our Phase 1 trials of oral ganaxolone to support the CDD indication have continued enrollment and are expected to be completed by the end of the second quarter of 2021, despite experiencing delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with guidance of the FDA on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our RAISE Trial in refractory status epilepticus (RSE) is being conducted in hospitals, and resources related to the COVID-19 pandemic may divert staffing in hospitals, taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while the COVID-19 pandemic continues to severely affect the world. Although operations were not materially affected by the COVID-19 pandemic as of and for the year ended December 31, 2020, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

Status Epilepticus (SE)

Status epilepticus (SE) is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having established SE (ESE) and those who then progress to and then fail at least one second-line antiepileptic drug (AED) are classified as having RSE. In RSE, synaptic GABAA receptors are internalized into the neuron, resulting in decreased responsiveness to drugs such as benzodiazepines. Patients with RSE unresponsive to one or more second-line AEDs may be given an IV anesthetic to terminate seizures and prevent neuronal injury and other complications. SE that recurs following an attempted wean of IV anesthesia is classified as super refractory status epilepticus (SRSE). We estimate the number of cases of SE in the United States and Europe to be approximately 156,000 per year, with approximately 50% progressing to ESE and approximately 50% of those patients further progressing to ESE. In April 2016, we were granted FDA orphan drug designation for IV formulation of ganaxolone for the treatment of SE.

In September 2019, we announced positive top-line results in our open-label, dose-finding Phase 2 clinical trial evaluating IV ganaxolone in patients with RSE. The trial enrolled 17 medically heterogeneous patients who received an infusion of IV ganaxolone for up to 96 hours added to standard-of-care In addition to the target dose (713 mg/day), patients were enrolled into low dose (500 mg/day) and medium dose (650 mg/day) groups. Patients in the trial had failed a mean of 2.1 second-line IV AEDs (a mean of 2.9 total AED medications, including benzodiazepines) administered at therapeutic dose levels for an average of four hours prior to ganaxolone treatment.

In this clinical trial, ganaxolone met the primary endpoint with no patients (n=17) progressing to IV anesthetics within 24 hours of treatment initiation. The following table summarizes efficacy data through the four-week post treatment follow-up visit:

Cohort	No escalation to IV anesthetics within 24 hrs from infusion initiation(Primary Endpoint)	Status-free through 24 hrs from infusion initiation*	No escalation to additional IV AEDs or IV anesthetics for status relapse at any time through 24 hrs after ganaxolone discontinuation	No SE relapse during the 4-wk follow up period
Target (713 mg/day) (n=8)	100% (8 of 8)	88% (7 of 8)	100% (8 of 8)	100% (6 of 6)
Medium (650 mg/day) (n=4)	100% (4 of 4)	100% (4 of 4)	75% (3 of 4)	67% (2 of 3)
Low (500 mg/day) (n=5)	100% (5 of 5)	100% (5 of 5)	60% (3 of 5)	50% (1 of 2)

*Investigator determination

In addition, the median time to status cessation across all dose cohorts was five minutes. Additional long-term data demonstrate that patients in the target dose cohort who were assessed at the end of a four-week follow up period (n=6) did not experience status relapse. An independent retrospective central review of continuous electroencephalography (EEG) data demonstrated that the target dose level provided sustained reductions in seizure burden (greater than 80%) throughout the entire analysis window.

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of RSE. The BARDA Contract provides funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE (our Phase 3 clinical trial evaluating IV ganaxolone for the treatment of RSE (RAISE Trial)), funding of pre-clinical studies to provide support that IV-administered ganaxolone could be an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

The BARDA Contract consists of a base period of approximately a two year duration during which BARDA will provide approximately $21 million of funding for the RAISE Trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE Trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

In January 2021, we enrolled the first patient in the RAISE Trial. The RAISE Trial is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. Approximately 80 trial sites in hospitals across the U.S. will participate. The trial is designed to enroll approximately 124 patients, who will be randomized to receive ganaxolone or placebo added to standard of care. With this number of patients, the trial is designed to provide over 90 percent power to detect a 30 percent efficacy difference between ganaxolone and placebo.

The co-primary endpoints for the RAISE Trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for the treatment of RSE, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following treatment initiation. We plan to announce top-line data from the trial in the first half of 2022. Planning continues for a separate RSE trial to be conducted in Europe. We are meeting with the EMA to discuss trial design in the first quarter of 2021 and a registration trial is planned to commence in the first half of 2022.

In addition to the RAISE Trial, we have also provided IV ganaxolone under Emergency Investigational New Drug (eIND) applications for use in treating patients with SRSE and plans are also underway for a future SE clinical trial focusing on earlier intervention in ESE. The trial will be conducted in emergency rooms under exception from informed consent guidelines and will enroll patients with convulsive SE. We are making preparations to commence a Phase 2 clinical trial in ESE that is planned to begin in the first half of 2022. We expect that the trial will be composed of two stages, the initial open-label, dose optimization stage and subsequent double-blind placebo-controlled stage. We anticipate that during the open-label portion of the trial, multiple sequential cohorts of patients will be assessed to determine the bolus dose and subsequent IV infusion rate and infusion duration to be used in the double-blind second stage of the trial. We expect that this double-blind placebo-controlled phase will enroll approximately 80 ESE patients equally distributed among two arms of the trial who, in addition to standard of care, will receive either IV ganaxolone or placebo. We also expect that the primary efficacy endpoint of the trial will be the absence of electrographic (rapid EEG) evidence of SE or recurrence of generalized convulsions at 1 hour after the initiation of treatment. We plan to announce top-line data from the trial in the middle of 2023.

CDKL5 Deficiency Disorder (CDD)

CDD is a serious and rare genetic disorder that is caused by a mutation of the cyclin-dependent kinase-like 5 (CDKL5) gene, located on the X chromosome. It predominantly affects females and is characterized by early-onset, difficult-to-control seizures and severe neuro-developmental impairment. The CDKL5 gene encodes proteins essential for normal brain function. Most children affected by CDD cannot walk normally, talk, or care for themselves. Many also suffer from scoliosis, visual impairment, gastrointestinal difficulties or sleep disorders. There are no medications approved specifically for the treatment of CDD. Genetic testing is available to determine if a patient has a mutation in the CDKL5 gene. To our knowledge, no previous late-stage clinical trials have been conducted in this patient population and we estimate the CDD population to be approximately 12,500 patients in the United States and Europe. In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDKL5 Disorder.  Additionally, in November 2019, the EMA Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDKL5 Disorder.

In September 2020, we announced that ganaxolone achieved the primary endpoint in a Phase 3 clinical trial (Marigold Study) in children and young adults with CDD. The Marigold Study was a global, double-blind, placebo-controlled trial that enrolled 101 patients between the ages of 2 and 21 with a confirmed disease-related CDKL5 gene variant. Patients underwent a six-week prospective baseline period to collect seizure data, followed by a 17-week double-blind treatment phase during which study treatment was added to existing AED therapy. Patients randomized to ganaxolone titrated over four weeks to a dose of up to 600 mg of oral liquid suspension three times a day and maintained that dose for the following 13 weeks. Following the double-blind treatment phase, all patients had the opportunity to receive ganaxolone in the open label phase of the trial. The primary efficacy endpoint was percent change in 28-day seizure frequency for major motor seizures (tonic-clonic, tonic, atonic and clonic seizures). Patients given ganaxolone showed a 32.2% median reduction in 28-day major motor seizure frequency, compared to a 4.0% reduction for those receiving the placebo, a statistically significant difference for the primary endpoint (p=0.002). Ganaxolone was generally well-tolerated, demonstrating a safety profile consistent with previous clinical trials. The most frequent adverse event was somnolence.

We have received feedback from the U.S. Food and Drug Administration (FDA) that the efficacy and safety data resulting from the Marigold Study appear capable of supporting the filing of an NDA for ganaxolone in the treatment of CDD and a pre-NDA meeting with the FDA is scheduled for March 2021 to gain FDA alignment on the proposed format and content of the NDA. Subject to the feedback from the FDA, we plan to submit an NDA for ganaxolone in the treatment of CDD to the FDA in mid-2021 and a Marketing Authorization Application (MAA) for ganaxolone for the treatment of CDD to the European Medicines Agency (EMA) at the end of the third quarter of 2021.

We continue to execute on our pre-commercial development plans for CDD, while simultaneously exploring commercialization opportunities for ganaxolone in CDD with third parties to maximize patient access. As such, we have launched an Expanded Access Program (EAP), which will allow patients who were not able to participate in the

Marigold Study to begin receiving ganaxolone under a treatment protocol in advance of its potential commercial availability.

In July 2020, the FDA granted Rare Pediatric Disease (RPD) Designation for ganaxolone in the treatment of CDD. FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. in which serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, we may be eligible to receive a priority review voucher from the FDA, which can be redeemed by us for priority review in a subsequent marketing application or potentially monetized by transferring such voucher to a third party. The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, extended the priority review voucher program such that drugs designated for a rare pediatric disease by September 30, 2024 can receive a voucher if the drug is submitted and approved by September 30, 2026.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that affects many organs and causes non-malignant tumors in the brain, skin, kidney, heart, eyes, and lungs. The condition is caused by inherited mutations in either the TSC1 gene or the TSC2 gene. TSC occurs with a frequency of 1:6,000 live births and a mutation is found in 85% of patients. While the disease phenotype can be extremely variable, epilepsy occurs in up to 85% of TSC patients. TSC is a leading cause of genetic epilepsy, often manifesting in the first year of life as either focal seizures or infantile spasms. There are currently few disease-specific treatments approved for seizures in TSC.

We are conducting a Phase 2 open-label trial (CALM Study) to evaluate the safety and tolerability of adjunctive ganaxolone treatment in patients with TSC. The trial is expected to enroll approximately 25 patients ages 2 to 65 and consists of a four-week baseline period followed by a 12-week treatment period and a 24-week extension. Patients will receive up to 600 mg of ganaxolone (oral liquid suspension) three times a day. The primary endpoint is the percent change in 28-day seizure frequency during the treatment period relative to baseline. We expect to report top-line data in the third quarter of 2021 and also plan to further explore whether allopregnanolone sulfate levels represent a response biomarker. The company’s interim evaluation of the dataset in the CALM Study supports our plan to move to a Phase 3 trial in the third quarter of 2021. An End of Phase 2 meeting with the FDA is targeted for the second quarter of 2021 and a meeting with the EMA is targeted for the third quarter of 2021 with the first patient enrolled in the fourth quarter of 2021.

PCDH19-Related Epilepsy (PCDH19-RE)

PCDH19-RE is a rare epileptic syndrome characterized by early-onset seizures, cognitive and sensory impairment, and psychiatric and behavioral disturbances. Seizures occur in clusters lasting from several hours to days. The disorder is caused by a mutation in the PCDH19 gene on the X-chromosome. Unlike other X-linked disorders, it selectively affects females with very few cases reported in males. The gene encodes a protein involved in cell adhesion that is widely expressed in the central nervous system. There are no drugs approved specifically for the treatment of seizures associated with PCDH19-RE.

We conducted a Phase 2 proof-of-concept (POC) clinical trial (Violet Study) of ganaxolone treatment in patients with PCDH19-RE, in which enrollment is stratified based on allopregnanolone sulfate, a potential biomarker for the antiepileptic efficacy of ganaxolone.  We enrolled 21 patients in one of two strata based on baseline allopregnanolone sulfate levels. The trial consists of a 12-week prospective baseline period, followed by a 17-week double-blind treatment phase. Patients were titrated over four weeks to a dose of up to 600 mg of ganaxolone oral liquid suspension or matching placebo three times daily and maintain that dose for the following 13 weeks. Patients are expected to be offered the opportunity to remain on ganaxolone following the completion of the protocol-specified treatment.

The primary efficacy endpoint was the percent change in 28-day primary seizure frequency during the 17-week double-blind phase relative to the baseline. The primary seizure types were defined in the protocol as countable focal seizures that included progressive hypotonia and impaired awareness, or any countable focal or generalized seizure with a clear motor component. Focal and generalized nonmotor seizures and myoclonic seizures did not count as the primary seizure types for the primary efficacy endpoint. The analyses of the primary endpoint were performed on the sum of the individual countable seizures and each series of continuous uncountable seizures (each contributes one to the sum).

In March 2021, we announced top-line data from the Violet Study. In the trial, patients on ganaxolone experienced a median 61.5% reduction in primary-endpoint seizure frequency compared to a median 24.0% reduction in patients on placebo (p=0.17). Ganaxolone was generally well tolerated in the Violet Study, with one patient discontinuing on the ganaxolone arm due to a serious adverse event (SAE), psychogenic nonepileptic seizures, judged by the investigator to be ganaxolone-related. There was no allopregnanolone-sulphate biomarker signal.

Orphan Designations

The FDA has granted orphan drug designation to ganaxolone for the treatment of SE, CDD and PCDH19-RE. Orphan drug designation is granted by the FDA Office of Orphan Products Development to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the United States. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees.

Ganaxolone Mechanism of Action

Ganaxolone is a methylated analog of the endogenous neurosteroid, allopregnanolone. Allopregnanolone exhibits potent anxiolytic, antidepressant, antiepileptic and sedative activity. Unlike allopregnanolone, ganaxolone cannot be converted to active intermediates possessing steroid hormone activity.

Both ganaxolone and allopregnanolone bind to GABAA receptors that, when activated, permit flow of chloride ions into the neuron. This change in concentration of chloride ions results in hyperpolarization and is the basis for the inhibitory effect of GABA. Classic GABAA receptor-active drugs bind only at receptors located on the synapse between neurons. However, both allopregnanolone and ganaxolone also bind to extrasynaptic GABAA receptors. Synaptic GABAA receptors respond quickly to inhibit neurotransmission (phasic inhibition), while extrasynaptic GABAA receptors provide a constant baseline level of inhibition (tonic inhibition).

Activity at extrasynaptic GABAA receptors may be of particular importance for treating patients who have developed tolerance to benzodiazepines and barbiturates, such as occurs during RSE.

Safety Overview

Oral Safety

More than 1,600 individuals have received oral formulations of ganaxolone for durations from one day to more than two years at doses of 50 to 2,000 mg/day. Ganaxolone was administered in Phase 2 clinical trials to pediatric patients at doses up to 1,800 mg/day and to adult patients at doses up to 1,875 mg/day. No drug-related deaths occurred in any of these clinical trials and the majority of adverse events (AEs) were non-serious and resolved upon discontinuation of therapy. The most common side effects with oral ganaxolone relate to sedation or somnolence. In the oral ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in the adult or pediatric populations.

In the Marigold Study, ganaxolone was generally well tolerated with a safety profile consistent with previous clinical trials. The most frequent AE was somnolence.

IV Safety

In 2016, we completed a Phase 1 dose-escalation trial with IV ganaxolone that enrolled 36 patients, designed to determine the pharmacokinetics (PK), pharmacodynamics (PD), and safety of IV ganaxolone administered as an ascending bolus dose (Stage 1) or continuous infusion (Stage 2).  Four subject cohorts were enrolled in Stage 1 and one cohort was enrolled in Stage 2.

Every dose regimen of IV ganaxolone, either bolus or continuous infusion, was generally safe and well-tolerated and rapidly reached targeted dose levels.  Six treatment-emergent AEs were reported, all of which were mild in severity and resolved without intervention. Only headache was considered possibly related to study treatment. No patient discontinued due to an AE and no SAEs were reported. IV ganaxolone plasma concentrations were generally proportional to the administered dose. In addition, the continuous infusion of IV ganaxolone achieved the targeted exposure levels associated with anticonvulsant activity.

In 2019, we announced positive top-line results in our open-label, dose-finding Phase 2 clinical trial evaluating IV ganaxolone in patients with RSE. In the trial, ganaxolone had an acceptable safety and tolerability profile for the RSE patient population in all dose groups. There were 10 SAEs; eight were considered not related to treatment and two were considered treatment-related (TRSAEs). The TRSAEs were severe sedation in two patients that led to early ganaxolone discontinuation: one in the medium dose group on day three and one in the target dose group on day one. There were 50 AEs, thirteen of which were TRAEs reported in seven patients.  The most commonly reported TRAEs were somnolence, mild hypotension and sedation.

Preclinical Pharmacology and Toxicology

We have completed preclinical safety pharmacology and toxicology testing, including reproductive toxicology. Animal pharmacokinetic and in vitro studies show that ganaxolone is metabolized primarily by the Cytochrome P450, family 3, subfamily A (CYP3A) family of liver enzymes, a common route of drug metabolism. All in vitro studies have shown that ganaxolone has low potential for interaction with other drugs at several multiples of observed human ganaxolone levels. Furthermore, neither ganaxolone nor its metabolites have a ketone ring at the 3-position, a requirement for hormonal activity. In binding studies, ganaxolone has no appreciable affinity for estrogen or progesterone receptors. We found no evidence of changes in blood, liver, kidney or the gastrointestinal systems indicating functional or anatomical adverse effects associated with either single- or multiple-dose treatment with ganaxolone in preclinical safety pharmacology studies, nor have we seen evidence of any end organ toxicity from human clinical trials. We have not detected potential for ganaxolone to cause cellular mutations or carcinogenicity in trials to date.

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs.  We are working to establish the chemical structure of M2. In October, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included in the NDA submission. Results from any additional studies that may be required based on an evaluation of these or additional data sets could be submitted during the review or, if unavailable, in response to a post-marketing requirement(s) if the application is approved. We have recently completed an activity assay for the M2 metabolite and believe the results are consistent with our expectations and supportive of a mid-year 2021 filing.

In reproductive toxicology studies, ganaxolone did not cause malformations of the embryo or fetus in rats or mice and did not significantly affect the development of offspring. No changes in sperm parameters were found. We believe these findings are important, as many currently marketed AEDs have shown developmental toxicities in animal studies, including fetal death and skeletal abnormalities. Valproate, carbamazepine, phenytoin, topiramate and other AEDs have been linked to birth defects in humans (e.g., head and facial malformations and lowered birth weight). These findings have resulted in labeling for these drugs indicating evidence of human fetal risk.

Our Strategy

Our mission is to maximize the value of ganaxolone as a best-in-class therapy for rare seizure and neurological disorders through development of multiple formulations for oral and IV administration. The key elements of our strategy include the following:

•

Pursuing hospital-based rare and underserved indications for ganaxolone. We believe that hospitalized SE patients who do not respond to available first- and second-line treatment options are significantly underserved with severely limited treatment options and are at high risk of morbidity and mortality. Due to its activity at extrasynaptic GABAA receptors, ganaxolone may provide a therapeutic benefit as second-line therapy for patients whose SE is refractory to treatment with benzodiazapines. To that end, and based on our recent Phase 2 trial results, we are conducting the RAISE Trial in RSE patients and may in the future study similar and other hospital-based patient populations that could benefit from ganaxolone’s mechanism of action. If our clinical trials are successful, we may in-license complementary assets to leverage our development and commercial investments.

•

Pursuing orphan, genetic epilepsy indications for ganaxolone. Within epilepsy, there are several disorders where the symptoms have been linked to deficits in GABAergic signaling. Based on our clinical data, we believe that increasing GABAergic tone with ganaxolone could provide benefits and that treatments for these small populations have the potential for more efficient paths through clinical development, regulatory approval and commercialization. In addition to CDD, PCDH19-RE, and TSC, we may in the future develop ganaxolone in one or more additional indications for rare epilepsies. We may also seek to in-license complementary products to leverage development and commercial investment if we elect to commercialize ganaxolone for these indications, if approved.

•

Pursuing targeted depression and other neuropsychiatric disorder indications for ganaxolone. Due to its mechanism of action, we believe ganaxolone has potential for therapeutic benefit in a variety of targeted neuropsychiatric disorders. Data from preclinical studies and clinical trials demonstrate that treatment with ganaxolone could benefit patients with depression, anxiety, mood, sleep and other neuropsychiatric disorders. We may also explore development of ganaxolone in other targeted depression-related, neuropsychiatric conditions. We have currently deferred further development of ganaxolone for the treatment of depression and other neuropsychiatric disorders in order to focus our efforts and our resources on our ongoing development of ganaxolone for SE and orphan refractory epilepsy indications.

•

Building on our product pipeline. We intend to expand and diversify our product pipeline through further development of ganaxolone in additional indications and/or acquisition of additional drug candidates that fit our business strategy. In addition, we may expand the targeted indication footprint and explore new potential formulations for our ganaxolone franchise.

Intellectual Property

The proprietary nature of and protection for our product candidates, discovery programs and know-how are important to our business. We have sought patent protection in the United States and internationally for synthetic methods for making ganaxolone, ganaxolone nanoparticles, which are used in certain oral solid, oral liquid, and IV dose formulations, other injectable and oral ganaxolone formulations, and methods of treatment using ganaxolone. Our policy is to pursue, maintain and defend patent rights whether developed internally or licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business. The patents and patent applications owned by us comprise approximately 11 different patent families, filed in various jurisdictions around the world.

Nanoparticle Ganaxolone Formulations. We own two patent families directed to nanoparticle formulations of ganaxolone and complexing agents that deliver consistent exposure and improved stability of ganaxolone, and certain uses of the formulations. One of the patent families includes eight issued United States patents with claims directed to certain solid and liquid ganaxolone formulations and certain methods for the making and use thereof. Corresponding foreign patents have been granted in Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, South Africa, New Zealand, Singapore and South Korea. The 20-year term for patents in this family runs through 2026, absent any available patent term adjustments or extensions. We have not out-licensed any rights to practice these patents in any of these territories. Pursuant to our agreement with Domain Russia Investments Limited (DRI), we assigned to DRI patent rights, which rights were subsequently assigned to NovaMedica LLC (NovaMedica), along with the right to develop and commercialize ganaxolone in Russia and certain other member countries of the Eurasian Patent Organization. For more information regarding the DRI and NovaMedica agreements, please see “Intellectual Property –

Licenses and Collaborations.” A second patent family directed to injectable nanoparticle neurosteroid formulations consists of one granted United States patent and one pending United States application. The 20-year term of this patent family runs through 2036, absent any available patent term adjustments.

Process for Manufacturing Ganaxolone. Our patent portfolio contains patents issued in Australia, Canada, China, Europe, Hong Kong, India, Israel Japan, Mexico, New Zealand, South Korea, and the United States covering our synthetic process for manufacturing ganaxolone. The 20-year term for patents in this family runs through 2030, absent any available patent term adjustments or extensions. The European patent has been validated in France, Germany, Ireland, Italy, Spain, and Switzerland. A corresponding foreign patent application is pending in Brazil.

Intravenous Ganaxolone Formulations. We own three patent families directed to our IV ganaxolone formulations that we are developing for the treatment of SE and certain other disorders. One of the patent families includes pending applications in Australia, Canada, China, Europe, Israel, India, Japan, South Africa, and the United States that claim certain injectable ganaxolone formulations containing sulfobutyl ether-beta-cyclodextrin and certain methods of use of the formulations, including for the treatment of SE. The 20-year term for this patent family runs through to 2036, absent any available patent term adjustments or extensions. A second patent family currently includes one pending international application filed under the Patent Cooperation Treaty (PCT) that is directed to certain therapeutic regimens for the treatment of SE using IV ganaxolone. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. The 20-year term for patents based on this international application will run through 2040, absent any available patent term adjustments. A third patent family currently consists of a pending U.S. provisional application directed to certain therapeutic uses of IV ganaxolone. We intend to file an international patent application under the PCT before the applicable deadline.

Additional Therapeutic Uses. We own five patent families directed to certain therapeutic uses of ganaxolone, including for treating genetic epilepsy disorders, such as, CDD and PCDH19-RE, TSC, and depressive disorders. One of the patent families includes pending applications filed in Australia, Canada, China, Eurasia, Europe, India, Japan, Korea, Malaysia, New Zealand, Singapore, Vietnam, and the United States that claim certain methods of treating epileptic disorders. The 20-year term for patents in this family runs through 2038, absent any available patent term adjustments or extensions. A second patent family currently includes one pending international patent application filed under the PCT that claims certain methods of treating TSC. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. The 20-year term for patents based on this family run through 2040, absent any available patent term adjustments or extensions. We also own two patent families directed to certain methods of treating depressive disorders. One patent family consists of two granted United States patents and one allowed US patent directed to certain methods of using ganaxolone for treating postpartum depression and related disorders. The 20-year patent term of this family runs through 2037, absent any available patent term adjustments. A second patent family currently includes one pending international patent application filed under the PCT that claims certain methods of using ganaxolone for treating postpartum depression using ganaxolone. The 20-year term of this family runs through 2039, absent any available patent term extensions. Our fifth patent family currently comprises one pending United States provisional application directed to certain new therapeutic regimens for treating epileptic disorders. We intend to file an international patent application under the PCT before the applicable deadline.

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

The term of a patent that covers an FDA-approved drug may be eligible for patent term extension, which provides patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions, where available, on patents covering those products in the respective jurisdictions.

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

Licenses and Collaborations

CyDex

In March 2017, we entered into a License Agreement and a Supply Agreement with CyDex Pharmaceuticals, Inc. (CyDex).  Under the terms of the License Agreement, CyDex has granted us an exclusive license to use CyDex’s sulfobutylether beta-cyclodextrin, or Captisol®,drug formulation system and related intellectual property in connection with the development and commercialization of ganaxolone in any and all therapeutic uses in humans, with some exceptions.

As consideration for this license, we paid an upfront fee and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones.  We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales. As of December 31, 2020, we had not met any additional milestones under the License Agreement and had not made any additional payments to CyDex other than the upfront fee; however we achieved a milestone in the first quarter of 2021 with a payment now due. Certain patents relating to Captisol®, including some that were licensed to us by CyDex, have expired, while other patents that are licensed to us remain in force.

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

Purdue Neuroscience Company (Purdue)

In September 2004, we entered into a license agreement with Purdue, which was amended and restated in May 2008, that granted us exclusive rights to certain know-how and technology relating to ganaxolone, excluding the field of treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage or described in terms of such damage. The agreement contains a right by us to sublicense, subject to prior written approval by Purdue, and we have sublicensed our licensed rights to NovaMedica for the Covered Territory. We are obligated to pay royalties as a percentage in the range of high single digits up to 10% of net product sales for direct licensed products, such as ganaxolone. The obligation to pay royalties expires, on a country-by-country basis, ten years from the first commercial sale of a licensed product in each country. Upon commercialization, we estimate the in-licensed technology would result in us paying royalties to Purdue in the low single digits as a percentage of sales. Other payment obligations may be triggered if we successfully partner our product candidates with third parties. In addition, the agreement also requires that we pay Purdue a percentage in the mid-single digits of the non-royalty consideration that we receive from a sublicensee and a percentage in the twenties of milestone payments received from sublicensees for indications other than seizure disorders and vascular migraine headaches not associated with mood disorders. Under the license agreement, we are committed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

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

SE

SE patients generally are treated with benzodiazepines as first-line treatment. When benzodiazepines are not effective the patients are in established SE (ESE) and are treated with various second-line IV AEDs, such as levetiracetam, fosphenytoin, lacosamide, or valproate. In 2019, a multicenter, randomized clinical trial (Established Status Epilepticus Treatment Trial; ESETT) was conducted by a group of academic investigators and was designed to evaluate the effectiveness of second-line IV AEDs in ESE. In this trial, the efficacy of levetiracetam, fosphenytoin, or valproate was evaluated in convulsive ESE patients. It was reported that levetiracetam, fosphenytoin, and valproate were effective at stopping SE in 47%, 45%, and 46% of the patients, respectively. When second-line AEDs are not effective, RSE patients are generally placed in a medically-induced coma under IV anesthesia in an attempt to stop the seizures and prevent further damage to the brain and death. Patients on third-line IV anesthesia are at higher risk for anesthesia-associated morbidities, such as infection, and have 2.9 times greater mortality rate. In addition, patients on IV anesthetics for SE treatment have increased lengths of stays in the hospital and ICU resulting in increased healthcare utilization. To our knowledge, there are no treatments indicated for RSE, and there are no other companies currently conducting clinical trials in SE patients.

CDD, TSC and PCDH19-RE

There are no drugs approved specifically for the treatment of CDD or PCDH19-RE, and two drugs approved for the treatment of seizures associated with TSC: Novartis Pharmaceuticals Corp.’s Afinitor DISPERZ® (everolimus tablets for oral suspension) and Jazz Pharmaceuticals, Inc.’s EPIDIOLEX® (cannabidiol). CDD, PCDH19-RE and TSC patients are typically prescribed drugs approved for epileptic seizures, which often fail to control seizures in these patient populations. To our knowledge, there is only one other company with a drug in active development for the treatment of CDD (Ovid Therapeutics, Inc.’s OV935), no other ongoing clinical trials in PCDH19-RE, and no other ongoing clinical trials in TSC.

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

Ganaxolone Formulations

The therapeutic possibilities of ganaxolone have been understood for some time; however, because ganaxolone is a high-dose water insoluble compound, developing a formulation that could provide consistent drug exposure and could be manufactured at a commercially feasible cost had proven challenging. We believe our patented nanoparticulate formulation and novel manufacturing process for ganaxolone can successfully address the cost of manufacturing and pharmacokinetic challenges that previously encumbered the clinical and commercial feasibility of ganaxolone.

Ganaxolone is currently formulated for oral and IV administration. In addition, we are evaluating various formulation approaches to improve ganaxolone’s oral drug properties.

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

The steps required before a new drug may be marketed in the United States generally include:

●	completion of preclinical laboratory tests and animal studies in compliance with the FDA’s good laboratory practice (GLP) regulations, as applicable, including pharmacology and formulation studies to develop detailed information relating to the product’s chemistry, manufacturing and controls;

●	submission to the FDA of an Investigational New Drug application (IND) to support human clinical trials;
●	approval by an IRB at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled clinical trials in accordance with federal regulations, including requirements for good clinical practices (GCP) to establish the safety and efficacy of the investigational product candidate for each targeted indication;
●	submission of a new drug application (NDA) to the FDA;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	satisfactory completion of an FDA inspection of clinical trial sites to ensure compliance with GCP, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate; and
●	FDA review and approval of the NDA.

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

Clinical trials involve the administration of the investigational product candidate to subjects under the supervision of qualified investigators in accordance with GCP, which are requirements meant to protect the rights and health of subjects and to assure the quality, reliability and integrity of data collected in clinical trials. Clinical trials are conducted under protocols that detail, among other things, the subject inclusion and exclusion criteria, the dosing regimen, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on United States subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required, and an IRB at each site where the trial is conducted must approve the trial. The IRB must monitor the trial until completed. There are also requirements governing the registration of ongoing clinical trials and the reporting of clinical trial results to public registries.

The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

●	Phase 1. Phase 1 includes the initial introduction of an investigational product candidate into humans. Phase 1 trials generally are conducted in healthy volunteers but in some cases are conducted in patients with the target disease or condition. These trials are designed to evaluate the safety, metabolism, pharmacokinetic properties (PKs) and pharmacologic actions of the investigational product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 trials, sufficient information about the investigational product candidate’s

PKs and pharmacological effects may be obtained to permit the design of Phase 2 trials. The total number of participants included in Phase 1 trials varies, but is generally in the range of 20 to 80.
●	Phase 2. Phase 2 includes the controlled clinical trials conducted in patients with the target disease or condition, to determine dosage tolerance and optimal dosage, to identify possible adverse side effects and safety risks associated with the product candidate, and to obtain initial evidence of the effectiveness of the investigational product candidate for a particular indication. Phase 2 trials are typically well-controlled, closely monitored, and conducted in a limited subject population, usually involving no more than several hundred participants.
●	Phase 3. Phase 3 trials are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate, and to provide an adequate basis for drug approval. Phase 3 trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase 3 trials to demonstrate the efficacy and safety of the drug; however, the FDA may find a single Phase 2 or Phase 3 trial with other confirmatory evidence to be sufficient in rare instances, particularly in an area of significant unmet medical need and if the trial design provides a well-controlled and reliable assessment of clinical benefit.
●	Phase 4. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the product. Such post-approval trials are typically referred to as Phase 4 clinical trials.

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

In July 2020, the FDA granted RPD Designation for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. in which serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, we may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application.

Post-Approval Regulation

After regulatory approval of a drug is obtained, a sponsor is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, as a holder of an approved NDA, a sponsor is required to report adverse reactions and production problems to the FDA, provide updated safety and efficacy information, submit annual reports and comply with advertising and promotional labeling requirements.

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

In the European Economic Area (EEA), which is comprised of twenty-seven Member States of the EU plus Norway, Iceland, and Liechtenstein, medicinal products can only be commercialized after a related Marketing Authorization (MA) has been granted. MA for medicinal products can be obtained through several different procedures. These procedures include a centralized, mutual recognition procedure, decentralized procedure, or national procedure (if marketing authorization is sought for a single EU Member State). The centralized procedure allows a company to submit a single application to the European Medicines Agency (EMA). If a related positive opinion is provided by the EMA, the European Commission will grant a centralized marketing authorization that is valid in all twenty-seven EU Member States and three of the four European Free Trade Association countries (Norway, Iceland, and Liechtenstein and Norway) all of whom are part of the EEA.

The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance that is not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for which a grant of centralized marketing authorization is in the interest of patients at EU level within the EU.

In the EU, a medicinal product containing a new active substance, which has never been approved in a medicinal product in the EU before, as well as in certain other circumstances, is entitled to eight years of data exclusivity and ten years of market exclusivity following a grant of MA. During the first eight years, no generic company may refer to the data used by the innovator to obtain a marketing authorization. After eight years, generics may reference the innovator data, but generic medicinal products may only be placed on the market after a total of ten years. Approval of a new indication will not result in a separate additional period of regulatory data protection and market exclusivity. If, however, during the first eight years after initial marketing authorization, a new indication is approved which is considered by the competent authorities to be of significant clinical benefit in comparison to existing therapies, this would result in one additional year of market exclusivity, in addition to the initial eight plus two years. Such significant clinical benefit would generally have to be supported by comparative clinical trials.

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

In the EU, orphan drug designation may be granted to drugs that can be used to treat life-threatening diseases or chronically debilitating conditions with an incidence of no more than five in 10,000 people or, for economic reasons, would be unlikely to be developed without incentives. Orphan drug designation also entitles an applicant for MA to financial incentives such as reduction of fees or fee waivers, and protocol assistance, a type of scientific advice specific for designated orphan medicinal products. Following a grant of MA, the product is entitled to ten years of exclusivity if the product continues to be designated as an orphan medical product upon grant of the marketing authorization. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the orphan exclusivity period, the competent authorities in the EU may not accept a marketing authorization application for a similar medicinal product for the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product (i.e., a medicinal product with an identical active substance, or an active substance with the same principal molecular structural features and which acts via the same mechanism) with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is demonstrated to be safer, more effective or otherwise clinically superior to the original orphan medicinal product.

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

European and Other International Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a request for a clinical trial authorization (CTA) much like the IND prior to the commencement of human clinical trials. In the EU, for example, a request for a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA request is approved in accordance with a country’s requirements, clinical trial development may proceed. The conduct of a clinical trial in the EU must comply with regulatory requirements based on the Clinical Trial Directive, the details of which may vary per EU Member State. In addition, when conducting a clinical trial in the EU, the processing of personal data, including pseudonymized data, would have to comply with the EU General Data Protection Regulation (GDPR). The GDPR imposes strict obligations on the processing of personal data, including relating to the transfer of personal data to third countries such as the US.

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

Small Medium Enterprise (SME) designation

In the EU, small medium enterprise designation (SME) can be granted to non-subsidiary, independent firms which employ fewer than 250 employees to promote innovation and the development of new medicinal products by smaller companies. The criteria for designation is dependent on staff headcount, either turnover or balance sheet total and the ownership structure, including any partnership or linkage.  Benefits of SME designation include direct assistance on regulatory aspects of the pharmaceutical legislation, help navigating the array of services available, fee exemptions and reductions for pre- and post-authorization regulatory procedures, assistance with translations of product information into all official EU languages, guidance on clinical data publication and a free redaction tool license, liaison with academic investigators in pediatric-medicine research through the European Network of Pediatric Research at the EMA and workshops and training sessions. In 2020, we renewed our SME designation in the EU.

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

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

●	an annual, nondeductible fee on any covered entity engaged in manufacturing or importing certain branded prescription drugs and biological products, apportioned among such entities in accordance with their respective market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13.0% of the average manufacturer price (AMP), for most branded and generic drugs, respectively;
●	expansion of healthcare fraud and abuse laws, including the False Claims Act (FCA) and the Anti-Kickback Statute (AKS), new government investigative powers, and enhanced penalties for noncompliance;
●	a new prescription drug benefit for Medicare recipients (Medicare Part D), coverage gap discount program, in which manufacturers must agree to offer 70.0% (as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered outpatient drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the types of entities eligible for participation in and discounts under the Public Health Service 340B drug pricing program;
●	new requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to physicians and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services (CMS), to be required by March 31, 2014, and by the 90th day of each subsequent calendar year;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

●	a mandatory nondeductible payment for employers with 50 or more full-time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents, beginning in 2016.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act (the Tax Act), enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal, replace, or otherwise modify or invalidate, the Affordable Care Act, or portions thereof, will affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2021) unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

Other Healthcare Laws and Compliance Requirements

The federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration (anything of value), directly or indirectly, in cash or in kind, to induce or in return either for the referral of an individual for, or for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from AKS liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. The regulatory safe harbors also are subject to regulatory revision and interpretation by a number of government agencies. For example, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the AKS in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which is currently slated to take full effect January 1, 2023, revises the AKS discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (PBMs), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. It is too early to know whether the U.S. administration under President Biden will further delay, rewrite, or allow the rule to go into effect, and if so, what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below). Violations of the AKS are punishable by imprisonment, criminal fines, damages, civil monetary penalties, and exclusion from participation in federal healthcare programs.

The federal civil False Claims Act (FCA) prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Such private individuals may share in amounts paid by the entity to the government in recovery or settlement. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations, as well as exclusion from participation in federal healthcare programs. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

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

In addition, we may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, numerous other federal and state laws and regulations govern privacy and security, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (CCPA)), many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.

In California, the CCPA took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

The EU, EEA countries and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. The GDPR became applicable on May 25, 2018 and is directly applicable in each EEA country. The Regulation will result in a more uniform application of data privacy laws across the EEA. The GDPR imposes strict requirements and onerous accountability obligations on companies that process personal data, especially if they process sensitive personal data (such as data concerning patient health), including significant fines for non-compliance with the GDPR. Implementation of the GDPR has influenced other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR.

In addition to the foregoing requirements, we expect to participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, if we successfully commercialize one or more products for which we receive regulatory approval, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data, such as average manufacturer price and best price, that we would have to report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid Drug Rebate Programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise manufacturer price and best price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). Our failure to comply with the aforementioned price reporting and rebate payment obligations if we participate in the Medicaid Drug Rebate Program could negatively impact our financial results.

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

HRSA issued a final regulation, effective January 1, 2019, regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. HRSA also has implemented a ceiling price reporting requirement, pursuant to which manufacturers must report the 340B ceiling prices for their covered outpatient drugs to HRSA on a quarterly basis. HRSA then publishes those prices to 340B covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. In a November 20, 2020 interim final rule, CMS established a “Most Favored Nation” demonstration model that would lower Medicare Part B reimbursement of certain drugs based on international reference prices. The rule has become subject to judicial challenges, and federal courts have enjoined the rule at this time. There is also proposed legislation pending that would establish an international reference price-based payment methodology.

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

Human Capital

We are committed to a work environment that is welcoming, inclusive and encouraging. To achieve our plans and goals, it is imperative that we attract and retain top talent. In order to do so, we aim to have a safe and encouraging workplace, with opportunities for our employees to grow and develop professionally, supported by strong compensation, benefits, and other incentives. In addition to competitive base salaries, we offer every full-time employee a cash target bonus, a comprehensive benefits package and equity compensation.

Historically, we have experienced a low turnover of employees. During 2020, our voluntary turnover rate was less than 5%.

As of December 31, 2020, we had 65 full-time employees and 7 part-time employees. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions.

Throughout the COVID-19 pandemic, most of our employees have been working remotely. We implemented a number of significant safety measures based on current guidelines recommended by the Centers for Disease Control for employees who choose to work at the Company’s facilities. These include, but are not limited to, social distancing, capacity limitations, mask requirements in common areas, weekly deep cleaning and daily sanitation procedures.

Reverse stock split

On September 23, 2020, we effected a 1-for-4 reverse split of shares of our common stock (Reverse Split), as approved by our board of directors and stockholders. The par value per share of our common stock was not adjusted as a result of the Reverse Split, and our authorized shares of common stock was reduced to 150,000,000. All of the share and per share amounts included in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Split.

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

We have incurred significant operating losses since our inception, including a net loss of $67.5 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $311.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

We believe that our cash, cash equivalents and investments as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

As of December 31, 2020, we had U.S. net operating loss, or NOL, carryforwards of approximately $212.0 million for U.S. federal income tax and approximately $209.5 million for state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $11.5 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Our U.S. NOL carryforwards begin to expire in 2023 if not utilized.

Our U.S. NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under Section 382, and corresponding provisions of U.S. state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change U.S. NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income may be limited. We have completed several financings since our inception that may have resulted in “ownership changes” within the meaning of Section 382. We have not evaluated the ownership history of our company to determine if there were any ownership changes as defined under Section 382 and the effects any ownership change may have had. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, including through completed or contemplated financings, some of which may be outside of our control. If we determine that a future ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Furthermore, the losses could expire before we generate sufficient income to utilize them.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in clinical trials and will require significant capital resources and years of additional clinical development effort.

We do not have any products that have gained regulatory approval in any jurisdiction. Our only clinical stage product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development, scale-up manufacturing, obtain regulatory approval, and, if approved, commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.

The FDA has provided guidance to the industry that the substantial evidence requirement for effectiveness, which had generally been interpreted as calling for two adequate and well-controlled clinical trials, could also be met by a single clinical trial plus confirmatory evidence. In September 2020, we announced that ganaxolone achieved the primary endpoint in a pivotal Phase 3 clinical trial (Marigold Study), which evaluated the use of oral ganaxolone in children and young adults with CDD. We requested feedback from the FDA as to whether the Marigold Study could serve as a single pivotal efficacy study to support the approval of ganaxolone for the treatment of CDD.  Based on the information we provided the FDA, which included supportive data from an earlier clinical trial, the FDA responded that the efficacy and safety data to be included in our planned NDA appear capable of supporting the filing of our planned NDA.  The adequacy of these data to support an approval of ganaxolone for CDD will be a matter for FDA review of the application.   There is a risk that the FDA may determine as a result of their review of our NDA, that we have not met the FDA requirements for ganaxolone approval.

In addition, ganaxolone is metabolized extensively in animals and humans. During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. We are working to establish the chemical structure of M2. In October, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included at the time of submission; results from any additional studies that may be required based on an evaluation of these data could be submitted during the review or, if unavailable, in response to a post-marketing requirement(s) if the application is approved. If such additional non-clinical data indicates a safety issue, it may impact approvability or the FDA may impose serious and extensive restrictions on the commercialization of oral ganaxolone for CDD, which could have a material adverse impact on our business, results of operations and financial condition. We have recently completed an activity assay for the M2 metabolite and believe the results are consistent with our expectations and supportive of a mid-year 2021 filing. We plan to submit an NDA for oral ganaxolone in the treatment of CDD to the FDA in mid-2021 and an MAA for oral ganaxolone for the treatment of CDD to the European EMA at the end of the third quarter of 2021.

We are conducting the RAISE Trial in RSE, which is a life threatening medical condition involving prolonged seizure activity in seriously ill patients.  The RAISE Trial requires expertise in EEG interpretation which may be subject to variability, and the FDA or foreign regulatory authorities could find the data generated in this trial inadequate or difficult to interpret, which could delay, limit or prevent regulatory approval for this indication. Additionally, the clinical trial endpoints of the RAISE Trial are based on treatment outcomes, including initiation of anesthesia for treatment of RSE. Practice variability in the use of anesthesia for SE treatment could adversely impact the ability to show a treatment effect with ganaxolone. Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval trial or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, ganaxolone may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of ganaxolone. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier studies and clinical trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 clinical trial in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistically significant separation in a Phase 3 clinical trial for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in RSE and pediatric orphan genetic epilepsy indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted. Further, even if we believe the data collected from our clinical trials of ganaxolone are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

Ganaxolone may cause undesirable side effects or have other properties, such as abuse potential, that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by ganaxolone could cause us, an IRB, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Although ganaxolone has generally been safe and well-tolerated by patients in our clinical trials to date, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the CNS were categorized as severe as compared to side effects of other body systems.

If these side effects are reported in future clinical trials, or if other safety or toxicity issues are reported in our future clinical trials, we may not receive approval to market ganaxolone or approval may be limited, which could prevent us from ever generating revenue or achieving profitability. Furthermore, although we are currently developing ganaxolone for multiple indications, negative safety findings in any one indication could force us to delay or discontinue development in other indications. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of ganaxolone for any or all targeted indications. Drug-related side effects could affect trial subject recruitment or the ability of enrolled patients to complete our future clinical trials and may result in potential product liability claims.

In addition, ganaxolone is metabolized extensively in animals and humans. During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. We are working to establish the chemical structure of M2. In October, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included at the time of submission; results from any additional studies that may be required based on an evaluation of these data could be submitted during the review or, if unavailable, in response to a post-marketing requirement(s) if the application is approved. If such additional non-clinical data indicates a safety issue, it may impact approvability or the FDA may impose serious and extensive restrictions on the commercialization of CDD, which could have a material adverse impact on our business, results of operations and financial condition. We have recently completed an activity assay for the M2 metabolite and believe the results are consistent with our expectations and supportive of a mid-year 2021 filing.

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

Additionally, the FDA may recommend scheduling of ganaxolone as a controlled substance if it determines ganaxolone has abuse potential. In such event, the DEA will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process is uncertain and may delay our ability to market ganaxolone if approved. If ganaxolone is determined to be a controlled substance, the manufacture, import, export, distribution, storage, sale, dispensing, prescribing, and use will be subject to a significant degree of additional regulation by the DEA as well as state regulatory authorities. The restrictive nature of these regulations could also limit commercialization and market acceptance of ganaxolone, if approved.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of ganaxolone on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	any shelter-in-place orders from local, state or federal governments or clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;
●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
●	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
●	delay or failure in recruiting and enrolling suitable trial patients to participate in a trial;
●	delay or failure in trial patients completing a trial or returning for post-treatment follow-up;
●	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same indication;
●	failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;
●	limitations on our or our third-party clinical trial managers’ ability to access and verify clinical trial data captured at clinical study sites through monitoring and source document verification;
●	delay or failure in adding new clinical trial sites;
●	ambiguous or negative interim results or results that are inconsistent with earlier results;
●	feedback from the FDA or a comparable regulatory authority outside the United States, IRBs, or data safety monitoring boards, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;
●	decision by the FDA or a comparable regulatory authority outside the United States, an IRB or us, or a recommendation by a data safety monitoring board to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or AEs associate with a product candidate;
●	failure of a product candidate to demonstrate any or enough of a benefit;
●	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials that meet internal and regulatory standards;
●	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties;

●	political developments that affect our ability to develop and obtain approval for ganaxolone or impair our license rights to develop and obtain approval for ganaxolone in other countries; or
●	changes in governmental regulations or administrative actions.

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

Even if ganaxolone receives regulatory approval, we will still face regulatory difficulties.

Even if we obtain regulatory approval for ganaxolone, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, patient registry, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of ganaxolone will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of ganaxolone, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on ganaxolone’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. We will also be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, ganaxolone or the manufacturing facilities for ganaxolone fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:

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

Advertising and promotion of ganaxolone, if approved by the FDA, will be heavily scrutinized by, among others, the FDA, the DOJ, the HHS OIG, state attorneys general, members of Congress and the public. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and not described in the product’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action, including enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. In addition, advertising and promotion of ganaxolone, if approved outside of the United States, will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, promoting ganaxolone for unapproved indications can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the FCA, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could adversely affect our business prospects, financial condition and results of operations.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for an indication for which it receives the designation, then the product is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for the exclusivity period except in limited situations. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

We have received orphan drug designation in the United States for treating Infantile Spasms, SE, CDD, and PCDH19-RE with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications. Orphan drug exclusivity for a product candidate may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain or maintain an orphan drug designation for any indication of ganaxolone that we may develop, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of ganaxolone to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

In the EU, we have received orphan designation for treating CDD with ganaxolone. Orphan designation would entitle us to receive ten years of orphan market exclusivity in the EU, but only if the product continues to meet the orphan designation criteria when the marketing authorization is granted. If a similar medicinal product (i.e., a medicinal product with an identical active substance, or an active substance with the same principal molecular structural features and which acts via the same mechanism) receives marketing authorization for the same indication before we receive marketing authorization, the other product’s orphan market exclusivity may prevent ganaxolone from receiving marketing authorization, unless we are able to demonstrate that ganaxolone is safer, more effective or otherwise clinically superior. In the EU, if we obtain and maintain orphan designation for ganaxolone upon marketing authorization, the European Commission could subsequently approve a similar medicinal product for the same indication if the European Commission, after assessment by the EMA, concludes that the similar medicinal product is safer, more effective or otherwise clinically superior. Orphan market exclusivity rights in the EU may also be lost if we are unable to supply sufficient quantities of the product.

The failure to obtain or maintain an orphan drug designation for any indication of ganaxolone that we may develop, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of ganaxolone to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Even though we have received Rare Pediatric Disease (RPD) Designation for ganaxolone for the treatment of CDD, we may not receive a rare pediatric disease priority review voucher.

In July 2020, the FDA granted RPD Designation for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. in which serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, we may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application. However, receiving an RPD Designation for ganaxolone for the treatment of CDD does not guarantee that an NDA for ganaxolone for the treatment of CDD will meet the eligibility criteria for a RPD priority review voucher at the time the application is approved. Under the FDC Act, we will need to request an RPD priority review voucher in our original NDA for ganaxolone. The FDA may determine that the NDA for ganaxolone, if approved, does not meet the eligibility criteria for an RPD priority review voucher, including for the following reasons:

●	CDD no longer meets the definition of an RPD;
●	ganaxolone contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an application;
●	the NDA is not deemed eligible for priority review;
●	the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population; or
●	the NDA seeks approval for a different adult indication than the rare pediatric disease for which ganaxolone is designated.

The authority for the FDA to award RPD priority review vouchers for drugs after September 30, 2024 is currently limited to drugs that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award RPD priority review vouchers through September 30, 2026. If the NDA for ganaxolone is not approved on or prior to September 30, 2026 for any reason, it will not be eligible for a priority review voucher. However, it is possible the authority for the FDA to award RPD priority review vouchers will be further extended by Congress.

If a priority review voucher is granted, we may use the voucher for our own FDA approval processes or decide to sell the voucher to other biotech or pharmaceutical companies. The market for priority review vouchers has a limited history and disclosed sales prices may not be indicative of the current value of vouchers, which may also fluctuate significantly. The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, extended the priority review voucher program such that drugs designated for an RPD by September 30, 2024 can receive a voucher if the drug is submitted and approved by September 30, 2026. Further, the potential award of a voucher would trigger an obligation to market the relevant RPD product within one year from FDA approval or the FDA may revoke the voucher. Finally, a voucher award subjects us to additional post-marketing reporting obligations to the FDA.

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

Ganaxolone may be regulated as a controlled substance, the making, use, sale, importation, exportation, and distribution of which is subject to significant regulation by the U.S. Drug Enforcement Administration (DEA) and other regulatory agencies.

The FDA may recommend controlled substance scheduling for ganaxolone. In such event, the DEA will need to determine the controlled substance schedule taking into account the recommendation of the FDA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. If ganaxolone is determined to be a controlled substance, the manufacturing, shipping, distribution, import, export, packaging, storing, prescribing, dispensing, selling and use of ganaxolone will be subject to an additional regulation, including under the CSA and DEA regulations. Regulations associated with controlled substances also govern production and procurement quotas, recordkeeping, reporting, handling, and disposal Additionally, if ganaxolone is determined to be a controlled substance, facilities conducting research, manufacturing, distributing, importing or exporting, or dispending ganaxolone must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and intervention. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA, and some states, also conduct periodic inspections of registered establishments that handle controlled substances. These regulations increase the personnel needs and the expense associated with development commercialization of products. Because of their restrictive nature, these laws and regulations could also limit commercialization of ganaxolone, if approved. Failure to comply with these laws and regulations could also result in withdrawal of our DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences.

Various states also independently regulate controlled substances. Though state controlled substances laws often mirror federal law, because states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be a rulemaking or a legislative action. State scheduling may delay commercial sale of ganaxolone, if approved, and adverse scheduling could impair the commercial attractiveness of ganaxolone. We must also obtain separate state registrations in order to be able to obtain, handle and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

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

Specifically, there are more than 25 approved AEDs available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by Lundbeck, UCB, Eisai, GW Pharmaceuticals, Zogenix, SK Biopharmaceuticals and Sunovion Pharmaceuticals. In addition, there are several drugs in development for the treatment of pediatric orphan indications, including compounds being developed by GW Pharmaceuticals, Zogenix, Zynerba and Ovid.

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

As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize ganaxolone. Our competitors may also develop products that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render ganaxolone obsolete or non-competitive before we can recover the expenses of ganaxolone’s development and commercialization.

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

We plan to seek regulatory approval for ganaxolone outside of the United States, and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;
●	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
●	viable pricing awarded in international markets to support commercial investment is required;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism, as well as from pandemics, including the COVID-19 pandemic.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual terms and/or regulatory requirements or meet expected deadlines, our development plans may be adversely affected and we may not be able to obtain regulatory approval for or commercialize ganaxolone.

We rely on third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We also rely on third parties to assist in conducting our preclinical studies in accordance with GLP and the Animal Welfare Act requirements, where applicable. We and our CROs are required to comply with federal regulations and GCP, which are international requirements meant to protect the rights and health of patients that are enforced by the FDA, the competent authorities of the EU Member States and comparable foreign regulatory authorities for ganaxolone. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat or conduct additional preclinical studies and clinical trials, which would delay the regulatory approval process.

Although we depend heavily on these parties and have contractual agreements governing their activities, we cannot control them and therefore, we cannot be assured that these third parties will devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our preclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize ganaxolone. As a result, our results of operations and the commercial prospects for ganaxolone would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relations terminate, switching or adding additional CROs would involve additional cost and require management time and focus. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. As a result, delays my occur, which can materially impact our ability to meet our desired development timelines.

In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers, our business may be adversely affected. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We do not own or operate facilities for the manufacture of ganaxolone. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on CMOs for the chemical manufacture of raw materials and active pharmaceutical ingredients for ganaxolone and other CMOs for the production of the ganaxolone nanoparticulate formulation into capsules, liquid suspension and IV, and we plan to rely on CMOs for the manufacture of ganaxolone for commercial use, if approved. To meet our projected needs for preclinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for ganaxolone. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms, in a timely manner or at all, we may not be able to complete development of ganaxolone, or market or distribute ganaxolone.

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

In September 2020, we entered into a contract (the BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of RSE. The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RSE Phase 3 clinical trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Phase 3 clinical trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

Because we have limited resources, we have and expect that we will continue to enter into license or collaboration agreements with other pharmaceutical or biotechnology companies. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize ganaxolone. In the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of ganaxolone within the territories in which we have a partner. In addition, any termination of our license or collaboration agreements will terminate the funding we may receive under the relevant license or collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by eligible beneficiaries and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In recent years, Congress has considered further reductions in Medicare reimbursement for drugs administered by physicians. CMS also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for ganaxolone, if approved, or additional pricing pressures.

The Affordable Care Act is intended to reduce the cost of, improve the quality of, and expand access to healthcare, among other things. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100.0% of AMP. The Affordable Care Act and subsequent legislation also changed the definition of AMP. Furthermore, the Affordable Care Act imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation and implementation. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. The implications of the Affordable Care Act, and efforts to repeal, replace, or otherwise modify or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, or the political uncertainty surrounding any efforts to repeal, replace, or otherwise modify the Affordable Care Act for our business and financial condition, if any, are not clear. We will continue to evaluate the effect that the Affordable Care Act as well as its possible repeal, replacement, modification, or invalidation, in whole or in part, has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2021) unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and commercialization of ganaxolone, these laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

We expect to participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, if we successfully commercialize one or more products for which we receive regulatory approval, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data, such as average manufacturer price and best price, that we would have to report on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value-based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise AMP and Best Price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). Our failure to comply with the aforementioned price reporting and rebate payment obligations if we participate in the Medicaid Drug Rebate Program could negatively impact our financial results.

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

HRSA issued a final regulation, effective January 1, 2019, regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. HRSA also has implemented a ceiling price reporting requirement, pursuant to which manufacturers must report the 340B ceiling prices for their covered outpatient drugs to HRSA on a quarterly basis. HRSA then publishes those prices to 340B covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. In a November 20, 2020 interim final rule, CMS established a “Most Favored Nation” demonstration model that would lower Medicare Part B reimbursement of certain drugs based on international reference prices. The rule has become subject to judicial challenges, and federal courts have enjoined the rule at this time. There is also proposed legislation pending that would establish an international reference price-based payment methodology.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by the manufacturer, governmental or regulatory agencies, and the courts.  If we participate in the Medicaid Drug Rebate Program and consequently the 340B program, we could be held liable for errors associated with our submission of pricing data. In addition to retroactive Medicaid rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Civil monetary penalties can also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price.  A covered entity or association representing covered entities can also bring claims against us through HRSA’s 340B ADR process. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would be participating in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

If we successfully commercialize one or more products for which we receive regulatory approval, we also would participate in the Tricare Retail Pharmacy program, under which we would be required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We would be required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare professionals, third-party payers, patients and others will expose us to broadly applicable fraud and abuse, anti-kickback, false claims, and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations (including our marketing, promotion, educational programs, pricing, and relationships with healthcare providers or other entities, among other things) and expose us to areas of risk including the following:

●	the AKS prohibits, among other things, knowingly and willfully soliciting, offering, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, or arranging for the purchase, lease, or order of, any healthcare item or service, for which payment may be made under a federal healthcare program such as Medicare & Medicaid;
●	the FCA prohibits, among other things, individuals or entities from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;
●	other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
●	HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program, to report annually to CMS information related to payments and other transfers of value to physicians, and teaching hospitals, and starting in 2022 certain other health care professionals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, as well as other state laws and regulations governing pharmaceutical manufacturers; and
●	state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For a fuller discussion of the applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations applicable to our business, see Item 1, “Business - Other Healthcare Laws and Compliance Requirements.”

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business, which could impose significant regulatory hurdles on our business.

HIPAA imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, numerous other federal and state laws and regulations govern privacy and security, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act, and the CCPA), many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.

In California, the CCPA took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

If we, our agents, or our third party partners fail to comply or are alleged to have failed to comply with these or other applicable data protection and privacy laws and regulations, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

In addition to laws and regulations enacted in the United States, including the new California Consumer Privacy Act of 2018, the EU the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (GDPR), which entered into effect on May 25, 2018 and imposes penalties up to 4% of annual global turnover for breaches of related obligations.

In the event we enroll patients in our ongoing or future clinical trials in the EEA, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the EEA as governed by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, with especially strict rules on the transfer of personal data out of the EEA, including to the U.S, and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the individual EEA countries. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EEA activities. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom.

Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal information, including health data.

We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits.

In addition, our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses (SCCs), the importing country’s level of protection must be adequate.

On September 8, 2020, the Federal Data Protection and Information Commissioner (FDPIC) of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC also found that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland.

The impact of Brexit on the on-going validity in the UK of current EU authorizations for medicinal products, whether granted through the centralized procedure, decentralized procedure, or mutual recognition, and on the future process for obtaining marketing authorization for pharmaceutical products manufactured or sold in the UK remains uncertain. Although the body of the UK-EU Trade and Cooperation Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of Good Manufacturing Practice (GMP) inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extend to procedures such as batch release certification. Among the changes that will now occur are that Great Britain, comprised of England, Scotland and Wales, will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the UK-EU Trade and Cooperation Agreement, the EU and the UK will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The UK-EU Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release for a period of at least two years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national MA. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC.

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

With respect to patent rights, the ganaxolone compound and its original synthesis were published in the early 1990s and we do not own or license patent rights on the ganaxolone compound. We seek patent protection in the United States and internationally for synthetic methods for making ganaxolone, ganaxolone nanoparticles, which are used in certain oral solid, oral liquid, and IV dose formulations, other injectable and oral ganaxolone formulations, and methods of treatment using ganaxolone. We do not know whether any of our granted or issued patents will, or if any of our pending patent applications will grant as patents that will, effectively prevent others from commercializing competitive technologies and products. There is a risk that others, including companies that make generic pharmaceuticals, may develop ganaxolone for the same as similar uses as us, and that our patents will not effectively prevent them from commercializing their ganaxolone products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

In September 2020, Ovid Therapeutics, Inc. (Ovid) contacted us and disclosed that it owns two recently issued patents that include claims that encompass our product candidates for the treatment of CDD and PCDH19. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for CDD and PCDH19, during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for CDD, or PCDH19, as applicable, based upon the “safe harbor” provisions of the Hatch-Waxman Act. We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for CDD and PCDH19, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for CDD and PCDH19 altogether, which would have a material adverse impact on our business. We are also aware of a pending patent application by Ovid in the same patent family that includes claims that encompass our product candidate for the treatment of SE. This pending patent application is in the early stages of examination at the USPTO. It is possible that this pending patent application may issue as a patent with claims that encompass our product candidate for the treatment of RSE, in which case, the above risks would also apply to any such patent that was issued.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as our product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, certain patents licensed to us by CyDex that relate to Captisol®, which is used in some of our product candidates, have expired, and sulfobutylether beta-cyclodextrin compounds that are similar to CyDex’s Captisol® are available from other suppliers. It is possible that others may seek to develop ganaxolone formulations using sulfobutylether beta-cyclodextrin compounds obtained from such other suppliers.

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

In September 2020, we entered into the BARDA Contract for the completion of pre-clinical and clinical development activities for IV administered ganaxolone for the treatment of RSE. We may generate intellectual property rights through the use of this U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act), and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we to disclose the invention to the government and fail to file an application to register the intellectual property in the specified manner and within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Risks Related to our Business Operations

The COVID-19 pandemic could adversely affect our business and our ability to conduct and complete clinical trials.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus was declared a pandemic by the World Health Organization in March 2020 and has spread to nearly every country in the world, including the United States. Many countries, including the United States, have implemented severe travel restrictions, business shutdowns and social distancing measures in order to contain the spread of COVID-19 that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering from COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our employees, contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to shutdowns that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has impacted our operations and such impacts may continue and become material to our operations. For example, several of our Phase 1 trials of oral ganaxolone to support the CDD indication have experienced delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the guidance of the FDA on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in RSE is conducted in the hospital and resources related to the COVID-19 outbreak may divert staffing in the hospital taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while COVID-19 outbreaks continue.

If a patient participating in one of our clinical trials contracts COVID-19, this could negatively impact the data readouts from these trials; for example, the patient may be unable to participate further (or may have to limit participation) in our clinical trial, the patient may show a different efficacy assessment than if the patient had not been infected, or the patient could experience an AE that could be attributed to our product candidate.

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

As of December 31, 2020, we had 65 full-time and seven part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to Ownership of Our Common Stock

The market price of our stock has been, and may continue to be, highly volatile, and you could lose all or part of your investment.

Historically, the trading price of our common stock has been highly volatile, and it is likely that such price will continue to be volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed elsewhere in this “Risk Factors” section, these factors could include:

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 42.7% of our voting stock. Upon conversion of all of our outstanding convertible preferred stock, as of December 31, 2020, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 40.6% of our voting stock. This concentration of ownership could harm the market price of our common stock by delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.; The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might negatively affect the prevailing market price for our common stock.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 8, 2021, we had outstanding a total of 36,578,460 shares of common stock and 4,753 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock). The Series A Preferred Stock would be convertible into 950,600 shares of common stock as of March 8, 2021, subject to certain ownership limitations. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans or otherwise will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act of 1933, as amended (Securities Act) or the application of exemptions from such registration with respect to any sales such as Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our fourth amended and restated certificate of incorporation, as amended (Certificate of Incorporation) and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

●	permit our board of directors to issue up to 25,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which 4,753 shares of Series A Preferred Stock are outstanding;
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	establish a classified board of directors such that only one of three classes of directors is elected each year;
●	provide that directors can only be removed for cause;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the chairperson of the board of directors, the chief executive officer or the board of directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which prohibits, with some exceptions, stockholders owning in excess of 15.0% of our outstanding capital stock from merging or combining with us.

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

General Risk Factors

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce ganaxolone. Our ability to obtain clinical supplies of ganaxolone could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. In addition, while we believe that we currently have sufficient supply of our product candidates to continue our ongoing clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by the COVID-19 pandemic. There is no guarantee that the COVID-19 pandemic, or any potential future outbreak or pandemic, would not materially impact our future supply chain. The ultimate impact on us, our significant suppliers and our general infrastructure of being in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

Holders of Record

As of March 8, 2021, there were approximately 20 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2020 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

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

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. At December 31, 2020, we had cash, cash equivalents and investment balances of $140.0 million. We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $67.5 million for the year ended December 31, 2020. Our accumulated deficit as of December 31, 2020 was $311.9 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

•	conduct later stage clinical trials in targeted indications, which could include SE, CDD, TSC, PCDH19-RE and possibly other indications;
●	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;
●	conduct other preclinical studies and clinical trials to support the filing of NDAs with the FDA, MAAs with the EMA and other marketing authorization filings with regulatory agencies in other countries;
●	acquire the rights to other product candidates and fund their development;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, manufacturing and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts.

We believe that our cash, cash equivalents and investment balances as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources, in order to carry out all of our planned research and development activities with respect to ganaxolone.

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus was declared a pandemic by the World Health Organization in March 2020 and has spread to nearly every country in the world, including the U.S. Efforts to contain the spread of COVID-19 have intensified and many countries, including the U.S., have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to shutdowns that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has affected our operations but did not had a material impact on our business, operating results, financial condition or cash flows as of and for the year ended December 31, 2020. For example, several of our Phase 1 trials of oral ganaxolone to support the CDD indication have continued enrollment and are expected to be completed by the end of the second quarter of 2021, despite experiencing delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with guidance of the FDA on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our RAISE Trial in RSE is being conducted in hospitals, and resources related to the COVID-19 pandemic may divert staffing in hospitals, taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while the COVID-19 pandemic continues to severely affect the world. Although operations were not materially affected by the COVID-19 pandemic as of and for the year ended December 31, 2020, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Reverse stock split

On September 23, 2020, we effected a 1-for-4 reverse split of shares of our common stock (Reverse Split), as approved by our board of directors and stockholders. The par value per share of our common stock was not adjusted as a result of the Reverse Split, and our authorized shares of common stock was reduced to 150,000,000. All of the share and per share amounts included in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Split.

Financial Overview

Federal Contract Revenue

In September 2020, we entered into a contract (the BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of RSE. The BARDA Contract provides for funding to include support, on a cost-sharing basis, for completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE (our Phase 3 clinical trial of IV-administered ganaxolone for the treatment of RSE (RAISE Trial)), funding of pre-clinical studies to provide support that IV-administered ganaxolone could be an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RAISE Trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred. We expect federal contract revenue to increase as the costs associated with our RAISE Trial increase.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent review, consulting and accounting services. General and administrative expenses are expensed when incurred. We expect that our general and administrative expenses will increase in the future as a result of employee hiring and our scaling-up of operations commensurate with supporting more advanced clinical trials and in preparation for commercial infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, outside consultants, and legal counsel and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent and investment balances.

Results of Operations

Federal contract revenue

We recognized $1.7 million in federal contract revenue in the year ended December 31, 2020 as a result of the BARDA contract we entered into in September 2020. No federal contract revenue was recognized in the year ending December 31, 2019.

Research and Development Expenses

We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product development programs. We do not allocate employee and contractor-related costs, costs associated with our facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below shows our research and development expenses incurred with respect to each active program, in thousands. The primary drivers of our research and development expenditures are currently in our product development programs in RSE, CDD, TSC and PCDH19-RE. We expect our research and development expenses for ganaxolone will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product development programs during the periods presented (in thousands):

	Year Ended
	December 31,
	2020	2019
CDKL5 deficiency disorder (1)	$13,044	$10,108
Refractory status epilepticus (2)	9,767	3,996
PCDH19-related epilepsy (3)	6,011	7,417
Tuberous Sclerosis (4)	1,821	—
Postpartum depression (5)	—	6,809
Indirect research and development (6)	20,463	14,636
Total	$51,106	$42,966

Note: Certain prior year expenses have been reclassified to conform to current year presentation.

(1)	The increase in the year ended December 31, 2020 was due to continued enrollment in the Marigold Study in the first half of 2020 and analysis of data results after completion of the clinical trial.

(2)	The increase was due primarily to enhanced drug development activity, including preclinical studies and manufacturing activities in preparation for a Phase 3 clinical trial in RSE, for which enrollment commenced in January 2021.
(3)	The decrease was due to reducing the scope of the clinical trial in 2020 from a Phase 3 trial to a Phase 2 proof-of-concept trial.
(4)	We began making preparations for a Phase 2 clinical trial in TSC during the first quarter of 2020.
(5)	We completed our clinical trials in postpartum depression in 2019, and have placed further development on hold.
(6)	Indirect research and development expenses in support of all our programs have increased due to the overall increase in preclinical, clinical, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses increased to $18.6 million compared to $11.5 million for the year ended December 31, 2020 compared to 2019. The primary drivers of the increase were increased legal and consulting fees of $2.7 million and increased headcount costs of $1.5 million as we scale up our operations and prepare for potential commercialization, and noncash stock-based compensation of $1.6 million.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $67.5 million for the year ended December 31, 2020. Our cash used in operating activities was $60.9 million for year ended December 31, 2020 compared to $48.6 million for the same period a year ago. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt. At December 31, 2020, we had cash, cash equivalents and investment balances of $140.0 million.

In September 2020, we entered into the BARDA Contract. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of the RAISE Trial, funding of pre-clinical studies to provide support that IV-administered ganaxolone could be an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RAISE Trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE Trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

In connection with the closing of an equity financing in December 2020, we issued a total of 5,000,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $64.9 million.

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

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the year ended December 31, 2020, we issued 78,807 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds of $0.6 million. During the year ended December 31, 2019, we issued 423,072 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds to us of $2.2 million. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at-the-market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60.0 million through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the Securities and Exchange Commission on July 9, 2020 and declared effective by the Securities and Exchange Commission on July 27, 2020.

Cash Flows

Operating Activities. Cash used in operating activities increased to $60.9 million for the year ended December 31, 2020 compared to $48.6 million for the same period in 2019. The increase was driven primarily by a $13.4 million increase in net loss due to increased research and development activities as described above.

Investing Activities. Cash used in investing activities during the year ended December 31, 2020 represents the maturities of $8.2 million of short-term investments, offset by $8.9 million in in purchases of short-term investments. Cash provided by investing activities during the year ended December 31, 2019 represents $7.0 million in maturities of investments, offset by $2.7 million in short-term investment purchases and $0.4 million in capital expenditures.

Financing Activities. Cash provided by financing activities during the year ended December 31, 2020 includes $108.4 million in net proceeds from follow-on public offerings, the sale of common stock in connection with an equity distribution agreement and $1.0 million in proceeds from the exercise of stock options. Cash provided by financing activities during the year ended December 31, 2019 includes $67.9 million in net proceeds from a follow-on public offering and concurrent private placement, the sale of common stock in connection with an equity distribution agreement, and $0.1 million in proceeds from the exercise of stock options.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our continuing and planned clinical trials for ganaxolone, as well as scale up our operations and prepare for the potential commercialization of ganaxolone.

We believe that our cash, cash equivalents and investments as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

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

Our cash equivalents and short-term investments are accounted for as available-for-sale debt instruments and certificates of deposit, recorded at fair value.  Interest income on these instruments is recorded as “Interest income” on the statements of operations and comprehensive loss.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our available-for-sale debt securities represent (U.S.) treasury securities, and our certificates of deposit are each individually and fully insured by the Federal Deposit Insurance Corporation (FDIC).  Accordingly, we did not measure an allowance for credit losses on these securities and we did not record a cumulative-effect adjustment to accumulated deficit during the year ended December 31, 2020 upon adoption of ASU No. 2016-13.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on the assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As disclosed in Item 9A of our Annual Report on Form 10-K filed with the SEC on March 16, 2020 (2019 Form 10-K), management identified a material weakness in our information technology (IT) general controls (collectively, ITGCs) and related IT-dependent process level controls, which are part of our internal control over financial reporting. These deficiencies were the result of ineffective IT risk assessment which did not identify the risks associated with segregation of duties within these IT systems. We took measures to remediate the deficiency related to ineffective segregation of duties within these IT systems in December 2019 by transferring key administrative access to a third-party IT vendor. In the 2019 Form 10-K, we noted that this material weakness would not be considered remediated until this change in internal control with respect to segregation of duties within the IT systems operated for a sufficient period of time and could be tested and concluded by management to be designed and operating effectively. In September 2020, we completed this testing and management concluded that such material weakness has been remediated.

Item 9B. Other Information.

Departure of Edward F. Smith as Vice President, Chief Financial Officer and Treasurer

On March 9, 2021, we entered into a Separation and Consulting Agreement and General Release (Separation and Consulting Agreement) with Edward F. Smith, our Vice President, Chief Financial Officer and Treasurer, in connection with Mr. Smith’s separation from us. Mr. Smith’s last day of employment is March 9, 2021 (Separation Date). The Separation and Consulting Agreement sets forth Mr. Smith’s separation benefits and the terms pursuant to which Mr. Smith will assist us in the transition of his roles and continue in a consulting capacity for a three-month period beginning as of the Separation Date (Consultancy Period).

During the Consultancy Period, Mr. Smith will make himself reasonably available to perform services as reasonably requested by our Chief Executive Officer. In exchange, Mr. Smith will be entitled to receive a monthly fee of $34,167 during the Consultancy Period. Mr. Smith may terminate the Consultancy Period at any time upon written notice to us. We may terminate the Consultancy Period at any time for “Cause” (as defined in the Separation and Consulting Agreement) upon notice to Mr. Smith.

In addition, the Separation and Consulting Agreement provides for the following separation benefits, subject to Mr. Smith agreeing to a release of claims and complying with certain other continuing obligations contained therein:

●	we will pay Mr. Smith $307,500, which is equivalent to nine months of Mr. Smith’s base salary as of the Separation Date, payable in nine equal monthly installments in accordance with the our usual compensation and payroll practices;
●	all of Mr. Smith’s unvested stock options will immediately vest as of the Separation Date and will become and remain exercisable pursuant to each stock option’s terms until the earlier of (i) the one year anniversary of the Separation Date and (ii) the end of the term of such stock option, in each case, subject to the terms and conditions of the applicable equity incentive plan and award agreements; and
●	if Mr. Smith timely elects to continue health care coverage under the Consolidated Omnibus Reconciliation Act of 1985 (COBRA) for himself and his eligible dependents, then we will pay that portion of Mr. Smith’s premiums for COBRA coverage that we were paying prior to the Separation Date for a period of nine months following the Separation Date or, if earlier, until the date Mr. Smith becomes eligible to receive substantially equivalent coverage from another employer.

In addition, we will pay to Mr. Smith all accrued salary and all accrued and unused vacation earned by Mr. Smith through the Separation Date, in accordance with our usual compensation and payroll practices.

The description of the Separation and Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation and Consulting Agreement, which is filed as Exhibit 10.3 to this Annual Report on Form 10-K.

Appointment of Steven E. Pfanstiel, MBA, CMA, as Chief Financial Officer and Treasurer

On March 6, 2021, our board of directors appointed Steven Pfanstiel, MBA, CMA, age 48, as our Chief Financial Officer and Treasurer, effective as of April 12, 2021 (Pfanstiel Start Date).

Mr. Pfanstiel previously served as Vice President, Finance, of LifeScan, Inc. (LifeScan), a diagnostic systems manufacturer with products focusing on the diabetes market, from January 2020 to March 2021, where he was responsible for supporting LifeScan’s global commercial and development organizations, as well as its financial planning analysis function and treasury. Before LifeScan, Mr. Pfanstiel served as Senior Director – FP&A of OptiNose, Inc. (Optinose), a publicly-traded specialty pharmaceutical company focused on creating and bringing to market innovative products for patients with diseases treated by ear, nose, and throat and allergy specialists, from February 2018 to January 2020. During his time at Optinose, Mr. Pfanstiel served as finance leader for the supply chain and R&D/clinical organizations and was responsible for the broader strategic finance analysis across the organization. From July 2016 to February 2018, Mr. Pfanstiel served as Senior Director – Global Strategic Marketing of DePuy Synthes Companies, a franchise of orthopedic and neurosurgery companies owned by Johnson & Johnson, where he provided financial leadership to the Global Orthopedics franchise and served as a member of the Orthopedics Global Management Board. From November 2013 to July 2016, Mr. Pfanstiel service as Senior Director – North America Commercial, Worldwide Financial Reporting, Strategic Marketing and R&D, for Animas Corporation and LifeScan, members of the Johnson & Johnson Family of Diabetes Companies, where he led the finance team transformation and implementation of a new business strategy with the diabetes leadership team. Earlier in his career, Mr. Pfanstiel held various finance positions for Johnson & Johnson, Janssen R&D and Ethicon Endo-Surgery. Mr. Pfanstiel received his B.A. in Physics from Wabash College, his M.S. in Environmental Systems Engineering from Clemson University and his MBA from Indiana University, Kelley School of Business.

In connection with Mr. Pfanstiel’s appointment, the Company entered into an employment agreement, effective as of the Pfanstiel Start Date, with Mr. Pfanstiel (Pfanstiel Employment Agreement), which provides that Mr. Pfanstiel’s employment will continue until either we or Mr. Pfanstiel terminates Mr. Pfanstiel’s employment in accordance with the terms of the Pfanstiel Employment Agreement.

Pursuant to the Pfanstiel Employment Agreement, Mr. Pfanstiel is entitled to receive an annual base salary of $380,000, which will be reviewed at least annually and will be subject to increase (but not decrease) from time to time, as determined by our board of directors. In addition, pursuant to the Pfanstiel Employment Agreement, Mr. Pfanstiel is eligible to receive an annual cash bonus, which is based on the achievement of certain performance objectives and other criteria as determined by our board of directors or the compensation committee of our board of directors. Mr. Pfanstiel’s initial target annual bonus is 40% of his annual base salary. The exact amount of the bonus payable to Mr. Pfanstiel for any calendar year during his employment with us will be determined by our board of directors or the compensation committee of our board of directors. Pursuant to the Pfanstiel Employment Agreement, Mr. Pfanstiel is also entitled to participate in or receive benefits consistent with other key employees under our employee benefit plans as they may be adopted and amended from time to time, subject to the terms and conditions of those employee benefit plans.

In addition, pursuant to the Pfanstiel Employment Agreement, we will grant Mr. Pfanstiel a stock option on the Pfanstiel Start Date (the “Sign-on Option”) to purchase 220,000 shares of our common stock at an exercise price equal to the last reported sale price of our common stock on the Nasdaq Global Market on the Pfanstiel Start Date. The Sign-on Option has a ten-year term and will vest as to 25% of shares of our common stock subject to such Sign-on Option on the one-year anniversary of the Pfanstiel Start Date and monthly thereafter in 36 substantially equal installments, subject to Mr. Pfanstiel’s continued employment with us through the applicable vesting dates. The grant of the Sign-on Option to

Mr. Pfanstiel will be made outside our 2014 Equity Incentive Plan, and any other equity incentive plan, as an inducement material to Mr. Pfanstiel’s entering into employment with us pursuant to Nasdaq Stock Market LLC Listing Rule 5635(c)(4).

Upon a termination of Mr. Pfanstiel’s employment by us without cause or a resignation by Mr. Pfanstiel for good reason, Mr. Pfanstiel is eligible to receive a continuation of his base salary for nine months, with an accelerated payment of any balance upon a change in control (as defined in the Pfanstiel Employment Agreement), subject to his execution and delivery of a general release of claims. If such termination occurs within three months before or within twelve months after a change in control, (i) the severance payable increases to an amount equal to his base salary for a period of eighteen months, payable in a lump sum, and (ii) Mr. Pfanstiel is also eligible to receive payment of a pro-rated target bonus for one year plus the target bonus for the year of his termination. Upon any termination described in this paragraph, Mr. Pfanstiel is also eligible to receive payment or reimbursement of his medical insurance premiums at the same level as was in effect on the termination date for a period of nine months, which period increases to eighteen months if the termination of employment occurs three months before or twelve months after a change in control.

Termination for “cause” under the Pfanstiel Employment Agreement generally means termination of Mr. Pfanstiel by us for: (i) his misuse of alcoholic beverages, controlled substances or other narcotics, which misuse has had or is reasonably likely to have a material adverse effect on our business or financial affairs or our reputation; (ii) failure to cooperate with us in any investigation or formal proceeding; (iii) the commission of, or a plea of guilty or nolo contendere with respect to, or conviction for, a felony (or any lesser included offense or crime in exchange for withdrawal of a felony indictment or charged crime that might result in a penalty of incarceration), a crime involving moral turpitude or any other offense that results in or could result in any prison sentence; (iv) adjudication as an incompetent; (v) a breach by Mr. Pfanstiel of any material term of the Pfanstiel Employment Agreement, including the his failure to faithfully, diligently and adequately perform his duties under the Pfanstiel Employment Agreement, that is not corrected within ten days after written notice from us, which notice shall set forth the nature of the breach; (vi) violation in any material respect of any of our rules, regulations or policies; (vii) gross insubordination by Mr. Pfanstiel in the performance of his duties under the Pfanstiel Employment Agreement; (viii) engaging in any conduct, action or behavior that, in our reasonable opinion, has had a material adverse effect on our reputation or Mr. Pfanstiel; (ix) any continued or repeated absences, unless the absence is approved or excused by our Chief Executive Officer or the result of his illness, disability or incapacity; or (x) misappropriation of any of our funds or property, theft, embezzlement or fraud.

Termination for “good reason” under the Pfanstiel Employment Agreement generally means termination by Mr. Pfanstiel for (i) a reassignment of Ms. Pfanstiel to a location outside the greater Philadelphia area; (ii) any material failure by us to comply with any material term of the Pfanstiel Employment Agreement; (iii) the demotion of Mr. Pfanstiel to a lesser position or a substantial diminution of Mr. Pfanstiel’s authority, duties or responsibilities; or (iv) a material diminution of his base salary and benefits, in the aggregate, except under certain limited circumstances.

Mr. Pfanstiel’s right to receive the severance payments and benefits described above under the Pfanstiel Employment Agreement is conditioned upon his execution and non-revocation of a general release of claims. Mr. Pfanstiel is entitled to participate in all of our group welfare plans, subject to the terms and conditions applicable to such plans as approved from time to time by our board of directors. Mr. Pfanstiel’s employment agreement contains customary non-solicitation and non-competition covenants, which covenants remain in effect for twelve months following any cessation of employment with respect to Mr. Pfanstiel.

Other than with respect to the Pfanstiel Employment Agreement and the Sign-on Option, there are no arrangements or understandings between Mr. Pfanstiel and any other persons pursuant to which Mr. Pfanstiel was appointed as our Chief Financial Officer and Treasurer. There are also no family relationships between Mr. Pfanstiel and any of our directors or executive officers and Mr. Pfanstiel has no direct or indirect interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

The description of the Pfanstiel Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Pfanstiel Employment Agreement, which is filed as Exhibit 10.4 to this Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

We have adopted a written Code of Business Conduct and Ethics (Code of Business Conduct) that applies to all of our employees, officers and directors. This Code of Business Conduct is designed to ensure that our business is conducted with integrity and in compliance with SEC regulations and Nasdaq listing standards. The Code of Business Conduct covers adherence to laws and regulations as well as professional conduct, including employment policies, conflicts of interest and the protection of confidential information. The Code of Business Conduct is available under “Governance Documents” within the “Investors & Media – Governance” section of our website at www.marinuspharma.com.

We intend to disclose any future amendments to, or waivers from, the Code of Business Conduct and Ethics that affect our directors or senior financial and executive officers within four business days of the amendment or waiver by posting such information on the website address and location specified above

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the SEC.

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

3.     Exhibits. See (b) below.

(b)  Exhibits:

Exhibit No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on August 7, 2014.)
3.2	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on April 2, 2020.)
3.3	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on May 27, 2020.)
3.4	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on September 22, 2020.)
3.5	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on September 22, 2020.)
3.6	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on August 7, 2014.)
3.7

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

4.3	Description of the Registrant’s Securities. (Filed herewith.)
10.1+	Marinus Pharmaceuticals, Inc. 2005 Stock Option and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Form S-1 registration statement filed on May 12, 2014.)
10.2+	Forms of Stock Option Agreement under the 2005 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Form S-1 registration statement filed on May 12, 2014.)
10.3+	Separation and Consulting Agreement and General Release, dated as of March 9, 2021, between the Company and Edward F. Smith. (Filed herewith.)
10.4+	Employment Agreement, effective as of April 12, 2021, between the Company and Steven Pfanstiel (Filed herewith.)
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

10.8	Form of Amended and Restated Indemnification Agreement (VC Directors). (Incorporated by reference to Exhibit 10.10 to Form S-1 registration statement filed on May 12, 2014.)
10.9	Form of Amended and Restated Indemnification Agreement (Non-VC Directors). (Filed herewith.)
10.10*

Amended and Restated Agreement dated as of May 23, 2008 between the Company and Purdue Neuroscience Company. (Incorporated by reference to Exhibit 10.12 to Form S-1 registration statement filed on May 12, 2014.)

10.11+	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on November 9, 2020.)
10.12+	Marinus Pharmaceuticals, Inc. Change in Control Severance Plan effective November 7, 2016. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on November 8, 2016.)
10.13+	Form of Incentive Stock Option Agreement for Officers Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K annual report filed on March 12, 2015.)

Exhibit No.	Description of Exhibit
10.14+	Form of Incentive Stock Option Agreement for Employees Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K annual report filed on March 12, 2015.)
10.15+	Form of Nonqualified Stock Option Agreement Under 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.18 to Form 10-K annual report filed on March 12, 2015.)
10.16

First Amendment to Lease agreement dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. amending Lease agreement dated as of October 14, 2014 between Radnor Center Associates and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on January 4, 2016.)

10.17

License Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 6, 2017.)

10.18

Supply Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.2 to Form 8-K current report filed on April 6, 2017.)

10.19

Second Amendment to Lease agreement dated as of December 7, 2018 between Radnor Properties-SDC, L.P., Radnor Center Associates and Marinus Pharmaceuticals, Inc, amending Lease agreement, as amended, dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on December 7, 2018.)

10.20+

Amended and Restated Employment Agreement dated as of August 6, 2019, between the Company and Scott Braunstein, M.D. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on August 8, 2019).

10.21+

Employment Agreement dated as of October 25, 2019, between Joe Hulihan, M.D. and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on October 29, 2019).

10.22+	Employment Agreement dated as of June 15, 2020 between the Company and Martha Manning. (Filed herewith.)
10.23

Securities Purchase Agreement, dated December 11, 2019, by and between the Company and the Investors listed therein. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on December 13, 2019).

10.24

Equity Distribution Agreement, dated July 9, 2020, by and between the Company and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form S-3 registration statement filed on July 9, 2020.)

10.25	Form of Nonqualified Stock Option Inducement Award Agreement. (Incorporated by reference to Exhibit 10.2 to Form S-8 Registration Statement filed on July 10, 2020.)
10.26

Underwriting Agreement, dated May 28, 2020, by and among the Company, Cowen and Company, LLC and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.1 to Form 8-K current report filed on May 29, 2020.)

10.27	Underwriting Agreement, dated December 8, 2020, by and between the Company and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.1 to Form 8-K current report filed on December 9, 2020.)
10.28*

Contract, dated September 8, 2020, by and between the Company and the Biomedical Advanced Research and Development Authority, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on November 9, 2020.)

16.1	Letter of KPMG LLC dated as of June 17, 2020 to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to Form 8-K current report filed on June 17, 2020.)
21	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of KPMG LLP. (Filed herewith.)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101.INS	XBRL Instance Taxonomy

Exhibit No.	Description of Exhibit
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+     Indicates management contract or compensatory plan.

*     Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.

(c) None.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marinus Pharmaceuticals, Inc.

Date:	March 9, 2021	By:	/s/ Scott Braunstein
Scott Braunstein
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Scott Braunstein	President, Chief Executive Officer	March 9, 2021
Scott Braunstein	(Principal Executive Officer) and Director

/s/ Edward F. Smith	Vice President, Chief Financial Officer	March 9, 2021
Edward F. Smith	and Treasurer (Principal Financial
and Accounting Officer)

/s/ Nicole Vitullo	Chairman of the Board and Director	March 9, 2021
Nicole Vitullo

/s/ Charles Austin	Director	March 9, 2021
Charles Austin

/s/ Enrique J. Carrazana	Director	March 9, 2021
Enrique J. Carrazana, M.D.

/s/ Michael R. Dougherty	Director	March 9, 2021
Michael R. Dougherty

/s/ Elan Ezickson	Director	March 9, 2021
Elan Ezickson

/s/ Seth H.Z. Fischer	Director	March 9, 2021
Seth H.Z. Fischer

/s/ Tim M. Mayleben	Director	March 9, 2021
Tim M. Mayleben

FINANCIAL STATEMENTS

MARINUS PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marinus Pharmaceuticals, Inc.,

Opinion on Financial Statements

We have audited the accompanying balance sheet of Marinus Pharmaceuticals, Inc. (the Company) as of December 31, 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Prepaid and Accrued Expenses
Description of the Matter

As disclosed in Note 2 to the financial statements, the Company expenses clinical trial expenditures as incurred, which include costs relating to contracts with vendors, clinical research organizations and consultants and clinical site agreements.  The Company estimates the prepaid and accrued expenses based on the services received and efforts expended in relation to amounts invoiced by and paid to contract research organizations and other third-party vendors at the balance sheet date. The Company’s clinical trial prepaid expenses at December 31, 2020 is included in prepaid expenses and other current assets of $4.6 million on the balance sheet, the Company’s clinical trial accrued expenses at December 31, 2020 of $2.5 million is included in accrued expenses on the balance sheet, and the Company’s related 2020 clinical trial expenses are included in research and development expenses of $51.1 million on the statement of operations and comprehensive loss for the year ended December 31, 2020.

Auditing the Company’s clinical trial prepaid and accrued expenses involved complex and subjective auditor judgment due to the estimation required by management in determining the progress to completion of services that have been performed by the service providers and the associated costs that will be invoiced by the service providers subsequent to the date that the financial statements are issued.

How We Addressed the Matter in Our Audit

To test the clinical trial prepaid and accrued expenses, our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the prepaid and accrued expense computations. We also evaluated management’s estimates of the progress of a sample of clinical trials by making direct inquiries of the Company’s operations personnel that oversee the clinical trials and obtaining information provided by certain service providers about the service providers’ estimate of costs that had been incurred through December 31, 2020. Additionally, we assessed the historical accuracy of management’s estimates when evaluating the current period estimates. To evaluate the completeness of the prepaid and accrued expenses, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 9, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Marinus Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Marinus Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2014 to 2020.
Philadelphia, Pennsylvania

March 16, 2020, except for the reverse stock split described in Note 1, as to which the date is March 9, 2021

MARINUS PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$138,509	$90,943
Short-term investments	1,474	739
Federal contract revenue receivable	1,646	—
Prepaid expenses and other current assets	4,638	2,452
Total current assets	146,267	94,134
Property and equipment, net	1,945	2,265
Other assets	2,250	2,443
Total assets	$150,462	$98,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,211	$2,763
Accrued expenses	8,518	5,268
Total current liabilities	10,729	8,031
Other long-term liabilities	2,534	3,042
Total liabilities	13,263	11,073
Commitments and contingencies (Note 10)	—	—
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 30,000 shares issued and outstanding at December 31, 2019	—	28,200
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 4,753 shares issued and outstanding at December 31, 2020	4,469	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 36,585,767 issued and 36,578,460 outstanding at December 31, 2020 and 21,625,088 issued and 21,617,781 outstanding at December 31, 2019	37	22
Additional paid-in capital	444,622	295,121
Treasury stock at cost, 7,307 shares at December 31, 2020 and December 31, 2019	—	—
Accumulated deficit	(311,929)	(235,574)
Total stockholders’ equity	137,199	59,569
Total liabilities and stockholders’ equity	$150,462	$98,842

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019

Federal contract revenue	$1,718	$—
Expenses:
Research and development	$51,106	$42,966
General and administrative	18,549	11,456
Loss from operations	(67,937)	(54,422)
Interest income	499	354
Other expense, net	(37)	(53)
Net loss and comprehensive loss	$(67,475)	$(54,121)
Deemed dividends on convertible preferred stock	(8,880)	—
Net loss and comprehensive loss applicable to common shareholders	$(76,355)	$(54,121)
Per share information:
Net loss per share of common stock—basic and diluted	$(2.80)	$(3.97)
Basic and diluted weighted average shares outstanding	27,270,055	13,628,194

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2018	—	$—	13,137,061	$13	$249,767	7,307	$—	$(2)	$(181,453)	$68,325
Stock-based compensation expense	—	—	—	—	5,672	—	—	—	—	5,672
Exercise of stock options	—	—	20,005	—	97	—	—	—	—	97
Issuance of common stock in connection with follow-on public offering ($5.00 per share), net of expenses of $2,786			8,050,000	8	37,456	—	—	—	—	37,464
Issuance of common stock under equity distribution agreement, net of expenses of $95			423,072	1	2,129	—	—	—	—	2,130
Forfeiture of restricted stock	—	—	(5,050)	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(54,121)	(54,121)
Balance, December 31, 2019	—	$—	21,625,088	$22	$295,121	7,307	$—	$—	$(235,574)	$59,569
Stock-based compensation expense	—	—	—	—	7,642	—	—	—	—	7,642
Exercise of stock options	—	—	198,475	—	1,020	—	—	—	—	1,020
Issuance of restricted stock	—	—	33,997	—	—	—	—	—	—	—
Deemed dividend on beneficial conversion feature - Series A convertible preferred stock	—	—	—	—	8,880	—	—	—	(8,880)	—
Issuance of common stock under equity distribution agreement, net of expenses of $161	—	—	78,807	—	489	—	—	—	—	489
Issuance of common stock in connection with follow-on public offering ($10 per share), net of expenses of $3,025	—	—	4,600,000	5	42,956	—	—	—	—	42,961
Transfer of convertible preferred stock into equity	9,303	8,745	—	—	—	—	—	—	—	8,745
Conversion of convertible preferred stock into common	(4,550)	(4,276)	5,049,400	5	23,727	—	—	—	—	19,456
Issuance of common stock in connection with follow-on public offering ($14 per share), net of expenses of $5,208	—	—	5,000,000	5	64,787	—	—	—	—	64,792
Net loss	—	—	—	—	—	—	—	—	(67,475)	(67,475)
Balance, December 31, 2020	4,753	$4,469	36,585,767	$37	$444,622	7,307	$—	$—	$(311,929)	$137,199

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019

Cash flows from operating activities
Net loss	$(67,475)	$(54,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	278
Stock-based compensation expense	7,642	5,672
Loss on disposal of fixed assets	—	42
Noncash lease expense	264	225
Noncash lease liability	362	(131)
Amortization of discount on investments	3	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets and federal contract revenue receivables	(3,919)	(1,480)
Accounts payable, accrued expenses and other long term-liabilities	1,877	890
Net cash used in operating activities	(60,912)	(48,633)
Cash flows from investing activities
Maturities of short-term investments	8,193	6,994
Purchases of short-term investments	(8,931)	(2,725)
Purchases of property and equipment	—	(388)
Net cash (used in) provided by investing activities	(738)	3,881
Cash flows from financing activities
Proceeds from exercise of stock options	1,020	97
Proceeds from equity offerings, net of offering costs	108,196	67,871
Net cash provided by financing activities	109,216	67,968
Net increase in cash and cash equivalents	47,566	23,216
Cash and cash equivalents—beginning of year	90,943	67,727
Cash and cash equivalents—end of year	$138,509	$90,943
Supplemental disclosure of cash flow information
Financing in accounts payable and accrued expenses	$148	$195
Operating lease liability	$—	$3,357
Operating right-of-use asset	$—	$2,458

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus was declared a pandemic by the World Health Organization in March 2020 and has spread to nearly every country in the world, including the United States (U.S.). Efforts to contain the spread of COVID-19 have intensified and many countries, including the U.S., have implemented severe travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering from COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our employees, contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to shutdowns that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has impacted our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the year ended December 31, 2020. For example, several of our Phase 1 trials of oral ganaxolone to support the CDD indication have experienced delays in enrollment due to COVID-19, however we do not expect these trials to delay our ability to file an NDA. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in RSE is conducted in the hospital and resources related to the COVID-19 outbreak may divert staffing in the hospital taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while COVID-19 outbreaks continue. Although operations have not been materially affected by the COVID-19 pandemic as of and for the year ended December 31, 2020, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception, including losses of $67.5 million for the year ended December 31, 2020. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, if approved, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of December 31, 2020 was $311.9 million and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and, if approved, commercialization of our product candidates.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of refractory status epilepticus (RSE). The BARDA Contract provides for funding to include support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE (our Phase 3 clinical trial evaluating IV ganaxolone for the treatment of RSE (RAISE Trial)) , funding of pre-clinical studies to provide support that IV-administered ganaxolone could be an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RAISE Trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE Trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

In connection with the closing of an equity financing in December 2020, we issued a total of 5,000,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $64.9 million.

In connection with the closing of an equity financing in June 2020, we issued a total of 4,600,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $42.9 million.

In connection with the closing of concurrent equity financings during the fourth quarter of 2019, we issued a total of 8,050,000 shares of common stock in an underwritten public offering (2019 Public Offering) and 30,000 shares of Series A convertible preferred stock in a private placement resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $65.7 million.  We also raised, during the fourth quarter of 2019, net proceeds of $2.1 million in connection with the sale of 423,072 shares of common stock under our equity distribution agreement.

Reverse stock split

On September 23, 2020, we effected a 1-for-4 reverse split of shares of our common stock (Reverse Split), as approved by our board of directors and stockholders. The par value per share of our common stock was not adjusted as a result of the Reverse Split, and our authorized shares of common stock was reduced to 150,000,000. All of the share and per share amounts included in the accompanying financial statements and these notes have been adjusted to reflect the Reverse Split.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of Marinus Pharmaceuticals, Inc. (the Company) and its wholly-owned subsidiary as of December 31, 2019. During the year ended December 31, 2020, the wholly-owned subsidiary was liquidated.  In February 2021, a new wholly-owned subsidiary was established. All intercompany accounts and transactions have been eliminated.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Federal Contract Revenue

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred, and receivables associated with this revenue are included within federal contract revenue receivable on our balance sheets. This revenue is not within the scope of Accounting Standards Codification (ASC) 606 – Revenue from contracts with customers.

Fair Value of Financial Instruments and Credit Risk

At December 31, 2020 and 2019, our financial instruments included cash equivalents, short-term investments, accounts payable and accrued expenses. The carrying amount of cash equivalents, accounts payable and accrued expenses approximated fair value, given their short-term nature. The carrying amounts of short-term investments are recorded at amortized cost, which for U.S. Treasury securities is based on the current market price of each security at the measurement date.

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

Cash and Cash Equivalents

We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2020 and 2019, we invested a portion of our cash balances in money market investments, which we have included as cash equivalents on our balance sheets.

Investments

As of December 31, 2020 and 2019, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from six to nine months.  All investments were classified as held-to-maturity and were recorded at amortized cost.  Interest income includes interest and dividends, realized gains and losses on sales of securities, if any.

Federal Contract Receivable

Federal contract receivable represents amounts due to us under the BARDA contract for valid expenditures expected to be reimbursed to us under the terms of the BARDA contract.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally represent payments made for goods or services to be received within one year, and are expensed as the related benefit is received.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2020 and 2019, we have concluded that a full valuation allowance is necessary for our net deferred tax assets. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Basic and diluted net loss per share of common stock:
Net loss	$(67,475)	$(54,121)
Deemed Dividends	(8,880)	—
Net loss applicable to common stockholders	$(76,355)	$(54,121)
Weighted average shares of common stock outstanding	27,270,055	13,628,194
Net loss per share of common stock—basic and diluted	$(2.80)	$(3.97)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2020	2019
Convertible preferred stock	950,600	6,000,000
Restricted stock	24,625	8,100
Stock options	3,507,638	2,135,070
	4,482,863	8,143,170

The convertible preferred stock meets the definition of a participating security; however, the holders are not obligated to share in our losses.  As of December 31, 2020 and 2019, we had no other potentially dilutive securities.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock-based awards in the statements of operations. For stock options issued to employees, non-employees and members of our board of directors for their services on our board of directors, we estimate the grant-date fair value of options using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For restricted stock awards, the grant date fair value is determined by the closing market price of our common stock on the date of grant. For awards subject to time-based vesting, we recognize stock-based compensation expense, on a straight-line basis over the requisite service period, which is generally the vesting term of the award. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense when it is probable that the performance condition will be achieved.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Clinical Trial Expenses

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2020 and 2019 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Our cash equivalents and short-term investments are accounted for as held-to-maturity debt instruments as certificates of deposit, recorded at amortized cost.  Interest income on these instruments is recorded as “Interest income” on the statements of operations and comprehensive loss.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our certificates of deposit are each individually and fully insured by the Federal Deposit Insurance Corporation (FDIC).  Accordingly, we did not measure an allowance for credit losses on these securities and we did not record a cumulative-effect adjustment to accumulated deficit during the year ended December 31, 2020 upon adoption of ASU No. 2016-13.

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

The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

●	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

●	Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.
●	Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of December 31, 2020 and 2019, all of our financial assets and liabilities were classified as Level 1 valuations.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets
Money market funds (cash equivalents)	$138,509	$—	$—	$138,509
Certificates of deposit	1,474	—	—	1,474
Total assets	$139,983	$—	$—	$139,983
December 31, 2019
Assets
Money market funds (cash equivalents)	$85,395	$—	$—	$85,395
Certificates of deposit	739	—	—	739
Total assets	$86,134	$—	$—	$86,134

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Laboratory equipment	$1,777	$1,777
Leasehold improvements	899	899
Office furniture and equipment	401	401
Total property and equipment	3,077	3,077
Less: accumulated depreciation	(1,132)	(812)
Total property and equipment, net	$1,945	$2,265

Depreciation expense was $0.3 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Payroll and related costs	$4,097	$2,514
Clinical trials and drug development	2,452	1,849
Professional fees	927	396
Short-term lease liabilities	510	446
Other	532	63
Total accrued expenses	$8,518	$5,268

6. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of December 31, 2020, our operating leases had a weighted average remaining lease term of 56 months.  These right-of-use (ROU) assets are included in "Other assets" on our balance sheets as of December 31, 2020 and 2019, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our balance sheets as of December 31, 2020 and 2019.  The ROU assets were initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Our ROU assets as of January 1, 2019 have been adjusted for $0.9 million in lease incentives.

Based on the present value of the lease payments for the remaining lease term of our existing leases, we initially recognized ROU assets of $2.5 million and lease liabilities for operating leases of $3.4 million during the first quarter of 2019. As of December 31, 2020 and 2019, ROU assets were $2.0 million and $2.2 million, respectively, and operating lease liabilities were $3.0 million and $3.5 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2020 and 2019, we recognized $0.6 million and $0.7 million, respectively, in total lease costs, which included less than $0.1 million in short-term lease costs related to short-term operating leases in each year.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of ROU assets and lease liabilities as of January 1, 2019 was 11.0%, derived from a corporate yield curve based on a synthetic credit rating model using a market signal analysis. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of December 31, 2020 and 2019, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our statements of operations and comprehensive loss.

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	818
2022	807
2023	823
2024	840
Thereafter	642
3,930
Less: imputed interest	(886)
Total lease liabilities	$3,044

Current operating lease liabilities	$510
Non-current operating lease liabilities	2,534
Total lease liabilities	$3,044

7. Investments

As of December 31, 2020 and 2019, our investments consisted of certificates of deposit with various financial institutions with original maturities of six to nine months.  Investments are classified as short- or long-term investments on our balance sheets based on original maturity. Certificates of deposits were classified as held-to-maturity and were recorded at amortized cost, which approximated fair value.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our certificates of deposit are each individually and fully insured by the FDIC. Accordingly, we did not record any allowance for potential credit losses as of December 31, 2020.

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of December 31, 2020, 42,492 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of December 31, 2020, 2,613,122 options to purchase shares of common stock and 24,625 restricted shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 167,254 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2021, the shares of common stock available for future grants under the 2014 Plan was increased to 1,630,393.

In addition, during the years ended December 31, 2020 and 2019, we granted 852,024 and 230,000 options, respectively, to purchase shares of common stock outside of our 2014 Plan as inducement grants material to new employees entering into employment agreements with us pursuant to Nasdaq Listing Rule 5635(c)(4). The amount,

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

terms of grants, and exercisability provisions of these grants are determined and set by our board of directors, and are largely consistent with the terms and exercisability provisions of grants under our 2014 Plan.

Stock Options

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$2,938	$2,563
General and administrative	4,521	3,070
Total	$7,459	$5,633

Options issued under both the 2005 Plan and 2014 Plan and the inducement grants have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. A summary of activity for the years ended December 31, 2020 and 2019 is presented below (in thousands, except share and per share amounts):

		Weighted‑
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding—December 31, 2018	1,237,852	$22.48
Granted	1,175,750	9.24
Exercised	(20,005)	4.88
Forfeited	(229,051)	16.84
Expired	(29,476)	32.92
Outstanding—December 31, 2019	2,135,070	15.80
Granted	1,905,850	9.17
Exercised	(198,475)	5.16
Forfeited	(180,107)	11.04
Expired	(154,700)	25.16
Outstanding—December 31, 2020	3,507,638	$12.64	$11,600

Exercisable—December 31, 2020	1,632,823	$16.41	$4,625
Exercisable and expected to vest—December 31, 2020	3,507,638	$12.64	$11,600

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2020 is 8.3 years.

Intrinsic value in the table above was determined by calculating the difference between the market value of our common stock on the last trading day of 2020 of $12.20 per share and the exercise price, multiplied by the number of in-the-money options.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted-average grant date fair value of options granted was $11.64 and $7.60 per share in 2020 and 2019, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following ranges of weighted-average assumptions:

	2020				2019
Expected stock price volatility	116	-	121.71%		104.7	-	118.87%
Expected term of options	5.26	-	6.1	years	5.16	-	6.1	years
Risk‑free interest rate	0.31	-	1.73%		1.51	-	2.59%
Expected annual dividend yield			0%				0%

The weighted-average valuation assumptions were determined as follows:

●	Expected stock price volatility: The expected volatility is based on historical volatility of our stock price.
●	Expected term of options: We estimated the expected term of our stock options with service-based vesting using the “simplified” method, as prescribed in SAB No. 107, whereby the expected life equals the average of the vesting tranches and the original contractual term of the option due to our lack of sufficient historical data.
●	Risk-free interest rate: We base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividend yield: The estimated annual dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.

As of December 31, 2020, there was $14.2 million of total unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over the next four years as follows, in thousands:

2021	$6,478
2022	4,910
2023	1,837
2024	934
$14,159

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

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of activity for the years ended December 31, 2020 and 2019 is presented below:

		Weighted‑average
		Grant Date
	Shares	Fair Value per Share
Outstanding—December 31, 2018	26,300	$4.84
Vested	(13,150)	4.84
Forfeited	(5,050)	4.84
Outstanding—December 31, 2019	8,100	4.84
Granted	34,000	12.93
Vested	(17,475)	10.04
Forfeited	—	—
Outstanding—December 31, 2020	24,625	$11.41

Expected to vest—December 31, 2020	24,625	$11.41

As of December 31, 2020, there was $0.2 million in unrecognized compensation cost related to unvested restricted stock.

Total compensation cost recognized for all restricted stock awards in the statements of operations for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Research and development	$—	$19
General and administrative	183	20
Total	$183	$39

Equity Distribution Agreement

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the year ended December 31, 2020, we issued 78,807 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds of $0.5 million. During the year ended December 31, 2019, we issued 423,072 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds to us of $2.1 million. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60.0 million through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the Securities and Exchange Commission on July 9, 2020 and declared effective by the Securities and Exchange Commission on July 27, 2020.

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Public Offerings

In connection with the closing of an equity financing in December 2020, we issued a total of 5,000,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $64.7 million.

In connection with the closing of an equity financing in June 2020, we issued a total of 4,600,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $42.9 million.

On December 11, 2019, the Company entered into an underwriting agreement with Oppenheimer & Co., Inc., as representative of the underwriters (Underwriting Agreement), in connection with the underwritten public offering of 7,000,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $5.00 per share (the “Public Offering”). Pursuant to the terms of the Underwriting Agreement, on December 13, 2019, the Company sold 8,050,000 shares of common stock, including the exercise of the option granted to the underwriters for 1,050,000 shares of common stock, and received net proceeds of $37.4 million, after deducting underwriting discounts and commissions and other transaction costs of $2.8 million.

9. Convertible Preferred Stock

Concurrent with the 2019 Public Offering, we entered into a Securities Purchase Agreement (the Purchase Agreement), by and among the Company and the investors listed therein. Pursuant to the terms of the Purchase Agreement, the Company sold to the investors an aggregate of 30,000 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (the Series A Preferred Stock), at a per share price of $1,000 in a private placement (the Private Placement), and received net proceeds of $28.2 million, after deducting underwriting discounts and commissions of $1.8 million. Each share of Series A Preferred Stock will be convertible into 200 shares of common stock, reflecting a conversion price equal to $5.00 per share, subject to customary anti-dilution adjustments. The shares of Series A Preferred Stock will be mandatorily convertible into shares of common stock, subject to a beneficial ownership limitation (described below), in partial or in full, thereof from and after filing the certificate of amendment to the Company’s charter with the Secretary of State of the State of Delaware to increase the Company’s authorized shares of common stock (Exercise Contingency).

The holders of the Series A Preferred Stock had a feature that allowed the holders to have a liquidation preference to the Company’s common stockholders.  Because such a potential redemption-triggering event was not solely within the control of the Company, the Series A Preferred Stock was presented as "Convertible Preferred Stock" on our December 31, 2019 balance sheet in a manner consistent with temporary equity under applicable accounting standards.

During the year ended December 31, 2020, 25,247 shares of our Series A Preferred Stock converted into 5,049,400 shares of our common stock, pursuant to the terms of the Purchase Agreement. As of December 31, 2020, 4,753 shares of our Series A Preferred Stock remained outstanding, convertible into 950,600 shares of our common stock.

In May 2020, a registration statement covering the resale of shares of our common stock underlying our Series A Preferred Stock was declared effective by the Securities and Exchange Commission (SEC). In accordance with the securities purchase agreements underlying the Series A Preferred Stock, the liquidation preference was terminated at that time, and we reclassified the Series A Preferred Stock into permanent equity. The holders of the Series A Preferred Stock also have the right to receive discretionary dividends paid to common shareholders. Except as required by law, the Series A Preferred Stock is non-voting stock. The holders of the Series A Preferred Stock each have a beneficial

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

ownership limitation of 9.99% of total outstanding shares of common stock, including an option for the holder to increase this percentage to 19.99%.

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

In March 2017, the Company and CyDex Pharmaceuticals, Inc. (CyDex) entered into a License Agreement and a Supply Agreement.  Under the terms of the License Agreement, CyDex has granted us an exclusive license to use sulfobutylether beta-cyclodextrin, CyDex’s Captisol® drug formulation system, and related intellectual property in connection with the development and commercialization of ganaxolone in any and all therapeutic uses in humans, with some exceptions.

As consideration for this license, we paid an upfront fee which was recorded as research and development expense in 2017, and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones.  We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales. As of December 31, 2020, we had not met any additional milestones under the License Agreement and have not made any additional payments to CyDex other than the upfront fee; however, we achieved a milestone in the first quarter of 2021 with a payment now due. Certain patents relating to Captisol®, including some that were licensed to us by CyDex, have expired, while other patents that are licensed to us remain in force.

Under the terms of the Supply Agreement, we are required to purchase all of our requirements for Captisol with respect to ganaxolone from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

Severance Agreements

In March 2021, we entered into a Severance Agreement and General Release (Severance Agreement) with Edward F. Smith, our Chief Financial Officer.  In connection with this Severance Agreement, we agreed to pay certain severance benefits for nine months to Mr. Smith, including salary and benefits continuation and ongoing consulting

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

services totaling approximately $0.5 million.  In addition, certain of Mr. Smith’s outstanding stock option agreements were modified to accelerate vesting and extend the exercise period, resulting in additional compensation cost of approximately $0.1 million. We did not record any severance charges related to Mr. Smith through the year ended December 31, 2020.

In March 2019, we entered into a Severance Agreement and General Release (Severance Agreement) with Christopher M. Cashman (Cashman), our former Chief Executive Officer.  In connection with this Severance Agreement, we agreed to pay certain severance benefits for one year to Cashman, including salary and benefits continuation and a prorated bonus totaling $0.6 million.  As of December 31, 2019, $0.1 million in severance benefits remained unpaid.  In addition, certain of Cashman’s outstanding stock option agreements were modified to accelerate vesting and extend the exercise period, resulting in additional compensation cost of $0.4 million. As of December 31, 2020, no amounts of severance remain unpaid to Cashman.

11. Income Taxes

On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy, then-President Trump signed The Coronavirus Aid, Relief, and Economic Security (CARES) Act into law, which provides a stimulus to the U.S. economy in the form of various individual and business assistance programs as well as temporary changes to existing tax law.  The changes to the provision in business tax laws include a five-year net operating loss carryback for the 2018, 2019 and 2020 tax years, a deferral of the employer’s portion of the social security tax, and an increase in the interest expense limitation under Section 163(j) from 30% to 50% for the 2019 and 2020 tax years, among other things. The CARES Act did not have a material impact on our income taxes, and we will continue to monitor for additional legislation related to COVID-19 and its impact on our results of operations.

On December 21, 2020, Congress approved the Consolidated Appropriations Act, 2021 (Appropriations Act), which was signed into law by then-President Trump on December 27, 2020. The Appropriations Act funds the federal government to the end of the 2021 fiscal year and provides further COVID-19 economic relief. Some of the business provisions included in the Appropriations Act are additional Paycheck Protection Program (PPP) loans, clarification of the deductibility of business expenses that were paid for with PPP funds, expansion of the employee retention credit, and temporary full deduction for business expenses for food and beverages provided by a restaurant. The Appropriations Act did not have a material impact on our income taxes, and we will continue to monitor for additional legislation related to COVID-19 and its impact on our results of operations.

Loss before income taxes is allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
U.S. operations	$67,475	$18,544
Foreign operations	—	35,577
Loss before income taxes	$67,475	$54,121

As of December 31, 2020 and 2019, we had approximately $212.0 million and $143.7 million, respectively, of net operating loss (NOL) carry forwards available to offset future federal and state taxable income that will expire beginning in 2023. As of December 31, 2020, we also have federal research and development credit carryovers of approximately $11.5 million and state credit carryovers of approximately $0.4 million, which expire beginning in 2023.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2020	2019
Gross deferred tax assets:
Net operating loss carryforwards	$59,819	$40,120
Accrued expenses	218	200
Contributions	4	4
Depreciation	58	42
Stock‑based compensation	4,270	2,967
Research and development and other credits and other carryforwards	11,906	9,118
Capitalized research and development expenses	15,891	—
Unrealized income	12	—
Total gross deferred tax assets	$92,178	$52,451
Gross deferred tax liabilities:
Depreciation	—	—
Total gross deferred tax liabilities	—	—
Net deferred tax assets	92,178	52,451
Less: valuation allowance	(92,178)	(52,451)
Net deferred tax assets after valuation allowance	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2020 and 2019. The valuation allowance increased by $39.7 million and $7.8 million during the years ended December 31, 2020 and 2019, respectively. The increase for the year ended December 31, 2020 was due primarily to our increase in net operating loss carryovers and an increase in tax attributes. The increase for the year ended December 31, 2019 was due primarily to our increase in net operating loss carryovers.

We did not have unrecognized tax benefits as of December 31, 2020 and 2019, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in

MARINUS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

income tax expense. We did not have uncertain tax positions as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, we had not accrued interest or penalties related to any uncertain tax positions.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2020	2019
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	(0.7)	(1.0)
State income tax, net of federal benefit	7.6	2.3
R&D tax credits	4.7	4.4
Change in state apportionment	—	1.1
Foreign income tax effect	—	(13.8)
Capitalized research and development expenses	26.2	—
Other	—	0.5
Change in valuation allowance	(58.8)	(14.5)
Effective income tax rate	0.0%	0.0%

For all years through December 31, 2020, we generated research and development credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

We file income tax returns in the United States, the State of Connecticut, and the Commonwealth of Pennsylvania. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2019. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.