Form 10-Q
period 2021-03-31
MARINUS PHARMACEUTICALS INC
filed 2021-05-17
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 14, 2021 was: 36,633,490.

Risk Factor Summary

The following summarizes the principal factors that make an investment in us speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We have not generated any revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and commercialization of ganaxolone.
●	Our failure to comply with the covenants or other terms of the Credit Agreement, including as a result of events beyond our control, could result in a default under the Credit Agreement that could materially and adversely affect the ongoing viability of our business.
●	Our Credit Agreement contains restrictions that limit our flexibility in operating our business.
●	Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.
●	We intend to expend our limited resources to pursue our sole clinical stage product candidate, ganaxolone, and may fail to capitalize on other technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.
●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

●	Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in four clinical trials and will require significant capital resources and years of additional clinical development effort.
●	We plan to submit an NDA for ganaxolone for the treatment of CDD in mid-2021 and we may not receive regulatory approval of our application.
●	Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, ganaxolone may not have favorable results in later clinical trials or receive regulatory approval.
●	Ganaxolone may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	The therapeutic efficacy and safety of ganaxolone are unproven, and we may not be able to successfully develop and commercialize ganaxolone in the future.
●	Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.
●	Even if ganaxolone receives regulatory approval, we will still face regulatory difficulties.
●	We may not be able to obtain orphan drug exclusivity for ganaxolone, which could limit the potential profitability of ganaxolone.
●	Even though we have received RPD Designation for ganaxolone for the treatment of CDD, we may not receive a rare pediatric disease priority review voucher.
●	Failure to obtain regulatory approval in international jurisdictions would prevent ganaxolone from being marketed in these jurisdictions.

Risks Related to the Commercialization of Our Product

●	Our commercial success depends upon attaining significant market access and acceptance of ganaxolone, if approved, among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ganaxolone.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell ganaxolone, we may be unable to generate any revenue.
●	Even if we are able to commercialize ganaxolone, it may not receive coverage and adequate reimbursement from third-party payers, which could harm our business.
●	If the market opportunities for ganaxolone are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual and/or regulatory requirements or meet expected deadlines, our development plans may be adversely affected and we may not be able to obtain regulatory approval for or commercialize ganaxolone.
●	Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials. We have no experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing of ganaxolone could be delayed.
●	Government funding for certain of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

Risks Related to Regulatory Compliance

●	Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize ganaxolone and affect the prices we may obtain.

Risks Related to Intellectual Property

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Third parties, such as Ovid Therapeutics, Inc., may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
●	We rely on government funding for certain of our research and development activities and we may develop intellectual property through such activities and therefore may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Risks Related to our Business Operations and Ownership of Our Common Stock

●The COVID-19 pandemic could adversely affect our business and our ability to conduct and complete clinical trials.
●	The market price of our stock has been, and may continue to be, highly volatile, and you could lose all or part of your investment.
●	Insiders have substantial influence over us and could delay or prevent a change in corporate control.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$123,472	$138,509
Short-term investments	—	1,474
Federal contract revenue receivable	2,650	1,646
Prepaid expenses and other current assets	3,676	4,638
Total current assets	129,798	146,267
Property and equipment, net	1,894	1,945
Other assets	2,167	2,250
Total assets	$133,859	$150,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,167	$2,211
Accrued expenses	10,954	8,518
Total current liabilities	16,121	10,729
Other long-term liabilities	2,404	2,534
Total liabilities	18,525	13,263
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 4,753 shares issued and outstanding at March 31, 2021 and December 31, 2020	4,469	4,469
Common stock, $0.001 par value; 150,000,000 shares authorized, 36,640,797 issued and 36,633,490 outstanding at March 31, 2021 and 36,585,767 issued and 36,578,400 outstanding at December 31, 2020	37	37
Additional paid-in capital	449,898	444,622
Treasury stock at cost, 7,307 shares at March 31, 2021 and December 31, 2020	—	—
Accumulated deficit	(339,070)	(311,929)
Total stockholders’ equity	115,334	137,199
Total liabilities and stockholders’ equity	$133,859	$150,462

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Federal contract revenue	$1,806	$—
Expenses:
Research and development	$18,591	$15,004
General and administrative	10,376	3,850
Loss from operations	(27,161)	(18,854)
Interest income	24	222
Other expense, net	(4)	(40)
Net loss and comprehensive loss	$(27,141)	$(18,672)
Deemed dividends on convertible preferred stock	—	(8,880)
Net loss and comprehensive loss applicable to common shareholders	$(27,141)	$(27,552)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.74)	$(1.27)
Basic and diluted weighted average shares outstanding	36,599,701	21,665,461

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities
Net loss	$(27,141)	$(18,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	84
Stock-based compensation expense	5,035	1,876
Noncash lease expense	73	62
Noncash lease liability	82	95
Amortization of discount on investments	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets and federal contract revenue receivables	366	258
Accounts payable, accrued expenses and other long term-liabilities	5,325	2,259
Net cash used in operating activities	(16,175)	(14,037)
Cash flows from investing activities
Maturities of short-term investments	1,474	1,737
Purchases of short-term investments	—	(8,433)
Deposit on property and equipment	(404)	—
Purchases of property and equipment	(28)	(1)
Net cash provided by (used in) investing activities	1,042	(6,697)
Cash flows from financing activities
Proceeds from exercise of stock options	244	312
Financing costs	(148)	(195)
Net cash provided by financing activities	96	117
Net decrease in cash and cash equivalents	(15,037)	(20,617)
Cash and cash equivalents—beginning of period	138,509	90,943
Cash and cash equivalents—end of period	$123,472	$70,326

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2019	—	$—	21,625,088	$22	$295,056	7,307	$—	$—	$(235,574)	$59,569
Stock-Based Compensation Expense					1,876					1,876
Exercise of stock options			59,978		312					312
Issuance of restricted stock			5,250							—
Unrealized gain on investments								28		28
Deemed dividend on beneficial conversion feature - Series A convertible preferred stock					8,880				(8,880)	—
Net Loss									(18,672)	(18,672)
Balance, March 31, 2020	—	—	21,690,316	22	306,124	7,307	—	28	(263,126)	43,113

Balance, December 31, 2020	4,753	$4,469	36,585,767	$37	$444,622	7,307	$—	$—	$(311,929)	$137,199
Stock-Based Compensation Expense					5,035					5,035
Exercise of stock options			55,030		244					244
Financing Costs					(3)					(3)
Net Loss			—	—	—	—	—	—	(27,141)	(27,141)
Balance, March 31, 2021	4,753	$4,469	36,640,797	$37	$449,898	7,307	$—	$—	$(339,070)	$115,334

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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

The continued global spread of COVID-19 has impacted our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three months ended March 31, 2021. For example, several of our Phase 1 trials of oral ganaxolone to support the development of CDD have experienced delays in enrollment due to COVID-19; however we do not expect these delays to impact our ability to file an NDA. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in RSE is conducted in hospitals and resources related to the COVID-19 outbreak may divert staffing in hospitals, taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while COVID-19 outbreaks continue. Although operations have not been materially affected by the COVID-19 pandemic as of and for the three months ended March 31, 2021, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception, including losses of $27.1 million for the three months ended March 31, 2021. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, if approved, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of March 31, 2021 was $339.1 million and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions and revenues from future product sales, if any. We have not generated positive cash flows from operations,

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and, if approved, commercialization of our product candidates.

On May 11, 2021 (the Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million available to us in five tranches as follows (collectively, the Term Loans):

●	$15.0 million of tranche A-1 term loans advanced on the Closing Date.
●	$30.0 million of tranche A-2 term loans subject to written acceptance by the U.S. Food and Drug Administration (FDA) of a New Drug Application (NDA) filing relating to the use of ganaxolone in the treatment of CDKL5 deficiency disorder (CDD).
●	$30.0 million of tranche B term loans subject to receipt of written approval from the FDA of an NDA permitting the marketing of ganaxolone in interstate commerce in the United States to treat CDD (the FDA Approval).
●	$25.0 million of tranche C term loans subject to receipt of the FDA Approval and the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million. In addition, the availability of this tranche is subject to either our current Phase 3 trial in RSE or a Phase 3 trial in tuberous sclerosis complex (TSC) achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.
●	$25.0 million of tranche D term loans subject to receipt of the FDA Approval and us earning at least $50 million in net product revenue in the United States for a period of six consecutive months.

The Term Loans will bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Closing Date (the Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Closing Date in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. A commitment fee of 75 basis points per annum will accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

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

We believe that our cash and cash equivalents balances as of March 31, 2021, including the net upfront proceeds received in May 2021 from our Credit Agreement, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Marinus Pharmaceuticals, Inc. (a Delaware corporation) as well as the accounts of Marinus Pharmaceuticals Emerald Limited (an Ireland company incorporated in February 2021), a wholly owned subsidiary requiring consolidation. Marinus Pharmaceuticals Emerald Limited serves as a corporate presence in the European Union for regulatory purposes. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the U.S. (GAAP) for annual financial statements. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and accompanying notes thereto included in our annual report on Form 10-K filed with the SEC on March 9, 2021.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

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

Federal Contract Revenue

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred, and receivables associated with this revenue are recorded as federal contract revenue receivable on our interim consolidated balance sheets. This revenue is not within the scope of Accounting Standards Codification (ASC) 606 – Revenue from contracts with customers.

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

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets
Money market funds (cash equivalents)	$122,210	$—	$—	$122,210
Total assets	$122,210	$—	$—	$122,210
December 31, 2020
Assets
Money market funds (cash equivalents)	$138,509	$—	$—	$138,509
Certificates of deposit	1,474	—	—	1,474
Total assets	$139,983	$—	$—	$139,983

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll and related costs	$2,533	$4,097
Clinical trials and drug development	6,645	2,452
Professional fees	1,158	927
Short-term lease liabilities	519	510
Other	99	532
Total accrued expenses	$10,954	$8,518

5. Investments

We did not have any investments as of March 31, 2021. As of December 31, 2020, our investments consisted of certificates of deposit with various financial institutions with original maturities of six to nine months.  Investments are classified as short- or long-term investments on our balance sheets based on original maturity. Certificates of deposits were classified as held-to-maturity and were recorded at amortized cost, which approximated fair value.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our certificates of deposit are each individually and fully insured by the federal Depsot Insurance Company (FDIC). Accordingly, we did not record any allowance for potential credit losses as of December 31, 2020.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

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

	March 31,
	2021	2020
Convertible preferred stock	950,600	6,000,000
Restricted stock	22,000	5,250
Stock options	4,436,778	3,264,041
	5,409,378	9,269,291

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of March 31, 2021, 6,565 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, most recently amended in May 2020 (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. As of March 31, 2021, 3,386,335 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 646,221 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 4,436,778 stock options outstanding as of March 31, 2021 at a weighted-average exercise price of $11.97 per share, including 1,043,878 stock options outstanding outside of the 2014 Plan, granted as inducements to new employees. During the three months ended March 31, 2021, 1,235,351 options were granted to employees and directors at a weighted-average exercise price of $13.33 per share. Of the options granted, 1,005,038 options were granted pursuant to the 2014 Plan and 230,313 were granted outside of the 2014 Plan as inducements for new employees.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$1,190	$729
General and administrative	3,790	1,146
Total	$4,980	$1,875

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

We issued 0 and 5,250 restricted shares of common stock during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 there were 22,000 restricted shares of common stock outstanding.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
General and administrative	55	1
Total	$55	$1

Preferred Stock

As of March 31, 2021, 4,753 shares of our Series A Convertible Preferred Stock (Preferred Stock) remained outstanding, convertible into 950,600 shares of our common stock. In May 2020, a registration statement covering the resale of shares of our common stock underlying our Preferred Stock was declared effective by the SEC. In accordance with the securities purchase agreements underlying the Preferred Stock, the liquidation preference was terminated, and we reclassified the Preferred Stock into permanent equity.

Deemed Dividends

On March 31, 2020, our stockholders approved an amendment to our company charter, which was filed with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock, which resulted in the recognition of a beneficial conversion feature on our Preferred Stock. Accordingly, we recorded $8.9 million in deemed dividends in the three months ended March 31, 2020, which was calculated as the difference between the conversion price and the fair value of our common stock on the commitment date (transaction date) in connection with the closing of concurrent equity financings during the fourth quarter of 2019.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

8. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of March 31, 2021, our operating leases had a weighted average remaining lease term of 53 months.  These right-of-use (ROU) assets are included in "Other assets" on our interim consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.  The ROU assets were initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of March 31, 2021 and December 31, 2020, ROU assets were $1.9 million and $2.0 million, respectively, and operating lease liabilities were $2.9 million and $3.0 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During each of the three months ended March 31, 2021 and 2020, we recognized $0.2 million in total lease costs, which included less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of March 31, 2021 and December 31, 2020, we have not recognized any impairment losses for our ROU assets.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

Remaining nine months of 2021	616
2022	807
2023	823
2024	840
Thereafter	642
3,728
Less: imputed interest	(805)
Total lease liabilities	$2,923

Current operating lease liabilities	$519
Non-current operating lease liabilities	2,404
Total lease liabilities	$2,923

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to develop and commercialize ganaxolone;
●	status, timing and results of preclinical studies and clinical trials;
●	design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone;
●	the timing of seeking marketing approval of ganaxolone;
●	our ability to obtain and maintain marketing approval;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our plans to develop and market ganaxolone and the timing of our development programs;
●	our estimates of the size of the potential markets for ganaxolone;
●	our selection and licensing of ganaxolone;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone and our product candidates;

●	our ability to create an effective sales and marketing infrastructure if we elect to market and sell ganaxolone directly;
●	the rate and degree of market acceptance of ganaxolone;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity for ganaxolone;
●	the extent to which our ability to market and sell ganaxolone may be negatively impacted by third party patents;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	the industry in which we operate;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the trends that may affect the industry or us.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim consolidated financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2020 which are included in our Annual Report on Form 10-K filed with the SEC on March 9, 2021.

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

The continued global spread of COVID-19 has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three months ended March 31, 2021. For example, several of our Phase 1 trials of oral ganaxolone to support the development of CDD have experienced delays in enrollment due to COVID-19; however, we do not expect these delays to impact our ability to file an NDA. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with guidance of the FDA on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our RAISE Trial in refractory status epilepticus (RSE) is being conducted in hospitals, and resources related to the COVID-19 pandemic may divert staffing in hospitals, taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while COVID-19 outbreaks continue. Although operations were not materially affected by the COVID-19 pandemic as of and for the three months ended March 31, 2021, we are unable to predict the impact that COVID-19 will have in the future on our business, financial position, operating results and cash flows due to numerous uncertainties. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

GANAXOLONE
Phase 1
Phase 2
Phase 3
Anticipated Milestones
Administered
Seizure Disorders
Oral Suspension
CDKL5 Deficiency Disorder (CDD)
NDA submission Mid-2021
MAA submission Q3 2021
Oral Suspension
Tuberous Sclerosis Complex (TSC)
PH2 Data Q3 2021
PH3 Patient enrollment Q4 2021
Intravenous Clinical Development
Refractory Status Epilepticus (RSE)
Data 1H-2022
Intravenous Clinical Development
Refractory Status Epilepticus (RSE): European Trial
PH3 trial to begin 1H 2022
Intravenous Clinical Development
Established Status Epilepticus (ESE)
1st patient enrolled 1H 2022
Data Mid-2023
Oral Suspension
Lennox-Gastaut Syndrome (LGS)
PH2 trial to begin mid-2022
Ongoing trial
Proposed future trial

Status Epilepticus (SE)

Status epilepticus (SE) is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having established SE (ESE) and those who then progress to and then fail at least one second-line antiepileptic drug (AED) are classified as having refractory status epilepticus (RSE). In RSE, synaptic GABAA receptors are internalized into the neuron, resulting in decreased responsiveness to drugs such as benzodiazepines. Treatment for RSE unresponsive to one or more second-line AEDs is IV anesthesia to terminate seizures and prevent neuronal injury and other complications. The IV anesthetic is increased to a level that induces deep coma and is maintained at that rate for 24 hours or more. SE that recurs following an attempted wean of IV anesthesia is classified as super refractory status epilepticus (SRSE). In April 2016, we were granted FDA orphan drug designation for IV formulation of ganaxolone for the treatment of SE, which includes RSE.

In January 2021, we enrolled the first patient in a Phase 3 pivotal clinical trial (the RAISE Trial). The RAISE Trial is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. Approximately 80 trial sites in hospitals across the U.S. will participate in the RAISE Trial. The RAISE Trial is designed to enroll approximately 124 patients, who will be randomized to receive ganaxolone or placebo added to standard of care. With this number of patients, the trial will provide over 90 percent power to detect a 30 percent efficacy difference between ganaxolone and placebo.

The co-primary endpoints for the RAISE Trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for RSE treatment, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following initiation of the study drug. We plan to announce top-line data from the trial in the first half of 2022. Planning continues for a separate RSE trial to be conducted in Europe (the RAISE II Trial). Following a meeting with the EMA in the first quarter of 2021, at which we discussed study design, trial initiation is planned for the first half of 2022. The RAISE II Trial will be a double blind, placebo-controlled pivotal registration study expected to enroll 70 patients who have failed first-line benzodiazepine treatment and at least one prior second-line AED. Patients will receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line AED. The RAISE II Trial in Europe differs from the RAISE trial in the U.S., with the RAISE II Trial using adjunctive ganaxolone that can be initiated earlier in the course of RSE.

CDKL5 Deficiency Disorder (CDD)

CDD is a serious and rare genetic disorder that is caused by a mutation of the cyclin-dependent kinase-like 5 (CDKL5) gene, located on the X chromosome. It predominantly affects females and is characterized by early-onset, difficult-to-control seizures and severe neuro-developmental impairment. The CDKL5 gene encodes proteins essential for normal brain function. Most children affected by CDD cannot walk normally, talk, or care for themselves. Many also suffer from scoliosis, visual impairment, gastrointestinal difficulties or sleep disorders. There are no medications approved specifically for the treatment of CDD. Genetic testing is available to determine if a patient has a mutation in the CDKL5 gene. To our knowledge, no previous late-stage clinical trials have been conducted in this patient population. In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDKL5 Disorder.  Additionally, in November 2019, the European Medicine Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD.

In September 2020, we announced in top-line results that ganaxolone achieved the primary endpoint in a pivotal Phase 3 clinical trial (Marigold Study), which evaluated the use of oral ganaxolone in children and young adults with CDD. We have received feedback from the FDA that the efficacy and safety data resulting from the Marigold Study appear capable of supporting the filing of an NDA for ganaxolone in the treatment of CDD. The adequacy of these data to support an approval of ganaxolone for the proposed indication will be a matter of review for the FDA. We had a pre-NDA meeting with the FDA in March 2021 to discuss the proposed format and content of the NDA. The top-line results reported for the Marigold Study in September 2020 indicated that the primary endpoint, median 28-day major motor seizure frequency reduction, was 32.2 percent for ganaxolone compared to 4.0 percent for placebo (p=0.002). In connection with the preparation of the NDA submission for CDD, we determined that the top-line data previously reported in September 2020 included seizure diary entries that were duplicates of seizures that parents or caregivers had already entered. The duplicate data, which was the result of programming and data transfer errors, affected approximately 1.7 percent of total seizures reported. These duplicate entries were deleted from the final data analysis that will be submitted in the NDA for the Marigold Study. The final data analysis of the primary endpoint resulted in a median 28-day major motor seizure frequency reduction of 30.7 percent compared to 6.9 percent for placebo (p=0.0036). We do not believe these changes affect the statistical or clinical conclusions of the Marigold Study.

We also had a pre-Marketing Authorization Application (MAA) meeting with the EMA in March 2021 to discuss the proposed format and content of the MAA. We plan to submit an NDA for ganaxolone in the treatment of CDD to the FDA in mid-2021 and an MAA for ganaxolone for the treatment of CDD to the EMA at the end of the third quarter of 2021.

In July 2020, the FDA granted Rare Pediatric Disease (RPD) Designation for ganaxolone for the treatment of CDD. FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, Marinus may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application. The authority for the FDA to award rare pediatric disease priority review vouchers for drugs after September 30, 2024 is currently limited to drugs that RPD Designation on or prior to September 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. If the NDA for ganaxolone is not approved on or prior to September 30, 2026 for any reason, it will not be eligible for a priority review voucher. However, it is possible that the authority for the FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

In September 2020, Ovid Therapeutics, Inc. (Ovid) contacted us and disclosed that it owns two recently issued patents that include claims that encompass our product candidates for the treatment of CDD and PCDH19. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for CDD and PCDH19, during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for CDD, or PCDH19, as applicable, based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for CDD and PCDH19, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for CDD and PCDH19 altogether, which would have a material adverse impact on our business. We are also aware of a pending patent application by Ovid in the same patent family that includes claims that encompass our product candidate for the treatment of SE. This pending patent application is in the early stages of examination at the USPTO. It is possible that this pending patent application may issue as a patent with claims that encompass our product candidate for the treatment of RSE, in which case, the above risks would also apply to any such patent that was issued.

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

We are conducting a Phase 2 open-label trial (CALM Study) to evaluate the safety and tolerability of adjunctive ganaxolone treatment in patients with TSC. The trial is expected to enroll approximately 25 patients ages 2 to 65 and consists of a four-week baseline period followed by a 12-week treatment period and a 24-week extension. Patients will receive up to 600 mg of ganaxolone (oral liquid suspension) three times a day. The primary endpoint is the percent change in 28-day seizure frequency during the treatment period relative to baseline. We expect to report top-line data in the third quarter of 2021 and also plan to further explore whether allopregnanolone sulfate levels represent a response biomarker. Our interim evaluation of the dataset in the CALM Study supports our plan to move to a Phase 3 trial in the third quarter of 2021. An end of Phase 2 meeting with the FDA is targeted for the third quarter of 2021 and a meeting with the EMA is targeted for the fourth quarter of 2021 with the first patient enrolled in the Phase 3 clinical trial in the fourth quarter of 2021.

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

We conducted a Phase 2 proof-of-concept (POC) clinical trial (Violet Study) of ganaxolone treatment in patients with PCDH19-RE, in which enrollment was stratified based on allopregnanolone sulfate, a potential biomarker for the antiepileptic efficacy of ganaxolone.  We enrolled 21 patients in one of two strata based on baseline allopregnanolone sulfate levels. The trial consisted of a 12-week prospective baseline period, followed by a 17-week double-blind treatment phase. Patients were titrated over four weeks to a dose of up to 600 mg of ganaxolone oral liquid suspension or matching placebo three times daily and maintain that dose for the following 13 weeks. Physicians have been offered the opportunity to continue treating patients with ganaxolone following the completion of the protocol-specified treatment on a compassionate-use basis.

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

In March 2021, we announced top-line data from the Violet Study. In the trial, patients on ganaxolone experienced a median 61.5% reduction in primary endpoint seizure frequency compared to a median 24.0% reduction in patients on placebo (p=0.17). Ganaxolone was generally well tolerated, with one patient in the ganaxolone arm discontinuing treatment due to a serious adverse event (SAE), psychogenic nonepileptic seizures, judged by the investigator to be ganaxolone-related. Allopregnanolone sulfate levels were not predictive of ganaxolone response, indicating that levels of this compound do not represent a response biomarker in the disorder.

Lennox-Gestaut Syndrome (LGS)

LGS is a severe form of epilepsy that typically begins between one and eight years of age. Affected children experience multiple seizure types that are often unresponsive to treatment, the most common being atonic, tonic and atypical absence seizures. Children with LGS may also have neurodevelopmental delay and behavioral problems.

We are pursuing the development of ganaxolone for LGS, given the overlap in seizure types and etiologies with other disorders where ganaxolone has potential to improve clinical outcomes, such as CDD and TSC. We plan to present additional details on clinical development plans for LGS in the second half of 2021, targeting initiation of a Phase 2 clinical trial in mid-2022.

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

Operations

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical studies, clinical trials and raising capital. We have funded our operations primarily through sales of equity and debt securities. At March 31, 2021, we had cash and cash equivalents of $123.5 million. We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $27.1 million and $18.7 million for the three months ended March 31, 2021 and 2020, respectively. Our accumulated deficit as of March 31, 2021 was $339.1 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

●	conduct later stage clinical trials in targeted indications;
●	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;
●	conduct other preclinical studies and clinical trials to support the filing of NDAs with the FDA, MMAs with the EMA and other marketing authorization filings with regulatory agencies in other countries;
●	acquire the rights to other product candidates and fund their development;

●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, manufacturing and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash and cash equivalents balances as of March 31, 2021, including the net upfront proceeds received in May 2021 from our Credit Agreement, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2022. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources, in order to carry out all of our planned research, development and commercialization activities with respect to ganaxolone.

Financial Overview

Federal Contract Revenue

In September 2020, we entered into a contract (the BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we will receive an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of RSE. Funding will include support on a cost-sharing basis for completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE who are refractory to second line anti-epileptic drugs, funding of pre-clinical studies to assess whether IV-administered ganaxolone is an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

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

Results of Operations

Federal Contract Revenue

Federal contract revenue was $1.8 million for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020 as a result of the BARDA Contract.

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

	Three Months Ended
	March 31,
	2021	2020
CDKL5 deficiency disorder (1)	$3,757	$5,598
Refractory status epilepticus (2)	4,193	2,463
PCDH19-related epilepsy (3)	2,039	2,180
Tuberous Sclerosis (4)	1,755	428
Indirect research and development (5)	6,847	4,335
Total	$18,591	$15,004

Note: Certain prior year expenses have been reclassified to conform to current year presentation.

(1)	The decrease in the three months ended March 31, 2021 was due to completion of the Phase 3 trial and data read out in the third quarter of 2020.
(2)	The increase is due primarily to enhanced drug development activity, including preclinical studies and manufacturing activities for our ongoing Phase 3 clinical trial.
(3)	Costs related to PCDH19-related epilepsy remained flat for the three months ended March 31, 2021 compared to March 31, 2020. During the three months ended March 31, 2021, we primarily incurred study closeout activities as a result of reducing the scope of the clinical trial in 2020 from a Phase 3 trial to a Phase 2 proof-of-concept trial.
(4)	The increase was due to the fact that we began making preparations for a Phase 2 clinical trial in TSC during the first quarter of 2020, and enrollment was ongoing in an open label extension during the first quarter of 2021.
(5)	Indirect research and development expenses in support of all our programs have increased due to the overall increase in preclinical, clinical, manufacturing and commercialization activities, and increased headcount.

General and Administrative Expenses

General and administrative expenses were $10.4 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively. The primary drivers of the increase were $1.8 million in increased commercialization preparation, $1.6 million in increased personnel costs and $2.7 million in increased noncash stock-based compensation. Of the increased noncash stock-based compensation, $2.1 million was due to modifications of stock options in connection with a severance agreement with our former Chief Financial Officer.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $27.1 million and $18.7 million for the three months ended March 31, 2021 and 2020, respectively. Our cash used in operating activities was $16.2 million for the three months ended March 31, 2021 compared to $14.0 million for the same period a year ago. Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans. At March 31, 2021, we had cash and cash equivalents of $123.5 million.

Oaktree Credit Agreement

On May 11, 2021 (the Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million available to us in five tranches as follows (collectively, the Term Loans):

●	$15.0 million of tranche A-1 term loans advanced on the Closing Date.
●	$30.0 million of tranche A-2 term loans subject to written acceptance by the FDA of an NDA filing relating to the use of ganaxolone in the treatment of CDD.
●	$30.0 million of tranche B term loans subject to receipt of written approval from the FDA of an NDA permitting the marketing of ganaxolone in the United States to treat CDD (the FDA Approval).
●	$25.0 million of tranche C term loans subject to receipt of the FDA Approval and the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million. In addition, the availability of this tranche is subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.
●	$25 million of tranche D term loans subject to receipt of the FDA Approval and us earning at least $50 million in net product revenue in the United States for a period of six consecutive months.

The Term Loans will bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Closing Date (the Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Closing Date in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. A commitment fee of 75 basis points per annum will accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated.

BARDA Contract

In September 2020, we entered into the BARDA Contract with BARDA. Under the BARDA Contract, we will receive an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of

RSE. Funding will include support on a cost-sharing basis for completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE who are refractory to second line anti-epileptic drugs, funding of pre-clinical studies to assess whether IV-administered ganaxolone is an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

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

Equity Financings

In connection with the closing of an equity financing in December 2020, we issued a total of 5,000,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $64.9 million

In connection with the closing of an equity financing in June 2020, we issued a total of 4,600,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $42.9 million.

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the year ended December 31, 2020, we issued 78,807 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds of $0.6 million. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60.0 million through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the Securities and Exchange Commission on July 9, 2020 and declared effective by the Securities and Exchange Commission on July 27, 2020. We did not sell any shares of our common stock during the three months ended March 31, 2021 under the New EDA.

Cash Flows

Operating Activities. Cash used in operating activities increased to $16.2 million for the three months ended March 31, 2021 compared to $14.0 million for the same period a year ago. The increase was driven primarily by a $8.5 million increase in net loss, offset by an increase of $3.1 million in the change in accounts payable, accrued expenses and other non-current liabilities as we make commercial preparations and continue enrollment in our Phase 3 clinical trial in RSE and a $3.2 million increase in noncash stock based compensation.

Investing Activities. Cash provided by investing activities for the three months ended March 31, 2021 represents the maturity of short-term investments of $1.5 million offset by $0.4 million in deposits on fixed assets. Cash used in investing activities for the three months ended March 31, 2020 represents purchases of investments of $8.4 million offset by $1.7 million in maturities of short-term investments.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2021 and 2020 each represents proceeds from the exercise of stock options offset by payments of financing costs.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our continuing and planned clinical trials for ganaxolone, as well as scale up our operations and prepare for the potential commercialization of ganaxolone.

We believe that our cash and cash equivalents as of March 31, 2021, including the net upfront proceeds received in May 2021 from our Credit Agreement, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2022. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2020, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 9, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $27.1 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $339.1 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

We believe that our cash and cash equivalents as of March 31, 2021, including the net upfront proceeds received in May 2021 from our Credit Agreement, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for ganaxolone or any other future product candidates;
●	clinical development plans we establish for ganaxolone and any other future product candidates;
●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our existing or any future licensing agreements;
●	our ability to receive funding under the BARDA Contract;
●	number and characteristics of product candidates that we discover or in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA, the EMA and other comparable foreign regulatory authorities, including the potential for the FDA, the EMA or other comparable foreign regulatory authorities to require that we perform more studies or clinical trials than those that we currently expect;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effects of competing technological and market developments;
●	our obligations to make principal and interest payments under the Credit Agreement;
●	costs and timing of the implementation of commercial-scale manufacturing activities; and
●	costs and timing of establishing sales, marketing and distribution capabilities for ganaxolone or any other product candidates for which we may receive regulatory approval.

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

Our failure to comply with the covenants or other terms of the Credit Agreement, including as a result of events beyond our control, could result in a default under the Credit Agreement that could materially and adversely affect the ongoing viability of our business.

On May 11, 2021 (the Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent (the Administrative Agent) and the lenders party thereto (the Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million, consisting of (i) tranche A-1 term loans in an aggregate principal amount of $15.0 million advanced on the Closing Date, (ii) tranche A-2 term loans in an aggregate principal amount of $30.0 million, (iii) tranche B term loans in an aggregate principal amount of $30.0 million, (iv) tranche C term loans in an aggregate principal amount of $25.0 million and (v) tranche D term loans in an aggregate principal amount of $25.0 million (collectively, the Term Loans). Our ability to draw each tranche of the Term Loans is subject to the satisfaction of certain conditions applicable to each tranche as specified in the Credit Agreement. The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Closing Date (the Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Closing Date, in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. A commitment fee of 75 basis points per annum will accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated. The Term Loans will be guaranteed by certain of our future subsidiaries. Our obligations under the Credit Agreement and the guarantee of such obligations are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the future guarantors.    The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without the Administrative Agent's prior consent, as well as a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to (i) from the Closing Date until the funding of the tranche A-2 term loans, $10.0 million, (ii) from the funding date of the tranche A-2 term loans until the funding date of the tranche B term loans, $20.0 million, and (iii) from the funding of the tranche B term loans until the Maturity Date, $15.0 million.

The Administrative Agent may elect to accelerate the repayment of all unpaid principal of the Term Loans, accrued interest and other amounts owed under the Credit Agreement upon consummation of a specified change of control transaction or the occurrence of certain events of default (as specified in the Credit Agreement), including, among other things:

●	our default in a payment obligation under the Credit Agreement;
●	our breach of the restrictive covenants or other terms of the Credit Agreement;
●	our breach of reporting obligations;
●	our failure to properly maintain the collateral;
●	certain regulatory actions that causes an ongoing delay in commercialization of ganaxolone and which could reasonably be expected to result in a material adverse effect;
●	a recall of ganaxolone that could reasonably be expected to result in a material adverse effect;
●	following the sale of ganaxolone by us in the United States to treat CDD, an injunction against the sale or manufacture of ganaxolone for more than 45 days that could, after the termination of such 45-day period, reasonably be expected to result in a material adverse effect; and

●	certain specified insolvency and bankruptcy-related events.

Subject to any applicable cure period set forth in the Credit Agreement, all amounts outstanding with respect to the Term Loans (principal and accrued interest), as well as any applicable prepayment premiums, interest “make-whole” payments or exit fees, would become due and payable (i) immediately, in the case of a payment or bankruptcy event of default or (ii) in the case of any other event of default, upon the request of Lenders holding at least a majority of the outstanding Term Loans and Term Loan commitments, at a default interest rate of 13.50%. Our assets or cash flow may not be sufficient to fully repay our obligations under the Term Loans if the obligations thereunder are accelerated upon any events of default. The duration and magnitude of any negative impact from the COVID-19 pandemic on ganaxolone commercialization, development or net revenues could also affect our ability to meet the requirements to draw on one or more of the Term Loan tranches and to remain in compliance with our liquidity financial covenant. Further, if we are unable to repay, refinance or restructure our obligations under the Term Loans, the Administrative Agent on behalf of the Lenders could proceed to protect and enforce their rights under the Credit Agreement and other loan documents by exercising such remedies (including foreclosure on the assets securing our obligations under the Credit Agreement and the other loan documents) as are available to the Administrative Agent and Lenders and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Credit Agreement or other loan documents or in aid of the exercise of any power granted in the Credit Agreement or other loan documents. The foregoing would materially and adversely affect the ongoing viability of our business.

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without the prior consent of the Administrative Agent and the Lenders holding a majority of the Term Loan commitments. These covenants limit our ability to, among other things:

●	sell, transfer, lease or dispose of our assets;
●	create, incur or assume additional indebtedness;
●	encumber or permit liens on certain of our assets;
●	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;
●	make specified investments (including acquisitions, loans and advances);
●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
●	enter into certain transactions with our affiliates;
●	grant certain license rights related to our products, technology and other intellectual property rights; and
●	permit our cash and cash equivalents held in certain deposit accounts to at any time be less than (i) from the Closing Date until the funding of the tranche A-2 term loans, $10.0 million, (ii) from the funding of the tranche A-2 term loans until the funding of the tranche B term loans, $20.0 million and (ii) from the funding date of the tranche B term loans until the Maturity Date, $15.0 million.

The covenants in our Credit Agreement and related security agreements may limit our ability to take certain actions that may be in our long-term best interests. In the event that we breach one or more covenants, the Administrative Agent may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Credit Agreement, plus penalties and interest, terminate the Lenders’ commitments to fund any undrawn Term Loan tranches and foreclose on the collateral granted to them to secure the obligations under the Credit Agreement and the other loan documents. Such repayment could have a material adverse effect on our business, operating results and financial condition.

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

The FDA has provided guidance to the industry that the substantial evidence requirement for effectiveness, which had generally been interpreted as calling for two adequate and well-controlled clinical trials, could also be met by a single clinical trial plus confirmatory evidence. In September 2020, we announced that ganaxolone achieved the primary endpoint in the Marigold Study, which evaluated the use of oral ganaxolone in children and young adults with CDD. We requested feedback from the FDA as to whether the Marigold Study could serve as a single pivotal efficacy trial to support the approval of ganaxolone for the treatment of CDD.  Based on the information we provided the FDA, which included supportive data from an earlier clinical trial, the FDA responded that the efficacy and safety data to be included in our planned NDA appear capable of supporting the filing of our planned NDA.  The adequacy of these data to support an approval of ganaxolone for CDD will be a matter for FDA review of the application.   There is a risk that the FDA may determine as a result of their review of our NDA, that we have not met the FDA requirements for ganaxolone approval.

In addition, ganaxolone is metabolized extensively in animals and humans. During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. In October 2020, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included at the time of submission; results from any additional studies that may be required based on an evaluation of these data could be submitted during the review or, if unavailable, in response to a post-marketing requirement(s) if the application is approved. If such additional non-clinical data indicates a safety issue, it may impact approvability or the FDA may impose serious and extensive restrictions on the commercialization of oral ganaxolone for CDD, which could have a material adverse impact on our business, results of operations and financial condition. We have recently completed an activity assay for the M2 metabolite and believe the results are consistent with our expectations and supportive of a mid-year 2021 filing. We plan to submit an NDA for oral ganaxolone in the treatment of CDD to the FDA in mid-2021 and an MAA for oral ganaxolone for the treatment of CDD to the EMA at the end of the third quarter of 2021.

We are conducting the RAISE Trial in RSE, which is a life threatening medical condition involving prolonged seizure activity in seriously ill patients.  The RAISE Trial requires expertise in electroencephalogram (EEG) interpretation, which may be subject to variability, and the FDA or foreign regulatory authorities could find the data generated in this trial inadequate or difficult to interpret, which could delay, limit or prevent regulatory approval for this indication. Additionally, the clinical trial endpoints of the RAISE Trial are based on treatment outcomes, including initiation of anesthesia for treatment of RSE. Practice variability in the use of anesthesia for SE treatment could adversely impact the ability to show a treatment effect with ganaxolone. Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval trial or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

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

Undesirable side effects caused by ganaxolone could cause us, an international review board (IRB), or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Although ganaxolone has generally been safe and well-tolerated by patients in our clinical trials to date, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the CNS were categorized as severe as compared to side effects of other body systems.

If these side effects are reported in future clinical trials, or if other safety or toxicity issues are reported in our future clinical trials, we may not receive approval to market ganaxolone or approval may be limited, which could prevent us from ever generating material revenue or achieving profitability. Furthermore, although we are currently developing ganaxolone for multiple indications, negative safety findings in any one indication could force us to delay or discontinue development in other indications. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of ganaxolone for any or all targeted indications. Drug-related side effects could affect trial subject recruitment or the ability of enrolled patients to complete our future clinical trials and may result in potential product liability claims.

In addition, ganaxolone is metabolized extensively in animals and humans. During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. In October 2020, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included at the time of submission; results from any additional studies that may be required based on an evaluation of these data could be submitted during the review or, if unavailable, in response to a post-marketing requirement(s) if the application is approved. If such additional non-clinical data indicates a safety issue, it may impact approvability or the FDA may impose serious and extensive restrictions on the commercialization of CDD, which could have a material adverse impact on our business, results of operations and financial condition. We have recently completed an activity assay for the M2 metabolite and believe the results are consistent with our expectations and supportive of a mid-year 2021 filing.

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

Additionally, the FDA may recommend scheduling of ganaxolone as a controlled substance if it determines ganaxolone has abuse potential. In such event, the U.S. Drug Enforcement Administration (the DEA) will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. The timing of the scheduling process is uncertain and may delay our ability to market ganaxolone if approved. If ganaxolone is determined to be a controlled substance, the manufacture, import, export, distribution, storage, sale, dispensing, prescribing, and use will be subject to a significant degree of additional regulation by the DEA as well as state regulatory authorities. The restrictive nature of these regulations could also limit commercialization and market acceptance of ganaxolone, if approved.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of ganaxolone on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	any shelter-in-place orders from local, state or federal governments or clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;
●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
●	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
●	delay or failure in recruiting and enrolling suitable trial patients to participate in a trial;

●	delay or failure in trial patients completing a trial or returning for post-treatment follow-up;
●	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same indication;
●	failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;
●	limitations on our or our third-party clinical trial managers’ ability to access and verify clinical trial data captured at clinical trial sites through monitoring and source document verification;
●	delay or failure in adding new clinical trial sites;
●	ambiguous or negative interim results or results that are inconsistent with earlier results;
●	feedback from the FDA or a comparable regulatory authority outside the United States, IRBs, or data safety monitoring boards, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;
●	decision by the FDA or a comparable regulatory authority outside the United States, an IRB or us, or a recommendation by a data safety monitoring board to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or AEs associate with a product candidate;
●	failure of a product candidate to demonstrate any or enough of a benefit;
●	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials that meet internal and regulatory standards;
●	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties;
●	political developments that affect our ability to develop and obtain approval for ganaxolone or impair our license rights to develop and obtain approval for ganaxolone in other countries; or
●	changes in governmental regulations or administrative actions.

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

Even if we obtain regulatory approval for ganaxolone, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, patient registry, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of ganaxolone will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of ganaxolone, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on ganaxolone’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. We will also be subject to continued compliance with current good manufacturing practices (cGMP) and good clinical practices (GCP) requirements for any clinical trials that we conduct post-approval.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events (AEs) of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, ganaxolone or the manufacturing facilities for ganaxolone fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:

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

Advertising and promotion of ganaxolone, if approved by the FDA, will be heavily scrutinized by, among others, the FDA, the United States Department of Justice (DOJ), the Office of the Inspector General of the United States Department of Health and Human Services (HHS OIG), state attorneys general, members of Congress and the public. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and not described in the product’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action, including enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. In addition, advertising and promotion of ganaxolone, if approved outside of the United States, will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, promoting ganaxolone for unapproved indications can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the False Claims Act (FCA), which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could adversely affect our business prospects, financial condition and results of operations.

In the European Union (EU), strict requirements and restrictions regarding advertising and promotion apply, the details of which may vary per EU Member States. Violation of those rules could subject us to litigation, investigations and/or civil and criminal penalties, which could adversely affect our business, prospects, financial condition and results of operations.

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

We have received orphan drug designation in the United States for treating Infantile Spasms, SE, CDD, and PCDH19-Related Epilepsy (PCDH19-RE) with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications. Orphan drug exclusivity for a product candidate may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain or maintain an orphan drug designation for any indication of ganaxolone that we may develop, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of ganaxolone to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Even though we have received RPD Designation for ganaxolone for the treatment of CDD, we may not receive a rare pediatric disease priority review voucher.

In July 2020, the FDA granted RPD Designation for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. in which serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, we may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application. However, receiving an RPD Designation for ganaxolone for the treatment of CDD does not guarantee that an NDA for ganaxolone for the treatment of CDD will meet the eligibility criteria for a RPD priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (the FDC Act), we will need to request an RPD priority review voucher in our original NDA for ganaxolone. The FDA may determine that the NDA for ganaxolone, if approved, does not meet the eligibility criteria for an RPD priority review voucher, including for the following reasons:

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

Ganaxolone may be regulated as a controlled substance, the making, use, sale, importation, exportation, and distribution of which is subject to significant regulation by the DEA and other regulatory agencies.

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

Specifically, there are more than 25 approved antiepileptic drugs (AEDs) available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by Lundbeck, UCB, Eisai, Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), Zogenix, SK Biopharmaceuticals and Sunovion Pharmaceuticals. In addition, there are several drugs in development for the treatment of pediatric orphan indications, including compounds being developed by Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), Zogenix, Zynerba and Ovid.

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

We plan to seek regulatory approval for ganaxolone outside of the United States, and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;
●	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
●	viable pricing awarded in international markets to support commercial investment is required;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including with respect to our Irish subsidiary;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, as well as from pandemics, including the COVID-19 pandemic.

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

In September 2020, we entered into the BARDA Contract with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of RSE. The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RSE Phase 3 clinical trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Phase 3 clinical trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by eligible beneficiaries and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In recent years, Congress has considered further reductions in Medicare reimbursement for drugs administered by physicians. Centers for Medicare & Medicaid Services (CMS) also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for ganaxolone, if approved, or additional pricing pressures.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the Affordable Care Act) is intended to reduce the cost of, improve the quality of, and expand access to healthcare, among other things. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100.0% of AMP. The Affordable Care Act and subsequent legislation also changed the definition of AMP. Furthermore, the Affordable Care Act imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation and implementation. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. The implications of the Affordable Care Act, and efforts to repeal, replace, or otherwise modify or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, or the political uncertainty surrounding any efforts to repeal, replace, or otherwise modify the Affordable Care Act for our business and financial condition, if any, are not clear. We will continue to evaluate the effect that the Affordable Care Act as well as its possible repeal, replacement, modification, or invalidation, in whole or in part, has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2030 (with the exception of a temporary suspension from May 1, 2020 through December 31, 2021) unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and commercialization of ganaxolone, these laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (HRSA), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize one or more products for which we receive regulatory approval.

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

CMS and the HHS OIG have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we participate in the Medicaid Drug Rebate Program and consequently the 340B program, we cannot assure you that our submissions will not be found to be incomplete or incorrect.

In order to be eligible to have our products that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also would have to participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. As part of this program, we would be obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP) to four federal agencies (VA, Department of Defense (DOD), Public Health Service, and U.S. Coast Guard).

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

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare professionals, third-party payers, patients and others will expose us to broadly applicable fraud and abuse, anti-kickback, false claims, and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations (including our marketing, promotion, educational programs, pricing, and relationships with healthcare providers or other entities, among other things) and expose us to areas of risk including the following:

●	the federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully soliciting, offering, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, or arranging for the purchase, lease, or order of, any healthcare item or service, for which payment may be made under a federal healthcare program such as Medicare & Medicaid;
●	the FCA prohibits, among other things, individuals or entities from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;
●	other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
●	the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also prohibits knowingly and willfully falsifying,

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

HIPAA imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, numerous other federal and state laws and regulations govern privacy and security, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act, and the California Consumer Privacy Act (CCPA), many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.

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

In addition to laws and regulations enacted in the United States, including the new California Consumer Privacy Act of 2018, the EU’s legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (GDPR), which entered into effect on May 25, 2018 and imposes penalties up to 4% of annual global turnover for breaches of related obligations.

In the event we enroll patients in our ongoing or future clinical trials in the European Economic Area (the EEA), we will be subject to the additional privacy restrictions imposed by the General Data Protection Regulation (the GDPR), including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the EEA as governed by the GDPR and the related national data protection laws of the individual EEA countries. The GDPR imposes several requirements on companies that process personal data, with especially strict rules on the transfer of personal data out of the EEA, including to the U.S, and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the individual EEA countries. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EEA activities. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the United Kingdom.

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

The impact of Brexit on the on-going validity in the UK of current EU authorizations for medicinal products, whether granted through the centralized procedure, decentralized procedure, or mutual recognition, and on the future process for obtaining marketing authorization for pharmaceutical products manufactured or sold in the UK remains uncertain. Although the body of the UK-EU Trade and Cooperation Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extend to procedures such as batch release certification. Among the changes that will now occur are that Great Britain, comprised of England, Scotland and Wales, will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the UK-EU Trade and Cooperation Agreement, the EU and the UK will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The UK-EU Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release for a period of at least two years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national MA. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC.

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

With respect to patent rights, the ganaxolone compound and its original synthesis were published in the early 1990s and we do not own or license patent rights on the ganaxolone compound. We seek patent protection in the United States and internationally for synthetic methods for making ganaxolone, ganaxolone nanoparticles, which are used in certain oral solid, oral liquid, and IV dose formulations, other injectable and oral ganaxolone formulations, and methods of treatment using ganaxolone. We do not know whether any of our granted or issued patents will, or if any of our pending patent applications will grant as patents that will, effectively prevent others from commercializing competitive technologies and products. There is a risk that others, including companies that make generic pharmaceuticals, may develop ganaxolone for the same as similar uses as us, and that our patents will not effectively prevent them from commercializing their ganaxolone products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

The continued global spread of COVID-19 has impacted our operations and such impacts may continue and become material to our operations. For example, several of our Phase 1 trials of oral ganaxolone to support the development of CDD have experienced delays in enrollment due to COVID-19. Further, in response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the guidance of the FDA on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in RSE is conducted in hospitals and resources related to the COVID-19 outbreak may divert staffing in hospitals, taking resources away from our clinical trial. Our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate in a clinical trial while COVID-19 outbreaks continue.

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

As of March 31, 2021, we had 82 full-time and two part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 42.7% of our voting stock. Upon conversion of all of our outstanding convertible preferred stock, as of March 31, 2021, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 40.6% of our voting stock. This concentration of ownership could harm the market price of our common stock by delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders.; The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might negatively affect the prevailing market price for our common stock.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2021, we had outstanding a total of 36,578,460 shares of common stock and 4,753 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock). The Series A Preferred Stock were convertible into 950,600 shares of common stock as of March 31, 2021, subject to certain ownership limitations. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans or otherwise will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act of 1933, as amended (Securities Act) or the application of exemptions from such registration with respect to any sales such as Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 11, 2021 (the Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent (the Administrative Agent) and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million available to us in five tranches as follows (collectively, the Term Loans):

●	$15.0 million of tranche A-1 term loans advanced on the Closing Date.
●	$30.0 million of tranche A-2 term loans subject to written acceptance by the Food and Drug Administration (FDA) of a New Drug Application (NDA) filing relating to the use of ganaxolone in treatment of CDKL5 deficiency disorder (CDD).
●	$30.0 million of tranche B term loans subject to receipt of written approval from the FDA of an NDA permitting the marketing of ganaxolone in interstate commerce in the United States to treat CDD (the FDA Approval).
●	$25.0 million of tranche C term loans subject to receipt of the FDA Approval and the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million. . In addition, the availability of this tranche is subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.
●	$25.0 million of tranche D term loans subject to receipt of the FDA Approval and us earning at least $50 million in net product revenue in the United States for a period of six consecutive months.

The Term Loans will bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Closing Date (the Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Closing Date in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. A commitment fee of 75 basis points per annum will accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated.

Subject to certain exceptions, we are required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, casualty and condemnation events and prohibited debt issuances, and resulting from an event of default under the Credit Agreement upon the occurrence of a change of control (as defined in the Credit Agreement). In addition, we may make voluntary prepayments of the Term Loans, in whole or in part. All mandatory and voluntary prepayments of the Term Loans are subject to the payment of prepayment premiums as follows: (i) if prepayment (or termination of the tranche A-2 term loan commitment) occurs on or before the second anniversary of the Closing Date, an amount equal to 4% of the principal prepaid (or the tranche A-2 term loan commitment amount terminated) plus a “make-whole” amount in respect of any such principal payments (whether mandatory or voluntary) described in this clause (i), in an amount equal to the interest that would have accrued through the second anniversary of the Closing Date but for such principal repayment, (ii) if prepayment (or termination of the tranche A-2 term loan commitment) occurs after the second anniversary of the Closing Date but on or before the third anniversary of the Closing Date, an amount equal to 4% of the principal prepaid (or the tranche A-2 term loan commitment amount terminated), (iii) if prepayment occurs after the third anniversary of the Closing Date but on or before the fourth anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, and (iv) if prepayment occurs after the fourth anniversary of the Closing Date, no prepayment premium is due; provided that, in lieu of paying the foregoing amounts (including the “make-whole” amount described in the foregoing clause (i)), if such prepayment occurs as a result of or in connection with a change of control, the prepayment premium shall be (i) if such prepayment occurs on or before the first anniversary of the Closing Date, 12.5% of the principal prepaid (or the tranche A-2 term loan commitment amount terminated) or (ii) if such prepayment occurs after the first anniversary of the Closing Date but on or before the second anniversary of the Closing Date, 10.0% of the principal prepaid (or the tranche A-2 term loan commitment amount terminated). We are also required to pay an exit fee in an amount equal to 2.0% of all principal repaid, whether as a prepayment or a scheduled repayment.

The Term Loans will be guaranteed by certain of our future subsidiaries that are required to become a party thereto as guarantors (the Guarantors). Our obligations under the Credit Agreement and the guarantee of such obligations are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the Guarantors pursuant to the terms of the Security Agreement dated as of the Closing Date by and among us, the Administrative Agent and the Guarantors from time to time party thereto (the Security Agreement).

The Credit Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Credit Agreement contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to (i) from the Closing Date until the funding of the tranche A-2 term loans, $10.0 million, (ii) from the funding of the tranche A-2 term loans until the funding of the tranche B term loans, $20.0 million, and (iii) from the funding date of the tranche B term loans until the Maturity Date, $15.0 million. The foregoing amounts are reflected in the letter agreement, which revised the minimum liquidity requirements set forth in the original Credit Agreement entered into on the Closing Date, which required a minimum liquidity of $10.0 from the Closing Date until the funding of the tranche B term loans and a minimum liquidity of $15.0 million from the funding date of the tranche B term loans until the Maturity Date.

The Credit Agreement also contains representations and warranties of us and of the Guarantors customary for financings of this type. In addition, such representations and warranties (i) are intended not as statements of fact, but rather as a way of allocating the risk between the parties to the Credit Agreement and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by our stockholders or other investors. Accordingly, the Credit Agreement is included with this filing only to provide investors with information regarding the terms of the transaction, and not to provide stockholders or other investors with any other factual information regarding us. Stockholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of us or any of our subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Credit Agreement, which subsequent information may or may not be fully reflected in public disclosures.

The Credit Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Administrative Agent may accelerate all amounts outstanding under the Loan.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, the Security Agreement and the letter agreement, which are filed herewith as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q, respectively, and are incorporated herein by reference.

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
10.1

Credit Agreement and Guaranty, dated May 11, 2021, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent, and the other lenders party thereto. (filed herewith)

10.2	Security Agreement, dated May 11, 2021, by and among Marinus Pharmaceuticals, Inc., as Grantor, and Oaktree Fund Administration, LLC, as Administrative Agent. (filed herewith)

10.3

Letter Agreement, dated May 17, 2021, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent, and the other lenders party thereto. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (furnished herewith).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN	President and Chief Executive Officer (principal executive officer) and Director	May 17, 2021
Scott Braunstein

/s/ STEVEN PFANSTIEL	Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 17, 2021
Steven Pfanstiel