Form 10-Q
period 2021-06-30
MARINUS PHARMACEUTICALS INC
filed 2021-08-10
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2021, was: 36,732,035.

Risk Factor Summary

The following summarizes the principal factors that make an investment in us speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We have not generated any revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and commercialization of ganaxolone.
●	Our failure to comply with the covenants or other terms of the Credit Agreement, including as a result of events beyond our control, could result in a default under the Credit Agreement that could materially and adversely affect the ongoing viability of our business.
●	If we are unable to satisfy certain conditions in our Credit Agreement, we will be unable to draw down the remaining amount of the term loan facility.
●	Our Credit Agreement contains restrictions that limit our flexibility in operating our business.
●	We could be required to repay a portion of the upfront fee to Orion Corporation depending on the results of our planned genotoxicity study.
●	Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.
●	We intend to expend our limited resources to pursue our sole product candidate, ganaxolone, and may fail to capitalize on other technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.
●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

●	Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in several indications and will require significant capital resources and years of additional clinical development effort.
●	We submitted a New Drug Application (NDA) for ganaxolone for the treatment of CDKL5 deficiency disorder (CDD) in July 2021 and the NDA may not be accepted for filing and, if the NDA is accepted for filing, we may not receive regulatory approval of our application.
●	Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, ganaxolone may not have favorable results in current or future preclinical studies or clinical trials or receive regulatory approval.
●	Ganaxolone may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	The therapeutic efficacy and safety of ganaxolone are unproven, and we may not be able to successfully develop and commercialize ganaxolone in the future.
●	Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.
●	Enrollment of our clinical trials may take longer than anticipated.
●	Even if ganaxolone receives regulatory approval, we will still have to comply with current and future regulatory requirements and may face regulatory difficulties.
●	We may not be able to obtain orphan drug exclusivity for ganaxolone, which could limit the potential profitability of ganaxolone.
●	Even though we have received a Rare Pediatric Disease Designation (RPD Designation) from the FDA for ganaxolone for the treatment of CDD, we may not receive a rare pediatric disease priority review voucher.

●	Failure to obtain regulatory approval in international jurisdictions would prevent ganaxolone from being marketed in these jurisdictions.

Risks Related to the Commercialization of Our Product

●Our commercial success depends upon attaining significant market access and acceptance of ganaxolone, if approved, among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ganaxolone.
●We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell ganaxolone, we may be unable to generate any revenue.
●Even if we are able to commercialize ganaxolone, it may not receive coverage and adequate reimbursement from third-party payers, which could harm our business.
●If the market opportunities for ganaxolone are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual and/or regulatory requirements or meet expected timelines, our development plans may be adversely affected and we may not be able to obtain regulatory approval for or commercialize ganaxolone.
●	Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials. We have no experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing of ganaxolone could be delayed.
●We will depend on Orion for the commercialization of ganaxolone in Europe, and if they terminate the collaboration agreement, we would not have a European commercial presence.
●	Government funding for certain aspects of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

Risks Related to Regulatory Compliance

●Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize ganaxolone and affect the prices we may obtain.

Risks Related to Intellectual Property

●If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●Third parties, such as Ovid Therapeutics, Inc., may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●We may not be able to protect our intellectual property rights throughout the world.
●Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
●We rely on government funding for certain of our research and development activities and we may develop intellectual property through such activities and therefore may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Risks Related to our Business Operations and Ownership of Our Common Stock

●The COVID-19 pandemic could continue to adversely affect our business and our ability to conduct and complete clinical trials.
●	The market price of our stock has been, and may continue to be, highly volatile, and you could lose all or part of your investment.
●	Insiders have substantial influence over us and could delay or prevent a change in corporate control.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$112,493	$138,509
Short-term investments	—	1,474
Federal contract revenue receivable	4,201	1,646
Prepaid expenses and other current assets	4,230	4,638
Total current assets	120,924	146,267
Property and equipment, net	1,984	1,945
Other assets	2,081	2,250
Total assets	$124,989	$150,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,311	$2,211
Accrued expenses	13,383	8,518
Total current liabilities	16,694	10,729
Notes payable, net of deferred financing costs	10,970	—
Other long-term liabilities	2,266	2,534
Total liabilities	29,930	13,263
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 4,575 shares issued and outstanding at June 30, 2021 and 4,753 issued and outstanding at December 31, 2020	4,302	4,469
Common stock, $0.001 par value; 150,000,000 shares authorized, 36,739,709 issued and 36,732,402 outstanding at June 30, 2021 and 36,585,767 issued and 36,578,460 outstanding at December 31, 2020	37	37
Additional paid-in capital	453,613	444,622
Treasury stock at cost, 7,307 shares at June 30, 2021 and December 31, 2020	—	—
Accumulated deficit	(362,893)	(311,929)
Total stockholders’ equity	95,059	137,199
Total liabilities and stockholders’ equity	$124,989	$150,462

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Federal contract revenue	$1,905	$—	$3,711	$—
Expenses:
Research and development	$18,562	$11,752	$37,153	$26,756
General and administrative	6,828	4,130	17,204	7,980
Loss from operations	(23,485)	(15,882)	(50,646)	(34,736)
Interest income	16	212	40	398
Interest expense	(351)	—	(351)	—
Other expense, net	(3)	(5)	(7)	(9)
Net loss and comprehensive loss	$(23,823)	$(15,675)	$(50,964)	$(34,347)
Deemed dividends on convertible preferred stock	—	—	—	(8,880)
Net loss applicable to common shareholders	$(23,823)	$(15,675)	$(50,964)	$(43,227)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.65)	$(0.63)	$(1.39)	$(1.86)
Basic and diluted weighted average shares outstanding	36,659,615	24,942,624	36,629,823	23,295,199

Net loss	$(23,823)	$(15,675)	$(50,964)	$(34,347)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	27
Total comprehensive loss	$(23,823)	$(15,675)	$(50,964)	$(34,320)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(50,964)	$(34,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171	169
Amortization of debt issuance costs	111	—
Stock-based compensation expense	8,026	3,672
Noncash lease expense	152	127
Noncash lease liability	162	187
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets and federal contract revenue receivables	(1,017)	(680)
Accounts payable, accrued expenses and other long term-liabilities	4,229	827
Net cash used in operating activities	(39,130)	(30,045)
Cash flows from investing activities
Maturities of short-term investments	1,474	2,729
Purchases of short-term investments	—	(8,931)
Deposit on property and equipment	(1,124)	—
Purchases of property and equipment	(172)	—
Net cash provided by (used in) investing activities	178	(6,202)
Cash flows from financing activities
Proceeds from exercise of stock options	801	512
Proceeds from notes payable, net of issuance costs	12,283	—
Financing costs, paid	(148)	—
Proceeds from equity offerings, net of offering costs	—	43,722
Net cash provided by financing activities	12,936	44,234
Net (decrease) increase in cash and cash equivalents	(26,016)	7,987
Cash and cash equivalents—beginning of period	138,509	90,943
Cash and cash equivalents—end of period	$112,493	$98,930
Supplemental disclosure of cash flow information
Accrued financing costs associated with notes payable	$1,423	$—
Contractual exit fee included in notes payable	$300	$—
Property and equipment in accounts payable and accrued expenses	$27	$—
Conversion of preferred stock to common stock	$—	$4
Accrued equity offering costs	$—	$210

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2019	—	$—	21,625,088	$22	$295,121	7,307	$—	$—	$(235,574)	$59,569
Stock-Based Compensation Expense					1,876					1,876
Exercise of stock options			59,978		312					312
Issuance of restricted stock			5,250							—
Unrealized gain on investments								27		27
Deemed dividend on beneficial conversion feature - Series A convertible preferred stock					8,880				(8,880)	—
Net Loss									(18,672)	(18,672)
Balance, March 31, 2020	—	—	21,690,316	22	306,189	7,307	—	27	(263,126)	43,112
Stock-based compensation expense	—	—	—	—	1,796	—	—	—	—	1,796
Exercise of stock options	—	—	47,455	—	200	—	—	—	—	200
Conversion of convertible preferred stock into common	—	—	4,139,400	4	19,451	—	—	—	—	19,455
Exercise and conversion of convertible preferred stock warrants into common	—	—								—
Issuance of common stock under equity distribution agreement, net of expenses of $68	—	—	78,807	—	602	—	—	—	—	602
Issuance of common stock in connection with follow-on public offering ($2.50 per share), net of expenses of $3,090	—	—	4,600,000	5	42,905	—	—	—	—	42,910
Transfer of convertible preferred stock into permanent equity	9,303	8,745	—	—	—	—	—	—	—	8,745
Net loss	—	—	—	—	—	—	—	—	(15,675)	(15,675)
Balance, June 30, 2020	9,303	8,745	30,555,978	31	371,143	7,307	—	27	(278,801)	101,145

Balance, December 31, 2020	4,753	$4,469	36,585,767	$37	$444,622	7,307	$—	$—	$(311,929)	$137,199
Stock-Based Compensation Expense					5,035					5,035
Exercise of stock options			55,030		244					244
Financing Costs					(3)					(3)
Net Loss			—	—	—	—	—	—	(27,141)	(27,141)
Balance, March 31, 2021	4,753	$4,469	36,640,797	$37	$449,898	7,307	$—	$—	$(339,070)	$115,334
Stock-based compensation expense	—	—	—	—	2,991	—	—	—	—	2,991
Exercise of stock options	—	—	63,312	—	557	—	—	—	—	557
Conversion of convertible preferred stock into common	(178)	(167)	35,600	—	167	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(23,823)	(23,823)
Balance, June 30, 2021	4,575	4,302	36,739,709	37	453,613	7,307	—	—	(362,893)	95,059

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from seizure disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA receptors that is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

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

The continued global spread of COVID-19 has not materially adversely impacted our operating results, financial condition or cash flows as of and for the six months ended June 30, 2021. However, COVID-19 has impacted our clinical operations and timelines. For example, several of our Phase 1 trials of oral ganaxolone to support the development of CDKL5 deficiency disorder (CDD) have experienced delays in enrollment due to COVID-19. In response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in refractory status epilepticus (RSE) is conducted in hospitals, including academic medical centers, which have experienced high rates of COVID-19 admissions. As a result of limited resources related to COVID-19, our Phase 3 clinical trial for RSE has had unexpected site initiation delays and enrollment challenges throughout the second quarter of 2021. Given these most recent challenges, we now expect our top-line data readout for the RAISE trial to be second half of 2022. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while COVID-19 outbreaks continue. We are unable to predict the impact that COVID-19 will have in the future on our business, operating results, financial condition and cash flows. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception, including losses of $51.0 million for the six months ended June 30, 2021. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, if approved, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of June 30, 2021was $362.9 million and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions and revenues from future product sales, if any. We have not generated positive cash flows from operations,

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and, if approved, commercialization of our product candidates.

On July 30, 2021, we entered into a collaboration agreement (the Collaboration Agreement) with Orion Corporation (Orion), whereby Orion received exclusive rights to commercialize the oral and IV dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, tuberous sclerosis complex (TSC) and RSE. Under the agreement, we received a €25 million upfront fee and are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double digits to the high teens for the oral programs and the low double-digits to the low twenties for the IV programs. In connection with the upfront fee, we agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study are positive, based on the criteria set forth in the study’s protocol, Orion will have the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we must refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion shall have no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Collaboration Agreement shall terminate and be of no further force or effect.

On May 11, 2021 (the Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million available to us in five tranches as follows (collectively, the Term Loans). Refer to Note 9. Notes Payable for additional information.

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE (RAISE Trial), funding of pre-clinical studies to evaluate IV-administered ganaxolone could be an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period during which BARDA will provide approximately $21 million of funding for the RAISE Trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE Trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

We believe that our cash and cash equivalents balance as of June 30, 2021will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with Note payable (Note 9) are amortized to interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization are deducted from the carrying value of the related debt.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets
Money market funds (cash equivalents)	$112,348	$—	$—	$112,348
Total assets	$112,348	$—	$—	$112,348
December 31, 2020
Assets
Money market funds (cash equivalents)	$138,509	$—	$—	$138,509
Certificates of deposit	1,474	—	—	1,474
Total assets	$139,983	$—	$—	$139,983

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll and related costs	$3,531	$4,097
Clinical trials and drug development	6,785	2,452
Professional fees	1,862	927
Short-term lease liabilities	529	510
Other	676	532
Total accrued expenses	$13,383	$8,518

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

5. Investments

We did not have any investments as of June 30, 2021. As of December 31, 2020, our investments consisted of certificates of deposit with various financial institutions with original maturities of six to nine months.  Investments are classified as short- or long-term investments on our balance sheets based on original maturity. Certificates of deposits were classified as held-to-maturity and were recorded at amortized cost, which approximated fair value.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our certificates of deposit are each individually and fully insured by the Federal Deposit Insurance Company (FDIC). Accordingly, we did not record any allowance for potential credit losses as of December 31, 2020.

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

	June 30,
	2021	2020
Convertible preferred stock	915,000	1,860,600
Restricted stock	37,000	5,250
Stock options	4,622,470	3,224,885
	5,574,470	5,090,735

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of June 30, 2021, 6,565 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, most recently amended in May 2020 (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. As of June 30, 2021, 3,292,114 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 941,507 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 4,622,470 stock options outstanding as of June 30, 2021 at a weighted-average exercise price of $12.25 per share, including 1,323,791 stock options outstanding outside of the 2014 Plan, granted as inducements to new employees. During the six months ended June 30, 2021, 1,585,662 options were granted to employees and directors at a weighted-average exercise price of $13.57 per share. Of the options granted, 1,026,666 options were granted pursuant to the 2014 Plan and 558,996 were granted outside of the 2014 Plan as inducements for new employees.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$1,083	$678	$2,273	$1,407
General and administrative	1,827	1,114	5,617	2,260
Total	$2,910	$1,792	$7,890	$3,667

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

We issued 15,000 and 5,250 restricted shares of common stock during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 there were 37,000 restricted shares of common stock outstanding.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	81	4	136	5
Total	$81	$4	$136	$5

Preferred Stock

As of June 30, 2021, 4,575 shares of our Series A Convertible Preferred Stock (Preferred Stock) remained outstanding, convertible into 915,000 shares of our common stock. In the second quarter of 2021, 178 shares of our Preferred Stock were converted into 35,600 shares of common stock. In May 2020, a registration statement covering the resale of shares of our common stock underlying our Preferred Stock was declared effective by the SEC. In accordance with the securities purchase agreements underlying the Preferred Stock, the liquidation preference was terminated, and we reclassified the Preferred Stock into permanent equity.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

8. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of June 30, 2021, our operating leases had a weighted average remaining lease term of 51 months.  These right-of-use (ROU) assets are included in "Other assets" on our interim consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.  The ROU assets were initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of June 30, 2021 and December 31, 2020, ROU assets were $1.8 million and $2.0 million, respectively, and operating lease liabilities were $2.8 million and $3.0 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended June 30, 2021 and 2020, we recognized $0.1 million and $0.3 million, respectively, in total lease costs. During the six months ended June 30, 2021 and 2020, we recognized $0.2 million and $0.3 million, respectively, in total lease costs. In all periods, we recognized less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of June 30, 2021 and December 31, 2020, we have not recognized any impairment losses for our ROU assets.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Remaining six months of 2021	408
2022	807
2023	823
2024	840
Thereafter	642
3,520
Less: imputed interest	(725)
Total lease liabilities	$2,795

Current operating lease liabilities	$529
Non-current operating lease liabilities	2,266
Total lease liabilities	$2,795

9. Notes Payable

On May 11, 2021 (the Closing Date), the Company entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the “Lenders”) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million, available to the Company in five tranches (collectively, the “Term Loans”).

Upon entering into the Credit Agreement, the Company borrowed $15.0 million in term loans from the Lenders (the “Tranche A-1 Term Loan”). Under the terms of the Credit Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $110.0 million in term loans subject to certain milestone events, as follows:

●Through December 31, 2021, $30.0 million of tranche A-2 term loans will be available for draw if the Company receives written acceptance by the FDA of an NDA filing relating to the use of ganaxolone in the treatment of CDD.

●Through December 31, 2022, $30.0 million of tranche B term loans will be available for draw if the Company receives written approval from the FDA of an NDA permitting the marketing of ganaxolone in the U.S. to treat CDD (FDA Approval).

●Through June 30, 2023, $25.0 million of tranche C term loans will be available for draw if the Company receives FDA Approval and completes one or more financings (including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty, or a sublicense) resulting in gross proceeds to the Company of at least $40.0 million and net proceeds to the Company of at least $36.0 million. In addition, the availability of this tranche is subject to certain clinical outcomes.

●Through December 31, 2023, $25.0 million of tranche D term loans will be available for draw if the Company receives FDA Approval and earns at least $50 million in net product revenue in the U.S. for six consecutive months.

In addition, the Credit Agreement contains a minimum liquidity covenant that requires the Company to maintain cash and cash equivalents of at least $10.0 million from the Closing Date until the funding of the tranche A-2 term loans, at least $20.0 million from the funding of the tranche A- 2 term loans until the funding of the tranche B term loans, and at least $15.0 million from the funding date of the tranche B term loans until the maturity of the Term Loans.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The Term Loans will be guaranteed by certain of the Company’s future subsidiaries (Guarantors). The Company’s obligations under the Credit Agreement are secured by a pledge of substantially all of the Company’s assets and will be secured by a pledge of substantially all of the assets of the Guarantors.

The Term Loans mature on May 11, 2026 (Maturity Date). The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50%, and the Company is required to make quarterly interest payments until the Maturity Date. The Company is also required to make quarterly principal payments beginning on June 30, 2024 in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on June 30, 2024, and continuing until the Maturity Date. On the Maturity Date, the Company is required to pay in full all outstanding Term Loans and other amounts owed under the Credit Agreement.

At the time of borrowing any tranche of the Term Loans, the Company is required to pay an upfront fee of 2.0% of the aggregate principal amount borrowed at that time. In addition, a commitment fee of 75 basis points per annum will accrue on each of the tranche B, C, and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated.

The Company may prepay all or any portion of the Term Loans, and is required to make mandatory prepayments of the Term Loans from the proceeds of asset sales, casualty and condemnation events, and prohibited debt issuances, subject to certain exceptions. All mandatory and voluntary prepayments of the Term Loans are subject to prepayment premiums equal to (i) 4% of the principal prepaid (or the tranche A-2 term loan commitment amount terminated) plus a “make-whole” amount equal to the interest that would have accrued through May 11, 2023 if prepayment (or termination of the tranche A-2 term loan commitment) occurs on or before May 11, 2023, (ii) 4% of the principal prepaid (or the tranche A-2 term loan commitment amount terminated) if prepayment (or termination of the tranche A-2 term loan commitment) occurs after May 11, 2023 but on or before May 11, 2024, or (iii) 2% of the principal prepaid if prepayment occurs after May 11, 2024 but on or before May 11, 2025. If prepayment occurs after May 11, 2025, no prepayment premium is due.

The Company is also required to make mandatory prepayments of the Term Loans upon an event of default under the Credit Agreement resulting from the occurrence of a change of control. These mandatory prepayments are subject to a prepayment premium equal to (i) 12.5% of the principal prepaid (or the tranche A-2 term loan commitment amount terminated) if such prepayment occurs on or before May 11, 2022 or (ii) 10.0% of the principal prepaid (or the tranche A-2 term loan commitment amount terminated) if the prepayment occurs after May 11, 2022 but on or before May 11, 2023.

In addition, the Company is required to pay an exit fee in an amount equal to 2.0% of all principal repaid, whether as a mandatory prepayment, voluntary prepayment, or a scheduled repayment.

In addition to the minimum liquidity covenant, the Company is subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on its ability and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of June 30, 2021 the Company was in compliance with all covenants.

Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Credit Agreement, the breach of certain of its other covenants under the Credit Agreement, the occurrence of cross defaults to other indebtedness, or defaults related to enforcement action by the FDA or other Regulatory Authority or recall of ganaxolone, Oaktree and the Lenders will have the right, among other remedies, to accelerate all amounts outstanding under the Term Loans and declare all principal, interest, and outstanding fees immediately due and payable.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The Company borrowed $15.0 million upon entering into the Credit Agreement in May 2021 and incurred debt issuance costs of $4.4 million, including the exit fee of $0.3 million, that are classified as a contra-liability on the consolidated balance sheet and are being recognized as interest expense over the term of the loan using the effective-interest method.

For the six months ended June 30, 2021, the Company recognized interest expense of $0.3 million, of which $0.2 million was interest on the Term Loans and $0.1 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of June 30, 2021 (in thousands):

Gross proceeds	$15,000
Contractual exit fee	300
Unamortized debt discount and issuance costs	(4,330)
Total	$10,970

The aggregate maturities of Notes payable as of June 30, 2021 are as follows (in thousands):

Remainder of 2021	$—
2022	—
2023	—
2024	2,250
2025 and thereafter	12,750
Total	$15,000

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to develop and commercialize ganaxolone;
●	status, timing and results of preclinical studies and clinical trials;
●	design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone;
●	the timing of seeking marketing approval of ganaxolone;
●	our ability to obtain and maintain marketing approval;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our plans to develop and market ganaxolone and the timing of our development programs;
●	our estimates of the size of the potential markets for ganaxolone;
●	our expectations regarding our collaboration with Orion Corporation (Orion), including the expected amount and timing of R&D reimbursement, milestone, royalty and other payments pursuant thereto;
●	our selection and licensing of ganaxolone;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements,

and other collaborative efforts for the development and commercialization of ganaxolone and our product candidates;
●	our ability to create an effective sales and marketing infrastructure if we elect to market and sell ganaxolone directly;
●	the rate and degree of market acceptance of ganaxolone;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity for ganaxolone;
●	the extent to which our ability to market and sell ganaxolone may be negatively impacted by third party patents;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	the industry in which we operate;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the trends that may affect the industry or us.

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

Overview

We are a clinical stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from seizure disorders. Our clinical stage product candidate, ganaxolone, is a positive allosteric modulator of GABAA receptors that is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

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

The continued global spread of COVID-19 has not materially adversely impacted our operating results, financial condition or cash flows as of and for the six months ended June 30, 2021. However, COVID-19 has impacted our clinical operations and timelines. For example, several of our Phase 1 trials of oral ganaxolone to support the development of CDD have experienced delays in enrollment due to COVID-19. In response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in refractory status epilepticus (RSE) is conducted in hospitals, including academic medical centers, which have experienced high rates of COVID-19 admissions. As a result of limited resources related to COVID-19, our Phase 3 clinical trial for RSE has had unexpected site initiation delays and enrollment challenges throughout the second quarter of 2021. Given these most recent challenges, we now expect our top-line data readout for the RAISE trial to be second half of 2022. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while COVID-19 outbreaks continue. We are unable to predict the impact that COVID-19 will have in the future on our business, operating results, financial condition and cash flows. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

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

We own a family of pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. In July 2021, the United States Patent Office issued a Notice of Allowance in a pending application in the United States indicating that the claims were allowed.

In January 2021, we enrolled the first patient in a Phase 3 pivotal clinical trial (the RAISE Trial). The RAISE Trial is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. We expect approximately 80 trial sites in hospitals across the U.S. to participate in the RAISE Trial. The RAISE Trial is designed to enroll approximately 124 patients, who will be randomized to receive ganaxolone or placebo added to standard of care. With this number of patients, the trial is designed to provide over 90 percent power to detect a 30 percent efficacy difference between ganaxolone and placebo.

The co-primary endpoints for the RAISE Trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for RSE treatment, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following initiation of the study drug. Due to COVID-19 priorities in several academic medical centers participating in the Phase 3 Randomized Therapy In Status Epilepticus (RAISE) clinical trial, including staff turnover and the need for clinical sites to devote significant resources to patients with COVID-19, the trial has experienced site initiation and enrollment delays. Given these most recent challenges, we expect our top-line data readout for the RAISE trial to be second half of 2022.

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

The FDA has indicated alignment on the overall study design for ESE RESET (Researching Established Status Epileptics Treatment) trial, and we are making preparations to commence a Phase 2 clinical trial to begin U.S. enrollment in the first half of 2022. The trial is expected to be conducted in emergency rooms under exception from informed consent guidelines and is expected to enroll patients with convulsive SE. We expect that the trial will be composed of two stages, the initial open-label, dose optimization stage and subsequent double-blind placebo-controlled stage. We anticipate that during the open-label portion of the trial, multiple sequential cohorts of patients will be assessed to determine the bolus dose and subsequent IV infusion rate and infusion duration to be used in the double-blind second stage of the trial. We expect that this double-blind placebo-controlled phase will enroll approximately 80 ESE patients equally distributed among two arms of the trial who, in addition to standard of care, will receive either IV ganaxolone or placebo. We also expect that the primary efficacy endpoint of the trial will be the absence of electrographic (rapid EEG) evidence of SE or recurrence of generalized convulsions at 1 hour after the initiation of treatment. We plan to announce top-line data from the trial in the middle of 2023.

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

In July 2021, we submitted our New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for the use of investigational ganaxolone to treat seizures associated with CDD. The NDA includes a request for Priority Review, which, if granted, accelerates the timing of the FDA’s goal for review of the application to six months following the end of the 60-day filing review period rather than the standard ten-month review. Priority Review status is designated for drugs that may offer a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. Within 60 days after FDA receives an NDA, the Agency will determine whether the NDA may be filed. The filing of an NDA means that FDA has made a threshold determination that the NDA is sufficiently complete to permit a substantive review.

In September 2020, we announced in top-line results that ganaxolone achieved the primary endpoint in a pivotal Phase 3 clinical trial (Marigold Study), which evaluated the use of oral ganaxolone in children and young adults with CDD. We have received feedback from the FDA that the efficacy and safety data resulting from the Marigold Study appear capable of supporting the filing of an NDA for ganaxolone in the treatment of CDD. The adequacy of these data to support an approval of ganaxolone for the proposed indication will be a matter of review for the FDA. We had a pre-NDA meeting with the FDA in March 2021 to discuss the proposed format and content of the NDA, including how duplicate diary entries would be presented and described. The top-line results reported for the Marigold Study in September 2020 indicated that the primary endpoint, median 28-day major motor seizure frequency reduction, was 32.2 percent for ganaxolone compared to 4.0 percent for placebo (p=0.002). In connection with the preparation of the NDA submission for CDD, we determined that the top-line data previously reported in September 2020 included seizure diary entries that were duplicates of seizures that parents or caregivers had already entered. The duplicate data, which was the result of programming and data transfer errors, affected approximately 1.7 percent of total seizures reported. These duplicate entries were deleted from the final data analysis that was submitted with the NDA for the Marigold Study. The final data analysis of the primary endpoint resulted in a median 28-day major motor seizure frequency reduction of 30.7 percent compared to 6.9 percent for placebo (p=0.0036). We do not believe these changes affect the statistical or clinical conclusions of the Marigold Study.

We also had a pre-Marketing Authorization Application (MAA) meeting with the EMA in March 2021 to discuss the proposed format and content of the MAA. We plan to submit an MAA for ganaxolone for the treatment of CDD to the EMA by the end of the third quarter of 2021.

In July 2020, the FDA granted Rare Pediatric Disease Designation (RPD Designation) for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, Marinus may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application or can be sold or transferred to a third party. The authority for the FDA to award rare pediatric disease priority review vouchers for drugs after September 30, 2024 is currently limited to drugs that RPD Designation on or prior to September 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. If the NDA for ganaxolone is not approved on or prior to September 30, 2026 for any reason, it will not be eligible for a priority review voucher. However, it is possible that the authority for the FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

In September 2020, Ovid Therapeutics, Inc. (Ovid) contacted us and disclosed that it owns two recently issued patents that include claims that encompass our product candidates for the treatment of CDD and PCDH19. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for CDD and PCDH19, during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for CDD, or PCDH19, as applicable, based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for CDD, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for CDD altogether, which would have a material adverse impact on our business. We are also aware of a patent application owned by Ovid that is pending in the European Patent Office. That patent application includes claims that encompass our product candidates for use in the treatment of CDD. This pending application is under examination. In March 2020 the European Patent Office issued an examiner report stating that none of the claims meet the requirements for patenting. Ovid filed a brief response but did not amend any of the claims. The application remains under examination and no claims have been allowed. It is possible that this pending application may issue as a patent with claims that encompass our product candidates for the treatment of CDD, in which case, the above risks would also apply to any such patent that issues. We are also aware of a pending U.S. patent application by Ovid in the same patent family that includes claims that encompass our product candidate for the treatment of SE. This pending patent application is in the early stages of examination at the USPTO. It is possible that this pending patent application may issue as a patent with claims that encompass our product candidate for the treatment of RSE, in which case, the above risks would also apply to any such patent that was issued.

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

We are conducting a Phase 2 open-label trial (CALM Study) to evaluate the safety and tolerability of adjunctive ganaxolone treatment in patients with TSC. The trial is expected to enroll approximately 25 patients ages 2 to 65 and consists of a four-week baseline period followed by a 12-week treatment period and a 24-week extension. Patients will receive up to 600 mg of ganaxolone (oral liquid suspension) three times a day. The primary endpoint is the percent change in 28-day seizure frequency during the treatment period relative to baseline. We expect to report top-line data in the third quarter of 2021. Our interim evaluation of the dataset in the CALM Study supported our plan to move to a Phase 3 trial in TSC. In response to our request for a Type B meeting with the FDA, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. Although it will be a matter of review, we also believe based on FDA’s written responses, that if FDA determines that ganaxolone has established efficacy for the treatment of seizures associated with CDD, such a determination could serve as confirmatory evidence in support of a single adequate and well controlled trial in TSC. A meeting with the EMA is targeted for the first quarter of 2022. We are targeting the fourth quarter of 2021 for the first patient to be enrolled in the phase 3 TSC clinical trial.

Lennox-Gestaut Syndrome (LGS)

LGS is a severe form of epilepsy that typically begins between one and eight years of age. Affected children experience multiple seizure types that are often unresponsive to treatment, the most common being atonic, tonic and atypical absence seizures. Children with LGS may also have neurodevelopmental delay and behavioral problems.

We are pursuing the development of ganaxolone for LGS, given the overlap in seizure types and etiologies with other disorders where ganaxolone has potential to improve clinical outcomes, such as CDD and TSC. We expect to use a novel second generation formulation of ganaxolone for our LGS development program. We plan to present additional details on clinical development plans for LGS in the second half of 2021, targeting initiation of a Phase 2 clinical trial in the second half of 2022.

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

We have deferred further development of ganaxolone for the treatment of PCDH19-RE in order to focus our efforts and our resources on our ongoing development of ganaxolone in current indications.

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

Operations

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical studies, clinical trials and raising capital. We have funded our operations primarily through sales of equity and debt securities. At June 30, 2021, we had cash and cash equivalents of $112.5 million. We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $51.0 million and $34.3 million for the six months ended June 30, 2021 and 2020, respectively. Our accumulated deficit as of June 30, 2021 was $362.9 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

●	conduct later stage clinical trials in targeted indications;
●	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;
●	conduct other preclinical studies and clinical trials to support the filing of NDAs with the FDA, MMAs with the EMA and other marketing authorization filings with regulatory agencies in other countries;
●	acquire the rights to other product candidates and fund their development;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, manufacturing, scientific and commercial personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash and cash equivalents balance as of June 30, 2021, plus the net upfront proceeds received in August 2021 from the Collaboration Agreement with Orion, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources, in order to carry out all of our planned research, development and commercialization activities with respect to ganaxolone.

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

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of ganaxolone, which include:

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	expenses incurred under agreements with clinical research organizations (CROs) and investigative sites that conduct our clinical trials and preclinical studies;
●	the cost of acquiring, developing and manufacturing clinical trial materials;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies;
●	costs associated with preclinical activities and regulatory operations; and
●	costs associated with developing new formulations and prodrugs of ganaxolone.

We expense research and development costs when we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and information our vendors provide to us.

We will incur substantial costs beyond our present and planned clinical trials in order to file NDAs and Supplemental New Drug Applications (sNDAs), or MAAs outside the U.S., for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further clinical trials and other studies will depend in large part on the outcome of preceding studies and trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical trials and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patents, consulting and accounting services. General and administrative expenses are expensed when incurred. We expect that our general and administrative expenses will increase in the future as a result of employee hiring and our scaling-up of operations commensurate with supporting more advanced clinical trials and in preparation for commercial infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, outside consultants, legal counsel and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalents and investment balances.

Interest Expense

Interest expense consists of interest expense and amortization of debt discount related to our Notes Payable.

Results of Operations

Federal Contract Revenue

Federal contract revenue was $1.9 million and $3.7 million for the three and six months ended June 30, 2021, respectively, compared to $0 for each of the comparable periods in 2020 as a result of the BARDA Contract.

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

We did not allocate research and development expenses to any other specific product development programs during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
CDKL5 deficiency disorder (1)	$2,722	$1,444	$4,561	$3,178
PCDH19-related epilepsy (2)	443	902	1,442	1,576
Tuberous Sclerosis (3)	395	200	1,254	333
Drug Development - Suspension (4)	3,036	1,015	4,874	4,239
Oral Indications Subtotal	6,596	3,561	12,131	9,326

Refractory status epilepticus	1,152	649	2,488	1,261
Drug Development - IV	806	685	2,544	1,796
IV Indications Subtotal (5)	1,958	1,334	5,032	3,057

Other Drug Development (6)	3,004	2,297	6,139	5,479
Indirect research and development (7)	7,004	4,560	13,851	8,894
Total	$18,562	$11,752	$37,153	$26,756

Note: Certain prior year expenses have been reclassified to conform to current year presentation.

(1)	The increase in the three and six months ended June 30, 2021 compared to the 2020 period was due primarily to an increase in regulatory and statistical analysis expenses associated with our NDA filing, partially offset by lower costs associated with our Phase 3 CDD trial.
(2)	Costs related to our PCDH19-related epilepsy program for the three and six months ended June 30, 2021 were lower as 2020 costs associated with our Phase 2 Violet study exceeded 2021 costs associated with our on-going open label extension.
(3)	The increase for the three and six months ended June 30, 2021 was primarily due to increased trial activity in 2021 from the ongoing Phase 2 TSC trial and, to a lesser degree, start-up activities for the Phase 3 TSC trial, as compared to Phase 2 start-up activities, including enrollment, in the relevant 2020 periods.
(4)	The increase for the three and six months ended June 30, 2021 was the result of increased manufacturing costs associated with scale up for the NDA submission and preparation for commercialization.
(5)	The increase in the three and six months ended June 30, 2021 was primarily due to start-up activities, including drug manufacturing, associated with the Phase 3 RSE clinical trial.
(6)	Other drug development expenses include external expenses associated with clinical and preclinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies, and other professional fees. The increase in the three and six months ended June 30, 2021 was primarily due to safety studies.
(7)	The increase is related to increased personnel costs in support of our increased activity in preclinical, clinical, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $6.8 million and $17.2 million for the three and six months ended June 30, 2021, respectively, compared to $4.1 million and $8.0 million for the three and six months ended June 30, 2020, respectively. The primary drivers of the increase for the three month comparative period were $1.7 million in increased personnel costs and $0.8 million in increased noncash stock-based compensation. The primary drivers of the increase for the six month comparative period were $3.1 million in increased personnel costs, $3.5 million in increased noncash stock-based compensation, $1.9 million in increased commercialization preparation and $0.3 million in increased legal fees. Of the increased noncash stock-based compensation, $2.1 million was due to modifications of stock options recorded in the first quarter of 2021 in connection with a severance agreement with our former Chief Financial Officer.

Interest Expense

Interest expense increased for the three and six months ended June 30, 2021 primarily due to $0.2 million interest expense and $0.1 million of debt amortization related to our Notes payable (Note 9 in accompanying notes to consolidated financial statements).

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $51.0 million and $34.3 million for the six months ended June 30, 2021 and 2020, respectively. Our cash used in operating activities was $39.1 million for the six months ended June 30, 2021 compared to $30.0 million for the same period a year ago. Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans. At June 30, 2021, we had cash and cash equivalents of $112.5 million.

European Commercialization Agreement

On July 30, 2021, we entered into a collaboration agreement (the Collaboration Agreement) with Orion Corporation (Orion), whereby Orion received exclusive rights to commercialize the oral and IV dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, tuberous sclerosis complex (TSC) and RSE. Under the agreement, we received a €25 million upfront fee and are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double digits to the high teens for the oral programs and the low double-digits to the low twenties for the IV programs. In connection with the upfront fee, we agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study are positive, based on the criteria set forth in the study’s protocol, Orion will have the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we must refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion shall have no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Collaboration Agreement shall terminate and be of no further force or effect.

Oaktree Credit Agreement

On May 11, 2021 (the Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million available to us in five tranches as follows (collectively, the Term Loans):

●	$15.0 million of tranche A-1 term loans advanced on the Closing Date.
●	Through December 31, 2021, $30.0 million of tranche A-2 term loans subject to written acceptance by the FDA of an NDA filing relating to the use of ganaxolone in the treatment of CDD.

●	Through December 31, 2022, $30.0 million of tranche B term loans subject to receipt of written approval from the FDA of an NDA permitting the marketing of ganaxolone in the United States to treat CDD (the FDA Approval).
●	Through June 30, 2023, $25.0 million of tranche C term loans subject to receipt of the FDA Approval and the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million. In addition, the availability of this tranche is subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.
●	Through December 31, 2023, $25 million of tranche D term loans subject to receipt of the FDA Approval and us earning at least $50 million in net product revenue in the United States for a period of six consecutive months.

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

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the year ended December 31, 2020, we issued 78,807 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds of $0.6 million. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60.0 million through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the Securities and Exchange Commission on July 9, 2020 and declared effective by the Securities and Exchange Commission on July 27, 2020. We did not sell any shares of our common stock during the six months ended June 30, 2021 under the New EDA.

Cash Flows

Operating Activities. Cash used in operating activities increased to $39.1 million for the six months ended June 30, 2021 compared to $30.0 million for the same period a year ago. The increase was driven by an increase in net loss, adjusted for $3.4 million increase in the change in accounts payable, accrued expenses and other long term-liabilities.

Investing Activities. Cash provided by investing activities for the six months ended June 30, 2021 represents the maturity of short-term investments of $1.5 million offset by $1.3 million in deposits and purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2020 represents $8.9 million purchases of short term investments, partially offset by $2.7 million maturities of short-term investments.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2021 primarily represents $12.3 million proceeds from notes payable, net of issuance costs, and proceeds from the exercise of stock options and for the six months ended June 30, 2020 represents $43.7 million proceeds from equity offerings, net of offering costs and proceeds from the exercise of stock options.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our continuing and planned clinical trials for ganaxolone, as well as scale up our operations and prepare for the potential commercialization of ganaxolone.

We believe that our cash and cash equivalents balance as of June 30, 2021, plus the net upfront proceeds received in August 2021 from the Collaboration Agreement with Orion, will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone;
●	the scope, progress, results and costs of researching and developing ganaxolone or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone or any other future product candidates;
●	the cost of commercialization activities if ganaxolone or any other future product candidates are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments pursuant to our exclusive license agreement with Orion for the commercialization of ganaxolone in Europe;
●	our obligation to reimburse the upfront payment under the Collaboration Agreement to Orion in the event of a positive genotoxicity study;
●	any product liability, infringement or other lawsuits related to our product candidates and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2020, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 9, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $51.0 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $362.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities, including the clinical development and planned commercialization of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

We have no products approved for commercial sale and have not generated any revenue from sales of any of our product candidates, and we do not know when, or if, we will generate revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize ganaxolone or other product candidates that we may develop, in-license or acquire in the future. Even if we obtain regulatory approval for ganaxolone, we do not know when we will generate revenue from product sales, if at all. Our ability to generate revenue from product sales of ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete pre-clinical and clinical development activities, including enrollment of clinical trial participants, completion of the necessary pre-clinical studies and clinical trials and attainment of study and trial results that will support regulatory approvals;

●	complete and submit NDAs to the FDA, MAAs with the EMA and other marketing authorization filings with regulatory agencies in other countries, and obtain regulatory approval for indications for which there is a commercial market;
●	make or have made commercial quantities of our products at acceptable cost levels;
●	develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves in the markets in which we choose to commercialize on our own;
●	find suitable partners to help us market, sell and distribute our approved products in other markets;
●	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers;
●	launch and commercialize product candidates for which we obtain regulatory approval;
●	obtain market acceptance of our product candidates as viable treatment options;
●	address any competing technological and market developments;
●	implement additional internal systems and infrastructure, as needed;
●	identify and validate new product candidates;
●	negotiate favorable terms in any collaboration, licensing or other commercial arrangements into which we may enter;
●	resolve potential intellectual property disputes with third parties;
●	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attract, hire and retain qualified personnel.

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

We believe that our cash and cash equivalents balance as of June 30, 2021, plus the net upfront proceeds received in August 2021 from the Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

●	initiation, progress, timing, costs and results of preclinical studies and clinical trials, including patient enrollment in such trials, for ganaxolone or any other future product candidates;
●	clinical development plans we establish for ganaxolone and any other future product candidates;
●	obligation to make royalty and non-royalty sublicense receipt payments to third-party licensors, if any, under our existing or any future licensing agreements;
●	our ability to receive funding under the BARDA Contract;
●	number and characteristics of product candidates that we discover or in-license and develop;
●	outcome, timing and cost of regulatory review by the FDA, the EMA and other comparable foreign regulatory authorities, including the potential for the FDA, the EMA or other comparable foreign regulatory authorities to require that we perform more studies or clinical trials than those that we currently expect;
●	our expectations regarding the amount and timing of milestone and royalty payments pursuant to our exclusive license agreement with Orion for the commercialization of ganaxolone in Europe;
●	our obligation to reimburse the upfront payment under the Collaboration Agreement to Orion in the event of a positive genotoxicity study;
●	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
●	effects of competing technological and market developments;
●	our obligations to make principal and interest payments under the Credit Agreement;
●	costs and timing of the implementation of commercial-scale manufacturing activities; and
●	costs and timing of establishing sales, marketing and distribution capabilities for ganaxolone or any other product candidates for which we may receive regulatory approval.

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

On May 11, 2021 (the Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million, consisting of (i) tranche A-1 term loans in an aggregate principal amount of $15.0 million advanced on the Closing Date, (ii) tranche A-2 term loans in an aggregate principal amount of $30.0 million, (iii) tranche B term loans in an aggregate principal amount of $30.0 million, (iv) tranche C term loans in an aggregate principal amount of $25.0 million and (v) tranche D term loans in an aggregate principal amount of $25.0 million (collectively, the Term Loans). Our ability to draw each tranche of the Term Loans is subject to the satisfaction of certain conditions applicable to each tranche as specified in the Credit Agreement. The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Closing Date (the Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Closing Date, in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. A commitment fee of 75 basis points per annum will accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated. The Term Loans will be guaranteed by certain of our future subsidiaries. Our obligations under the Credit Agreement and the guarantee of such obligations are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the future guarantors.    The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without Oaktree's prior consent, as well as a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to (i) from the Closing Date until the funding of the tranche A-2 term loans, $10.0 million, (ii) from the funding date of the tranche A-2 term loans until the funding date of the tranche B term loans, $20.0 million, and (iii) from the funding of the tranche B term loans until the Maturity Date, $15.0 million.

Oaktree may elect to accelerate the repayment of all unpaid principal of the Term Loans, accrued interest and other amounts owed under the Credit Agreement upon consummation of a specified change of control transaction or the occurrence of certain events of default (as specified in the Credit Agreement), including, among other things:

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

Subject to any applicable cure period set forth in the Credit Agreement, all amounts outstanding with respect to the Term Loans (principal and accrued interest), as well as any applicable prepayment premiums, interest “make-whole” payments or exit fees, would become due and payable (i) immediately, in the case of a payment or bankruptcy event of default or (ii) in the case of any other event of default, upon the request of Lenders holding at least a majority of the outstanding Term Loans and Term Loan commitments, at a default interest rate of 13.50%. Our assets or cash flow may not be sufficient to fully repay our obligations under the Term Loans if the obligations thereunder are accelerated upon any events of default. The duration and magnitude of any negative impact from the COVID-19 pandemic on ganaxolone commercialization, development or net revenues could also affect our ability to meet the requirements to draw on one or more of the Term Loan tranches and to remain in compliance with our liquidity financial covenant. Further, if we are unable to repay, refinance or restructure our obligations under the Term Loans, Oaktree on behalf of the Lenders could proceed to protect and enforce their rights under the Credit Agreement and other loan documents by exercising such remedies (including foreclosure on the assets securing our obligations under the Credit Agreement and the other loan documents) as are available to Oaktree and the Lenders and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Credit Agreement or other loan documents or in aid of the exercise of any power granted in the Credit Agreement or other loan documents. The foregoing would materially and adversely affect the ongoing viability of our business.

If we are unable to satisfy certain conditions in our Credit Agreement, we will be unable to draw down the remaining amount of the term loan facility.

For our Credit Agreement, we must satisfy certain conditions to be eligible to draw down the tranche A-2 term loans of $30.0 million, the tranche B term loans of $30.0 million, the tranche C term loans of $25.0 million and the tranche D term loans of $25.0 million. The tranche A-2 term loans of $30.0 million may be drawn by us on or before December 31, 2021, provided that we satisfy certain conditions described in the Credit Agreement, including receipt of written acceptance by the FDA of the NDA for the use of ganaxolone in the treatment of CDD. The tranche B term loans of $30.0 million may be drawn by us on or before December 31, 2022, provided that we satisfy certain conditions described in the Credit Agreement, including receipt of written approval from the FDA of an NDA permitting the marketing of ganaxolone in the United States to treat CDD (the FDA Approval). The tranche C term loans of $25.0 million may be drawn by us on or before June 30, 2023, provided that we satisfy certain conditions described in the Credit Agreement, including (i) receipt of the FDA Approval, (ii) the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million and (iii) either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone being generally well tolerated, with a safety profile generally consistent with previous clinical trials. The tranche D term loans of $25.0 million may be drawn by us on or before December 31, 2023, provided that we satisfy certain conditions described in the Credit Agreement, including receipt of the FDA Approval and us earning at least $50 million in net product revenue in the United States for a period of six consecutive months. If we are unable to satisfy those conditions, we would not be able to draw down the respective tranche of loans and may not be able to obtain alternative financing on commercially reasonable terms or at all.

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without the prior consent of Oaktree and the Lenders holding a majority of the Term Loan commitments. These covenants limit our ability to, among other things:

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

The covenants in our Credit Agreement and related security agreements may limit our ability to take certain actions that may be in our long-term best interests. In the event that we breach one or more covenants, Oaktree may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Credit Agreement, plus penalties and interest, terminate the Lenders’ commitments to fund any undrawn Term Loan tranches and foreclose on the collateral granted to them to secure the obligations under the Credit Agreement and the other loan documents. Such repayment could have a material adverse effect on our business, operating results and financial condition.

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

We intend to expend our limited resources to pursue our sole product candidate, ganaxolone, and may fail to capitalize on other technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.

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

We could be required to repay a portion of the upfront fee to Orion depending on the results of our planned genotoxicity study.

On July 30, 2021, we entered into the Collaboration Agreement with Orion whereby Orion received exclusive rights to commercialize ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, TSC and RSE, if and when approved. In connection with the Collaboration Agreement, we received an upfront fee of €25 million. In connection therewith, we agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study are positive, based on the criteria set forth in the study’s protocol, Orion will have the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we must refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion shall have no further rights to the oral and IV dose formulations of ganaxolone and the Collaboration Agreement shall terminate and be of no further force or effect. If we are required to repay a portion of the upfront fee to Orion, the Collaboration Agreement will terminate. In such case, our ability to commercialize ganaxolone in Europe would be significantly limited unless we are able to find another suitable partner., and our business, results of operations, financial condition and prospects could be materially and adversely affected.

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

We do not have any products that have gained regulatory approval in any jurisdiction. Our only product candidate is ganaxolone. As a result, our business is dependent on our ability to successfully complete clinical development, scale-up manufacturing, obtain regulatory approval, and, if approved, commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.

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

In addition, ganaxolone is metabolized extensively in animals and humans. During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. In October 2020, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included at the time of submission; results from any additional studies that may be required based on an evaluation of these data could be submitted during the review or, if unavailable, in response to a post-marketing requirement(s) if the application is approved. If such additional non-clinical data indicates a safety issue, it may impact approvability or the FDA may impose serious and extensive restrictions on the commercialization of oral ganaxolone for CDD, which could have a material adverse impact on our business, results of operations and financial condition. We have recently completed an activity assay for the M2 metabolite and have include the results in the July 2021 NDA submission, as required. We have engaged a contract organization to synthesize and manufacture the M2 metabolite for further testing. The further testing involves a dose range finding study in rats and then an in vivo micronucleus with comet analysis for the detection of genotoxicity. We estimate that this testing will be complete in Q1 2022. In the event of a positive genotoxicity study, Marinus could conduct additional toxicity studies to further identify the effect of the M2 metabolite. Although we believe any additional studies necessary to evaluate the metabolite could be conducted post approval, there is a risk that a positive genotoxicity study will significantly negatively impact our ability to receive approval of ganaxolone from the FDA. In the EU, if additional studies are needed, these are usually required before or during Marketing Authorization Application (MAA) review which could negatively impact regulatory approvability. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical and other studies.

We submitted our NDA for ganaxolone in CDD in July 2021. Within 60 days after FDA receives our NDA, the FDA will determine whether the NDA may be filed. The filing of an NDA means that FDA has made a threshold determination that the NDA is sufficiently complete to permit a substantive review. The FDA may refuse to file our CDD NDA if during this initial 60-day review, FDA determines that it does not meet the requirements for substantive review. Even if the FDA were to accept our NDA for CDD for review, there is a risk the FDA may determine as a result of its review that the NDA does not meet the standards for regulatory approval. If the FDA were to decide not to approve the NDA in its initially submitted form, the FDA would issue a complete response letter describing the deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions for the FDA to reconsider the application. If a complete response letter were to be issued, we may either resubmit the NDA, addressing all of the deficiencies identified in the complete response letter, or withdraw the application. Even if we resubmit the NDA after addressing the issues identified in the complete response letter, approval of the NDA is not assured, as FDA may determine the resubmitted NDA still does not meet the standards for approval.

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

Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities for CDD, RSE, or any other indication, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval trial or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

Because the results of preclinical studies or earlier clinical trials are not necessarily predictive of future results, ganaxolone may not have favorable results in current or future preclinical studies or clinical trials or receive regulatory approval.

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

Undesirable side effects caused by ganaxolone could cause us, an institutional review board (IRB), or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. To date, a total of 1,930 subjects have received at least one dose of ganaxolone across the 46 completed studies. This includes 447 subjects in Phase 1 and 1,483 subjects in Phase 2/3 studies. In addition, 77 subjects were administered the IV formulation and 16 subjects received both the IV and oral formulations. Although ganaxolone has generally been well-tolerated by patients in our clinical trials to date, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the CNS were categorized as severe as compared to side effects of other body systems.

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

In addition, ganaxolone is metabolized extensively in animals and humans. During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. In October 2020, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included at the time of submission; results from any additional studies that may be required based on an evaluation of these data could be submitted during the review or, if unavailable, in response to a post-marketing requirement(s) if the application is approved. If such additional non-clinical data indicates a safety issue, it may impact approvability or the FDA may impose serious and extensive restrictions on the commercialization of CDD, which could have a material adverse impact on our business, results of operations and financial condition. We have recently completed an activity assay for the M2 metabolite and have included the results in the July 2021 NDA submission, as required. We have engaged a contract organization to synthesize and manufacture the M2 metabolite for further testing. The further testing involves a dose range finding study in rats and then an in vivo micronucleus with comet analysis for the detection of genotoxicity. We estimate that this testing will be complete in Q1 2022. In the event of a positive genotoxicity study, Marinus could conduct additional toxicity studies to further identify the effect of the M2 metabolite. Although we believe any additional studies necessary to evaluate the metabolite, could be conducted post approval, there is a risk that a positive genotoxicity study will significantly negatively impact our ability to receive approval of ganaxolone from the FDA. In the EU, if additional studies are needed, these are usually required before or during Marketing Authorization Application (MAA) review which could negatively impact regulatory approvability.

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

Additionally, the FDA is expected to recommend scheduling of ganaxolone as a controlled substance based on the abuse liability assessment conducted for the NDA submission. In such event, the U.S. Drug Enforcement Administration (DEA) will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. DEA scheduling would be expected to occur within 90 days of a potential approval and would delay our ability to market ganaxolone until determined. If ganaxolone is determined to be a controlled substance, the manufacture, import, export, distribution, storage, sale, dispensing, prescribing, and use will be subject to a significant degree of additional regulation by the DEA as well as state regulatory authorities. The restrictive nature of these regulations could also limit commercialization and market acceptance of ganaxolone, if approved.

The therapeutic efficacy and safety of ganaxolone are unproven, and we may not be able to successfully develop and commercialize ganaxolone in the future.

Ganaxolone is a novel compound and its potential therapeutic benefit is unproven. Our ability to generate revenue from ganaxolone will depend on our successful development and commercialization after regulatory approval, which is subject to many potential risks and may not occur. Ganaxolone may interact with human biological systems in unforeseen, ineffective or harmful ways. If ganaxolone is associated with undesirable side effects or has characteristics that are unexpected, we may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating the target indications for ganaxolone have later been found to cause side effects that prevented further development of the compound. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third-party licensing or collaboration transactions with respect to, or successfully commercialize, ganaxolone, in which case we will not achieve profitability and the value of our stock may decline.

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

Even if ganaxolone receives regulatory approval, we will still have to comply with current and future regulatory requirements and may face regulatory difficulties.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for an indication for which it receives the designation, then the product is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for the exclusivity period except in limited situations. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

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

In July 2020, the FDA granted RPD Designation for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, we may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application or can be sold or transferred to a third party. However, receiving an RPD Designation for ganaxolone for the treatment of CDD does not guarantee that an NDA for ganaxolone for the treatment of CDD will meet the eligibility criteria for a RPD priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (the FDC Act), we will need to request an RPD priority review voucher in our original NDA for ganaxolone. The FDA may determine that the NDA for ganaxolone, if approved, does not meet the eligibility criteria for an RPD priority review voucher, including for the following reasons:

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

Specifically, there are more than 25 approved AEDs available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by Lundbeck, UCB, Eisai, Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), Zogenix, SK Biopharmaceuticals and Sunovion Pharmaceuticals. In addition, there are several drugs in development for the treatment of pediatric orphan indications, including compounds being developed by Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), Zogenix, Zynerba, Takeda, and Ovid.

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

We focus our research and product development on therapeutics to treat patients suffering from seizure disorders. Our projections of both the number of people who have these disorders, as well as the subset of people with these diseases who have the potential to benefit from treatment with ganaxolone, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these disorders. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ganaxolone, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

We will depend on Orion for the commercialization of ganaxolone in Europe, and if they terminate the Collaboration Agreement we would not have a European commercial presence.

On July 30, 2021, we entered into the Collaboration Agreement with Orion whereby Orion received exclusive rights to commercialize ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, TSC and RSE, if and when approved. The timing and amount of any milestone and royalty payments we receive under this agreement will depend in part on Orion’s efforts. We will also depend on Orion to comply with all applicable laws relative to the commercialization of ganaxolone in Europe. We do not control the individual efforts of Orion, and any failure by Orion to devote sufficient time and effort to the commercialization of ganaxolone could have a material adverse impact on our financial results and operations, such as a failure by Orion to meet its obligations to us, including future milestone and royalty payments. In addition, if Orion were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the agreement with Orion could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the commercialization of ganaxolone in Europe. If we breach our obligations under the agreement with Orion and are unable to cure such breach, Orion may terminate the agreement and retain all rights to commercialize ganaxolone in Europe with no obligation to make any additional milestone or royalty payments.

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

In the United States, there have been and continue to be a number of legislative and regulatory changes and proposed changes to contain healthcare costs. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by eligible beneficiaries and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In recent years, Congress has considered reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare & Medicaid Services (CMS) also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for ganaxolone, if approved, or additional pricing pressures.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the Affordable Care Act) is intended to reduce the cost of, improve the quality of, and expand access to healthcare, among other things. Among other things, the Affordable Care Act expanded manufacturers’ Medicaid rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100.0% of AMP. The Affordable Care Act and subsequent legislation also changed the definition of AMP. Furthermore, the Affordable Care Act imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. The implications of the Affordable Care Act, and efforts to repeal, replace, or otherwise modify or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, and the political uncertainty surrounding any efforts to repeal, replace, or otherwise modify the Affordable Care Act for our business and financial condition, if any, are not clear. We will continue to evaluate the effect that the Affordable Care Act as well as its possible repeal, replacement, modification, or invalidation, in whole or in part, have on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2030 (with the exception of a temporary suspension from May 1, 2020 through December 31, 2021) unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and commercialization of ganaxolone, these laws may result in reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

In the United States, the EU and other potentially significant markets for ganaxolone, there has been increasing legislative, regulatory, and enforcement interest with respect to drug pricing practices. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

We expect to participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, if we successfully commercialize one or more products for which we receive regulatory approval, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data, such as average manufacturer price and best price, that we would have to report on a monthly and quarterly basis to the CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of single-source and innovator multiple-source products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions subject to certain exclusions. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value-based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise AMP and

Best Price exclusions with respect to manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). Our failure to comply with the aforementioned price reporting and rebate payment obligations if we participate in the Medicaid Drug Rebate Program could negatively impact our financial results.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (HRSA), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as certain hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the list of covered entities to include certain children’s hospitals, free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempted “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and unit rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid unit rebate amount under the Affordable Care Act or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize one or more products for which we receive regulatory approval.

HRSA issued a final regulation, effective January 1, 2019, regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. HRSA also has implemented a ceiling price reporting requirement, pursuant to which manufacturers must report the 340B ceiling prices for their covered outpatient drugs to HRSA on a quarterly basis. HRSA then publishes those prices to 340B covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, including claims that a manufacturer has limited the covered entity’s ability to purchase covered outpatient drugs at or below the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts, including claims that an individual does not qualify as a patient for 340B Program purposes and claims that a covered entity is not eligible for the 340B Program. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. For calendar quarters beginning January 1, 2022, manufacturers will need to start reporting the average sales price for drugs under the Medicare Part B program regardless of whether they are enrolled in the Medicaid Drug Rebate Program.  Currently, only manufacturers participating in the Medicaid Drug Rebate Program are obligated to do so.

In addition, in a November 20, 2020 interim final rule, CMS established a “Most Favored Nation” demonstration model to test Medicare Part B reimbursement of certain separately payable drugs or biologicals identified by CMS as having the highest annual Medicare Part B spending via an alternative payment methodology based on international reference prices. The list of products is to be updated annually to add more products, and products are not to be removed from the list absent limited circumstances. The rule has become subject to judicial challenges, and federal courts have halted implementation of the rule at this time via court order. There is also proposed legislation pending that would establish an international reference price-based payment methodology.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by the manufacturer, governmental or regulatory agencies, and the courts.  If we participate in the Medicaid Drug Rebate Program and consequently the 340B program, we could be held liable for errors associated with our submission of pricing data, including, but not limited to, the following penalties. In addition to retroactive Medicaid rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Civil monetary penalties can also be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price.  A covered entity or association representing covered entities can also bring claims against us through HRSA’s 340B ADR process. HRSA could terminate our 340B program Pharmaceutical Pricing Agreement for good cause, which would cause our Medicaid National Drug Rebate Agreement to be terminated, rendering federal funds for our covered outpatient drugs unavailable under Medicaid and Medicare Part B.  Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would be participating in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. If we are found to have knowingly misclassified a drug (i.e., by knowingly classifying it as a generic drug for Medicaid Drug Rebate Program purposes, which are subject to lower rebates, instead of a single-source or innovator multiple-source drug) we could be subject to civil monetary penalties no greater than two times the difference between the rebates we should have paid and the rebates we actually paid, which penalties are in addition to the penalties discussed previously.

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

In order to be eligible to have our products that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also would have to participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. As part of this program, we would be obligated to make our products available for procurement on an FSS contract under which we would be required to comply with standard government contract terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP) to four federal agencies (VA, Department of Defense (DOD), Public Health Service, and U.S. Coast Guard).

The FCP is based on the Non-Federal Average Manufacturer Price (Non-FAMP), which we would be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law and related contract terms, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing program and contract also contain extensive disclosure and certification requirements.

If we successfully commercialize one or more products for which we receive regulatory approval, we also would participate in the Tricare Retail Pharmacy program, under which we would be required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We would be required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If it were concluded that we had overcharged the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the FCA and /or other laws and regulations. Unexpected refunds to the government, and/or having to respond to a government investigation or enforcement action, could be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

●	the federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully soliciting, offering, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, or arranging for the purchase, lease, or order of, any healthcare item or service, for which payment may be made under a federal healthcare program such as Medicare & Medicaid;
●	the FCA prohibits, among other things, individuals or entities from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;
●	other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
●	the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program, to report annually to CMS information related to payments and other transfers of value to physicians, and teaching hospitals, and starting in 2022 certain other health care professionals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, as well as other state laws and regulations governing pharmaceutical manufacturers; and
●	state and foreign laws and regulations govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

For a fuller discussion of the applicable anti-kickback, fraud and abuse, transparency, and other health care laws and regulations applicable to our business, see Item 1, “Business – Other Healthcare Laws and Compliance Requirements” in our most recent Annual Report on Form 10-K filed on March 9, 2021.

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

In California, the CCPA took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. Similarly, there are a number of legislative proposals in the EU, the United States (at both the federal and state level), as well as in other jurisdictions that could change existing obligations, and/or impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

In addition, the EU’s legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (GDPR), which entered into effect on May 25, 2018 and imposes penalties up to 4% of annual global turnover for breaches of related obligations.

In the event we enroll patients in our ongoing or future clinical trials in the European Economic Area (EEA), we will be subject to the additional privacy restrictions imposed by the General Data Protection Regulation (the GDPR),

including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the EEA as governed by the GDPR and the related national data protection laws of the individual EEA countries. The GDPR imposes several requirements on companies that process personal data, with especially strict rules on the transfer of personal data out of the EEA, including to the U.S, and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the individual EEA countries. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EEA activities. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the United Kingdom. The European Commission has adopted an Adequacy Decision concerning the level of data protection in the United Kingdom. Personal data may now flow freely from the EEA to the United Kingdom, however, the European Commission may suspend the Adequacy Decision if it considers that the United Kingdom no longer provides for an adequate level of data protection.

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

In addition, our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses (SCCs), the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA.

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

In September 2020, Ovid Therapeutics, Inc. (Ovid) contacted us and disclosed that it owns two recently issued patents that include claims that encompass our product candidates for the treatment of CDD and PCDH19. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for CDD and PCDH19, during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for CDD, or PCDH19, as applicable, based upon the “safe harbor” provisions of the Hatch-Waxman Act. We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for CDD and PCDH19, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for CDD and PCDH19 altogether, which would have a material adverse impact on our business. We are also aware of a patent application owned by Ovid that is pending in the European Patent Office. That patent application includes claims that encompass our product candidates for use in the treatment of CDD. This pending application is under examination. In March 2020 the European Patent Office issued an examiner report stating that none of the claims meet the requirements for patenting. Ovid filed a brief response but did not amend any of the claims. The application remains under examination and no claims have been allowed. It is possible that this pending application may issue as a patent with claims that encompass our product candidates for the treatment of CDD, in which case, the above risks would also apply to any such patent that issues. We are also aware of a pending patent application by Ovid in the same patent family that includes claims that encompass our product candidate for the treatment of SE. This pending patent application is in the early stages of examination at the USPTO. It is possible that this pending patent application may issue as a patent with claims that encompass our product candidate for the treatment of RSE, in which case, the above risks would also apply to any such patent that was issued.

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

The continued global spread of COVID-19 has not materially adversely impacted our operating results, financial condition or cash flows as of and for the six months ended June 30, 2021. However, COVID-19 has impacted our clinical operations and timelines. For example, several of our Phase 1 trials of oral ganaxolone to support the development of CDD have experienced delays in enrollment due to COVID-19. In response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in refractory status epilepticus

(RSE) is conducted in hospitals, including academic medical centers, which have experienced high rates of COVID-19 admissions. As a result of limited resources related to COVID-19, our Phase 3 clinical trial for RSE has had unexpected site initiation delays and enrollment challenges throughout the second quarter of 2021. Given these most recent challenges, we now expect our top-line data readout for the RAISE trial to be second half of 2022. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while COVID-19 outbreaks continue. We are unable to predict the impact that COVID-19 will have in the future on our business, operating results, financial condition and cash flows. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

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

As of June 30, 2021, we had 91 full-time and no part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 33.2% of our voting stock. Upon conversion of all of our outstanding convertible preferred stock, as of June 30, 2021, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 31.7% of our voting stock. This concentration of ownership could harm the market price of our common stock by delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might negatively affect the prevailing market price for our common stock.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2021, we had outstanding a total of 36,732,402 shares of common stock and 4,575 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock). The Series A Preferred Stock were convertible into 915,000 shares of common stock as of June 30, 2021, subject to certain ownership limitations. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans or otherwise will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act of 1933, as amended (Securities Act) or the application of exemptions from such registration with respect to any sales such as Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Provisions in our fourth amended and restated certificate of incorporation, as amended (Certificate of Incorporation) and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

●	permit our board of directors to issue up to 25,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which 4,575 shares of Series A Preferred Stock are outstanding;
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	establish a classified board of directors such that only one of three classes of directors is elected each year;
●	provide that directors can only be removed for cause;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the chairperson of the board of directors, the chief executive officer or the board of directors.

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

Not applicable.

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
10.1

Credit Agreement and Guaranty, dated May 11, 2021, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on May 17, 2021.)

10.2

Security Agreement, dated May 11, 2021, by and among Marinus Pharmaceuticals, Inc., as Grantor, and Oaktree Fund Administration, LLC, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to Form 10-Q quarterly report filed on May 17, 2021.)

10.3

Letter Agreement, dated May 17, 2021, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on May 17, 2021.)

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

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN	President and Chief Executive Officer (principal executive officer) and Director	August 10, 2021
Scott Braunstein

/s/ STEVEN PFANSTIEL	Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 10, 2021
Steven Pfanstiel