Form 10-Q
period 2021-09-30
MARINUS PHARMACEUTICALS INC
filed 2021-11-09
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2021, was: 36,766,355.

Risk Factor Summary

The following summarizes the principal factors that make an investment in us speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We have not generated any revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and commercialization of ganaxolone.
●	Our failure to comply with the covenants or other terms of the Credit Agreement, including as a result of events beyond our control, could result in a default under the Credit Agreement that could materially and adversely affect the ongoing viability of our business.
●	If we are unable to satisfy certain conditions in our Credit Agreement, we will be unable to draw down the remaining amount of the term loan facility.
●	Our Credit Agreement contains restrictions that limit our flexibility in operating our business.
●	Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.
●	We intend to expend our limited resources to pursue our sole product candidate, ganaxolone, and may fail to capitalize on other technologies or product candidates that may be more profitable or for which there may be a greater likelihood of success.
●	We could be required to repay a portion of the upfront fee to Orion Corporation depending on the results of our planned genotoxicity study.
●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Risks Related to Clinical Development and Regulatory Approval of Our Product Candidates

●	Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in several indications and will require significant capital resources and years of additional clinical development effort.
●	While our New Drug Application (NDA) for ganaxolone for the treatment of CDKL5 deficiency disorder (CDD) was accepted by the Food and Drug Administration (FDA) for filing in September 2021, we may not receive regulatory approval of our application.
●	We are conducting clinical development activities for ganaxolone across multiple indications, and such clinical development activities may not produce favorable results, which could adversely impact our ability to achieve regulatory approval for ganaxolone in such indications.
●	Ganaxolone may cause undesirable side effects, or have other properties, such as abuse potential, that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	The therapeutic efficacy and safety of ganaxolone have not been established by regulatory authorities, and we may not be able to successfully develop and commercialize ganaxolone in the future.
●	Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.
●	Enrollment of our clinical trials may take longer than anticipated
●	Even if ganaxolone receives regulatory approval, we will have to comply with current and future regulatory requirements and may face regulatory difficulties.
●	We may not be able to obtain or maintain orphan drug exclusivity for ganaxolone across all indications and markets, which could limit the potential profitability of ganaxolone.
●	Even though we have received a Rare Pediatric Disease Designation (RPD Designation) from the FDA for ganaxolone for the treatment of CDD, we may not receive a rare pediatric disease priority review voucher.

●	Failure to obtain regulatory approval in international jurisdictions would prevent ganaxolone from being marketed in these jurisdictions.

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

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual terms and/or regulatory requirements or meet expected timelines, our development plans may be adversely affected and we may not be able to obtain regulatory approval for or commercialize ganaxolone.
●	Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials. We have no experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing of ganaxolone could be delayed.
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

Risks Related to Regulatory Compliance

●Currently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize ganaxolone and affect the prices we may obtain.

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
●We rely on government funding for certain aspects of our research and development activities and we may develop intellectual property through such activities and therefore may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

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

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$145,101	$138,509
Short-term investments	—	1,474
Accounts receivable	2,473	1,646
Contract asset	1,059	—
Prepaid expenses and other current assets	4,858	4,638
Total current assets	153,491	146,267
Property and equipment, net	2,650	1,945
Other assets	2,732	2,250
Total assets	$158,873	$150,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$693	$2,211
Refund liability	21,828	—
Accrued expenses	15,155	8,518
Total current liabilities	37,676	10,729
Notes payable, net of deferred financing costs	40,579	—
Other long-term liabilities	2,124	2,534
Total liabilities	80,379	13,263
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 4,575 shares issued and outstanding at September 30, 2021 and 4,753 issued and outstanding at December 31, 2020	4,302	4,469
Common stock, $0.001 par value; 150,000,000 shares authorized, 36,758,508 issued and 36,751,201 outstanding at September 30, 2021 and 36,585,767 issued and 36,578,460 outstanding at December 31, 2020	37	37
Additional paid-in capital	456,555	444,622
Treasury stock at cost, 7,307 shares at September 30, 2021 and December 31, 2020	—	—
Accumulated deficit	(382,400)	(311,929)
Total stockholders’ equity	78,494	137,199
Total liabilities and stockholders’ equity	$158,873	$150,462

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Federal contract revenue	$1,127	$171	$4,838	$171
Collaboration revenue	8,987	—	8,987	—
Total revenue	10,114	171	13,825	171

Expenses:
Research and development	18,353	11,306	55,506	38,062
General and administrative	9,452	4,564	26,656	12,543
Cost of collaboration revenue	1,478	—	1,478	—
Loss from operations	(19,169)	(15,699)	(69,815)	(50,434)
Interest income	17	79	57	459
Interest expense	(678)	—	(1,029)	—
Other income (expense), net	323	(39)	316	(31)
Net loss and comprehensive loss	$(19,507)	$(15,659)	$(70,471)	$(50,006)
Deemed dividends on convertible preferred stock	—	—	—	(8,880)
Net loss applicable to common shareholders	$(19,507)	$(15,659)	$(70,471)	$(58,886)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.53)	$(0.51)	$(1.92)	$(2.29)
Basic and diluted weighted average shares outstanding	36,744,591	30,552,947	36,667,472	25,737,981

Net loss	$(19,507)	$(15,659)	$(70,471)	$(50,006)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	—	(15)	—	11
Total comprehensive loss	$(19,507)	$(15,674)	$(70,471)	$(49,995)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(70,471)	$(50,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262	243
Amortization of debt issuance costs	319	—
Stock-based compensation expense	10,867	5,521
Noncash contract asset	(41)	—
Noncash lease expense	232	194
Noncash lease liability	237	276
Changes in operating assets and liabilities:
Refund liability	21,828	—
Contract asset	(1,018)	—
Prepaid expenses and other current assets, non-current assets, and accounts receivable	(453)	(1,496)
Accounts payable, accrued expenses and other long term-liabilities	4,511	754
Net cash used in operating activities	(33,727)	(44,514)
Cash flows from investing activities
Maturities of short-term investments	1,474	5,711
Purchases of short-term investments	—	(8,931)
Deposit on property and equipment	(1,329)	—
Purchases of property and equipment	(839)	—
Net cash used in investing activities	(694)	(3,220)
Cash flows from financing activities
Proceeds from exercise of stock options	902	616
Proceeds from notes payable, net of issuance costs	40,259	—
Financing costs, paid	(148)	—
Proceeds from equity offerings, net of offering costs	—	43,512
Net cash provided by financing activities	41,013	44,128
Net increase (decrease) in cash and cash equivalents	6,592	(3,606)
Cash and cash equivalents—beginning of period	138,509	90,943
Cash and cash equivalents—end of period	$145,101	$87,337
Supplemental disclosure of cash flow information
Contractual exit fee included in notes payable	$900	$—
Property and equipment in accrued expenses	$107	$—
Conversion of preferred stock to common stock	$—	$17

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2019	—	$—	21,625,088	$22	$295,121	7,307	$—	$—	$(235,574)	$59,569
Stock-Based Compensation Expense	—	—	—	—	1,876	—	—	—	—	1,876
Exercise of stock options	—	—	59,978	—	312	—	—	—	—	312
Issuance of restricted stock	—	—	5,250	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	27	—	27
Deemed dividend on beneficial conversion feature - Series A convertible preferred stock	—	—	—	—	8,880	—	—	—	(8,880)	—
Net Loss	—	—	—	—	—	—	—	—	(18,672)	(18,672)
Balance, March 31, 2020	—	—	21,690,316	22	306,189	7,307	—	27	(263,126)	43,112
Stock-based compensation expense	—	—	—	—	1,796	—	—	—	—	1,796
Exercise of stock options	—	—	47,455	—	200	—	—	—	—	200
Conversion of convertible preferred stock into common	—	—	4,139,400	4	19,451	—	—	—	—	19,455
Issuance of common stock under equity distribution agreement, net of expenses of $68	—	—	78,807	—	602	—	—	—	—	602
Issuance of common stock in connection with follow-on public offering ($2.50 per share), net of expenses of $3,090	—	—	4,600,000	5	42,905	—	—	—	—	42,910
Transfer of convertible preferred stock into permanent equity	9,303	8,745	—	—		—	—	—	—	8,745
Net loss	—	—	—	—	—	—	—	—	(15,675)	(15,675)
Balance, June 30, 2020	9,303	8,745	30,555,978	31	371,143	7,307	—	27	(278,801)	101,145
Stock-based compensation expense	—	—	—	—	1,849	—	—	—	—	1,849
Exercise of stock options	—	—	16,647	—	104	—	—	—	—	104
Conversion of convertible preferred stock into common	(50)	(47)	10,000	—	47	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	—	(15,659)	(15,659)
Balance, September 30, 2020	9,253	$8,698	30,582,625	$31	$373,143	7,307	—	$11	(294,461)	87,423

Balance, December 31, 2020	4,753	$4,469	36,585,767	$37	$444,622	7,307	$—	$—	$(311,929)	$137,199
Stock-Based Compensation Expense	—	—	—	—	5,035	—	—	—	—	5,035
Exercise of stock options	—	—	55,030	—	244	—	—	—	—	244
Financing Costs	—	—	—	—	(3)	—	—	—	—	(3)
Net Loss	—	—	—	—	—	—	—	—	(27,141)	(27,141)
Balance, March 31, 2021	4,753	$4,469	36,640,797	$37	$449,898	7,307	$—	$—	$(339,070)	$115,334
Stock-based compensation expense	—	—	—	—	2,991	—	—	—	—	2,991
Exercise of stock options	—	—	63,312	—	557	—	—	—	—	557
Conversion of convertible preferred stock into common	(178)	(167)	35,600	—	167	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(23,823)	(23,823)
Balance, June 30, 2021	4,575	4,302	36,739,709	37	453,613	7,307	—	—	(362,893)	95,059
Stock-based compensation expense	—	—	—	—	2,841	—	—	—	—	2,841
Exercise of stock options	—	—	18,799	—	101	—	—	—	—	101
Net loss	—	—	—	—	—	—	—	—	(19,507)	(19,507)
Balance, September 30, 2021	4,575	$4,302	36,758,508	$37	$456,555	7,307	—	$—	(382,400)	78,494

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus was declared a pandemic by the World Health Organization in March 2020 and has spread to nearly every country in the world, including the United States (U.S.). Efforts to contain the spread of COVID-19 have intensified and many countries, including the U.S., have implemented travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering from COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our employees, contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to restrictions that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has not materially adversely impacted our operating results, financial condition or cash flows as of and for the nine months ended September 30, 2021. However, COVID-19 has impacted our clinical operations and timelines. In response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in refractory status epilepticus (RSE) is conducted in hospitals, including academic medical centers, which have experienced high rates of COVID-19 admissions. Due to COVID-19, priorities in several academic medical centers participating in the RAISE Trial, including staff turnover and the need for clinical sites to devote significant resources to patients with COVID-19, the trial has experienced site initiation and enrollment delays. Given these challenges, we previously updated our expectation of top-line data readout for the RAISE Trial to be available in the second half of 2022. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while COVID-19 outbreaks continue. We are unable to predict the impact that COVID-19 will have in the future on our business, operating results, financial condition and cash flows. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception, including losses of $70.5 million for the nine months ended September 30, 2021. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, if approved, and commercialization of our product candidates will require significant additional financing. Our accumulated deficit as of September 30, 2021 was $382.4 million and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions, other transactions, including the sale of priority review vouchers if awarded, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

obtaining an adequate level of financing for the development and, if approved, commercialization of our product candidates.

On July 30, 2021, we entered into a collaboration agreement (the Collaboration Agreement) with Orion Corporation (Orion), whereby Orion received exclusive rights to commercialize the oral and IV dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, tuberous sclerosis complex (TSC) and RSE. Under the agreement, we received a €25 million ($29.6 million) upfront fee and are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double digits to the high teens for the oral programs and the low double-digits to the low twenties for the IV programs. In connection with the upfront fee, we agreed to provide Orion with the results of an ongoing genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study are positive, based on the criteria set forth in the study’s protocol, Orion will have the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we must refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion shall have no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Collaboration Agreement shall terminate and be of no further force or effect.

On May 11, 2021 (the Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million available to us in five tranches (collectively, the Term Loans). Refer to Note 9. Notes Payable for additional information.

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE Trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period during which BARDA will provide up to approximately $21 million of funding for the RAISE Trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE Trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

We believe that our cash and cash equivalents balance as of September 30, 2021 will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Contract Liability

When consideration is received, or such consideration is unconditionally due, from a customer prior to completing our performance obligation to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities expected to be recognized as revenue or a reduction of expense within the 12 months following the balance sheet date are classified as current liabilities. Contract liabilities not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term liabilities. In accordance with ASC 210-20, our contract liability is offset by a contract asset as further discussed in Note 10.

Collaboration and Licensing Revenue

We may enter into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with counterparties for the development and commercialization of our product candidates. These arrangements may contain multiple components, such as (i) licenses, (ii) research and development activities, and (iii) the manufacturing of certain material. Payments pursuant to these arrangements may include non-refundable and refundable payments, payments upon the achievement of significant regulatory, development and commercial milestones, sales of product at certain agreed-upon amounts, and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under a collaboration agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

We must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as forecasted revenues and costs, development timelines, discount rates and probabilities of regulatory and commercial success. We also apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time.

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

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets
Money market funds (cash equivalents)	$113,340	$—	$—	$113,340
Total assets	$113,340	$—	$—	$113,340
December 31, 2020
Assets
Money market funds (cash equivalents)	$138,509	$—	$—	$138,509
Certificates of deposit	1,474	—	—	1,474
Total assets	$139,983	$—	$—	$139,983

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and related costs	$4,755	$4,097
Clinical trials and drug development	8,388	2,452
Professional fees	1,178	927
Short-term lease liabilities	540	510
Other	294	532
Total accrued expenses	$15,155	$8,518

5. Investments

We did not have any investments as of September 30, 2021. As of December 31, 2020, our investments consisted of certificates of deposit with various financial institutions with original maturities of six to nine months.  Investments are classified as short- or long-term investments on our balance sheets based on original maturity. Certificates of deposits were classified as held-to-maturity and were recorded at amortized cost, which approximated fair value.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our certificates of deposit are each individually and fully insured by the Federal Deposit Insurance Company (FDIC). Accordingly, we did not record any allowance for potential credit losses as of December 31, 2020.

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

	September 30,
	2021	2020
Convertible preferred stock	915,000	1,850,600
Restricted stock	37,000	5,250
Stock options	4,625,768	3,344,885
	5,577,768	5,200,735

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of September 30, 2021, 6,565 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan.

In August 2014, we adopted our 2014 Equity Incentive Plan, most recently amended in May 2020 (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. As of September 30, 2021, 3,291,558 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 1,017,372 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Stock Options

There were 4,625,768 stock options outstanding as of September 30, 2021 at a weighted-average exercise price of $12.20 per share, including 1,327,645 stock options outstanding outside of the 2014 Plan, granted as inducements to new employees. During the nine months ended September 30, 2021, 1,701,258 options were granted to employees and directors at a weighted-average exercise price of $13.64 per share. Of the options granted, 1,082,324 options were granted pursuant to the 2014 Plan and 618,934 were granted outside of the 2014 Plan as inducements for new employees.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$1,060	$701	$3,333	$2,108
General and administrative	1,700	1,145	7,317	3,405
Total	$2,760	$1,846	$10,650	$5,513

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

We issued 15,000 and 5,250 restricted shares of common stock during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 there were 37,000 restricted shares of common stock outstanding.

Total compensation cost recognized for all restricted stock awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative	81	3	217	8
Total	$81	$3	$217	$8

Preferred Stock

As of September 30, 2021, 4,575 shares of our Series A Convertible Preferred Stock (Preferred Stock) remained outstanding, convertible into 915,000 shares of our common stock. In the second quarter of 2021, 178 shares of our Preferred Stock were converted into 35,600 shares of common stock. In May 2020, a registration statement covering the resale of shares of our common stock underlying our Preferred Stock was declared effective by the SEC. In accordance with the securities purchase agreements underlying the Preferred Stock, the liquidation preference was terminated, and we reclassified the Preferred Stock into permanent equity.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

8. Leases

We have entered into operating leases for real estate. These leases have terms which range from 36 to 78 months, and include renewal terms which can extend the lease terms by 24 to 60 months, which are included in the lease term when it is reasonably certain that we will exercise the option.  As of September 30, 2021, our operating leases had a weighted average remaining lease term of 48 months.  These right-of-use (ROU) assets are included in "Other assets" on our interim consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.  The ROU assets were initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of September 30, 2021 and December 31, 2020, ROU assets were $1.7 million and $2.0 million, respectively, and operating lease liabilities were $2.7 million and $3.0 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During each of the three months ended September 30, 2021 and 2020, we recognized $0.2 million in total lease costs. During each of the nine months ended September 30, 2021 and 2020, we recognized $0.5 million in total lease costs. In all periods, we recognized less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of September 30, 2021 and December 31, 2020, we have not recognized any impairment losses for our ROU assets.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Remaining three months of 2021	202
2022	807
2023	823
2024	840
Thereafter	642
3,314
Less: imputed interest	(650)
Total lease liabilities	$2,664

Current operating lease liabilities	$540
Non-current operating lease liabilities	2,124
Total lease liabilities	$2,664

9. Notes Payable

On May 11, 2021 (the Closing Date) and as amended on May 17, 2021, the Company entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million, available to the Company in five tranches (collectively, the Term Loans).

Upon entering into the Credit Agreement in May 2021, the Company borrowed $15.0 million in term loans from the Lenders (the Tranche A-1 Term Loan) and upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in CDD in September 2021, the Company borrowed $30.0 million of tranche A-2 term loans from the Lenders (the Tranche A-2 Term Loan). Under the terms of the Credit Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $80.0 million in term loans subject to certain milestone events, as follows:

●	Through December 31, 2022, $30.0 million of tranche B term loans will be available for draw if the Company receives written approval from the FDA of an NDA permitting the marketing of ganaxolone in the U.S. to treat CDD (FDA Approval).
●	Through June 30, 2023, $25.0 million of tranche C term loans will be available for draw if the Company receives FDA Approval and completes one or more financings (including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty, or a sublicense) resulting in gross proceeds to the Company of at least $40.0 million and net proceeds to the Company of at least $36.0 million. In addition, the availability of this tranche is subject to certain clinical outcomes.
●	Through December 31, 2023, $25.0 million of tranche D term loans will be available for draw if the Company receives FDA Approval and earns an aggregate of at least $50 million in net product revenue in the U.S. for a trailing six consecutive months.

In addition, the Credit Agreement contains a minimum liquidity covenant that requires the Company to maintain cash and cash equivalents of at least $20.0 million from the funding of the tranche A- 2 term loans until the funding of the tranche B term loans, and at least $15.0 million from the funding date of the tranche B term loans until the maturity of the Term Loans.

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

The Company may prepay all or any portion of the Term Loans, and is required to make mandatory prepayments of the Term Loans from the proceeds of asset sales, casualty and condemnation events, and prohibited debt issuances, subject to certain exceptions. All mandatory and voluntary prepayments of the Term Loans are subject to prepayment premiums equal to (i) 4% of the principal prepaid plus a “make-whole” amount equal to the interest that would have accrued through May 11, 2023 if prepayment occurs on or before May 11, 2023, (ii) 4% of the principal prepaid if prepayment occurs after May 11, 2023 but on or before May 11, 2024, or (iii) 2% of the principal prepaid if prepayment occurs after May 11, 2024 but on or before May 11, 2025. If prepayment occurs after May 11, 2025, no prepayment premium is due.

The Company is also required to make mandatory prepayments of the Term Loans upon an event of default under the Credit Agreement resulting from the occurrence of a change of control. These mandatory prepayments are subject to a prepayment premium equal to (i) 12.5% of the principal prepaid if such prepayment occurs on or before May 11, 2022 or (ii) 10.0% of the principal prepaid if the prepayment occurs after May 11, 2022 but on or before May 11, 2023.

In addition, the Company is required to pay an exit fee in an amount equal to 2.0% of all principal repaid, whether as a mandatory prepayment, voluntary prepayment, or a scheduled repayment.

In addition to the minimum liquidity covenant, the Company is subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on its ability and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of September 30, 2021 the Company was in compliance with all covenants.

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

In September 2021, the Company borrowed $30.0 million upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in the treatment of CDD and incurred debt issuance costs of $1.2 million,

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

including the exit fee of $0.6 million, that are classified as contra-liability on our consolidated balance sheets and are being recognized as interest expense over the term of the loan using the effective-interest method.

In May 2021, the Company borrowed $15.0 million upon entering into the Credit Agreement and incurred debt issuance costs of $4.4 million, including the exit fee of $0.3 million, that are classified as a contra-liability on the consolidated balance sheet and are being recognized as interest expense over the term of the loan using the effective-interest method.

For the nine months ended September 30, 2021, the Company recognized interest expense of $1.0 million, of which $0.7 million was interest on the Term Loans and $0.3 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of September 30, 2021 (in thousands):

Gross proceeds	$45,000
Contractual exit fee	900
Unamortized debt discount and issuance costs	(5,321)
Total	$40,579

The aggregate maturities of Notes payable as of September 30, 2021 are as follows (in thousands):

Remainder of 2021	$—
2022	—
2023	—
2024	6,825
2025 and thereafter	38,175
Total	$45,000

10. License and Collaboration Revenue

In July 2021, the Company entered into a collaboration agreement (Orion Collaboration Agreement”) with Orion Corporation (Orion). The Orion Collaboration Agreement falls under the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the condensed statements of operations.

Under the terms of the Orion Collaboration Agreement, the Company granted Orion an exclusive, royalty-bearing, sublicensable license to certain of the Company’s intellectual property rights with respect to commercializing biopharmaceutical products incorporating the Company’s product candidate ganaxolone (Licensed Products) in the European Economic Area, the United Kingdom and Switzerland (collectively, the Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (the Field), initially in the indications of CDKL5 deficiency disorder (CDD), tuberous sclerosis complex (TSC) and refractory status epilepticus (“RSE”). The Company will be responsible for the continued development of Licensed Products and regulatory interactions related thereto, including conducting and sponsoring all clinical trials, provided that Orion may conduct certain post-approval studies in the Territory. Orion will be responsible, at Orion’s sole cost and expense, for the commercialization of any Licensed Product in the Field in the Territory.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Under the terms of the Orion Collaboration Agreement, the Company received a €25.0 million ($29.6 million) upfront payment from Orion in July 2021. In connection with the upfront fee, the Company agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study are positive, based on the criteria set forth in the study’s protocol, Orion will have the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we must refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion shall have no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Collaboration Agreement shall terminate and be of no further force or effect.

The Company will also be reimbursed for up to €7.0 million for research and development costs incurred. The Company is eligible to receive up to €90.0 million upon the achievement of specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double-digits to high teens for the oral programs and the low double-digits to low 20s for the IV program. Also, as part of the overall arrangement, the Company has agreed to supply the Licensed Products to Orion at an agreed upon price.

The Orion Collaboration Agreement shall remain effective until the date of expiration of the last to expire Royalty Term, which is defined as the period beginning on the date of the first commercial sale Licensed Product in such country and ending on the latest to occur of (a) the tenth (10th) anniversary of the first commercial sale of Licensed Product in such country, (b) the expiration of the last-to-expire licensed patent covering the manufacture, use or sale of such Licensed Product in such country, and (c) the expiration of regulatory exclusivity period, if any, for such Licensed Product in such country. The Orion Collaboration Agreement has a term of at least ten (10) years since a commercial sale has yet to occur. The Orion Collaboration Agreement allows for termination in certain specific events, such as material breach, in the event Orion challenges the validity, enforceability or scope of the licensed patent rights, termination for forecast failure, insolvency and force majeure, none of which are probable at contract inception.

In accordance with the guidance, the Company identified the following commitments under the arrangement: (i) exclusive rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (the License) (ii) development and regulatory activities (Development and Regulatory Activities), and (iii) requirement to supply Orion with the Licensed Product at an agreed upon price (the Supply of Licensed Product). The Company determined that these three commitments represent distinct performance obligations for purposes of recognizing revenue or reducing expense, which it will recognize such revenue or expense, as applicable, as it fulfills these performance obligations.

The Company determined that the non-refundable portion of the upfront payment plus the research and development reimbursement constitutes the transaction price as of the outset of the Orion Collaboration Agreement. The refundable portion of the upfront payment and the future potential regulatory and development milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts has not yet been resolved. The achievement of the future potential milestones is not within the Company’s control and is subject to certain research and development success and therefore carry significant uncertainty. The Company will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, the Company will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur since those payments relate primarily to the License, which was delivered by the Company to Orion upon entering into the Orion Collaboration Agreement. The €18.8 million ($21.8 million) refundable portion of the upfront payment is recorded as a Refund liability as of September 30, 2021.

The transaction price was allocated to the three performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Development and Regulatory Activities and the Supply of Licensed Product was estimated using the

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

expected cost-plus margin approach. The Company allocated the transaction price to the performance obligations as of September 30, 2021 as follows (in thousands):

		Cumulative
	Transaction	Collaboration	Contract
	Price	Recognized	Liability
License	$8,987	$8,987	$-
Development and Regulatory Services	2,787	41	2,746
Supply of License Product	3,943	-	3,943
	$15,717	$9,028	6,689
Less current portion of contract liability			(910)
Total long-term contract liability			$5,779

In accordance with ASC 210-20, the above contract liability of $6.7 million is offset by a contract asset of $7.8 million related to the reimbursement of research and development costs, resulting in a net Contract asset of $1.1 million.

License is recognized as revenue. Development and regulatory services are recognized as a reduction of research and development costs.

The Company incurred $2.0 million of incremental costs in obtaining the Orion Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $1.1 million of expense recorded to General and administrative expense commensurate with the recognition of the License performance obligation and $0.9 million recorded as capitalized contract costs, included in Other current assets and Other assets, which will be amortized as Development and Regulatory Services and Supply of License Product obligations are met. Cost of collaboration revenue of $1.5 million represents a one-time fee paid to Purdue Neuroscience Company related to our license agreement and was paid in conjunction with the €25.0 million upfront fees received from Orion.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjusts the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to develop and commercialize ganaxolone;
●	status, timing and results of preclinical studies and clinical trials;
●	design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone;
●	the timing of seeking marketing approval of ganaxolone in specific indications;
●	our ability to obtain and maintain marketing approval for ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our plans to develop and market ganaxolone and the timing of our development programs;
●	our estimates of the size of the potential markets for ganaxolone;
●	our expectations regarding our collaboration with Orion Corporation (Orion), including the expected amount and timing of R&D reimbursement, milestone, royalty and other payments pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone and our product candidates;

●	our eligibility to receive funding under the debt tranches available under the Credit Agreement with Oaktree;
●	our ability to create an effective sales and marketing infrastructure if we elect to market and sell ganaxolone directly;
●	the rate and degree of market acceptance of ganaxolone;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity for ganaxolone;
●	the extent to which our ability to market and sell ganaxolone may be negatively impacted by third party patents;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	the industry in which we operate;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the trends that may affect the industry or us.

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

COVID-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus was declared a pandemic by the World Health Organization in March 2020 and has spread to nearly every country in the world, including the U.S. Efforts to contain the spread of COVID-19 have intensified and many countries, including the U.S., have implemented travel restrictions, business shutdowns and social distancing measures that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering from COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to restrictions that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has not materially adversely impacted our operating results, financial condition or cash flows as of and for the nine months ended September 30, 2021. However, COVID-19 has impacted our clinical operations and timelines. In response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s (FDA) guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in refractory status epilepticus (RSE) is conducted in hospitals, including academic medical centers, which have experienced high rates of COVID-19 admissions. Due to COVID-19, priorities in several academic medical centers participating in the RAISE Trial, including staff turnover and the need for clinical sites to devote significant resources to patients with COVID-19, the trial has experienced site initiation and enrollment delays. Given these challenges, we previously updated our expectation of top-line data readout for the RAISE Trial to be available in the second half of 2022. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while COVID-19 outbreaks continue. We are unable to predict the impact that COVID-19 will have in the future on our business, operating results, financial condition and cash flows. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

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

We own a family of pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. In September 2021, the United States Patent Office granted us a patent on a method of treating status epilepticus, including dosing regimens. This issued patent expires in 2040.

In January 2021, we enrolled the first patient in a Phase 3 pivotal trial (the Randomized Therapy In Status Epilepticus trial or the RAISE Trial). The RAISE Trial is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. We expect approximately 80 trial sites in hospitals across the U.S. to participate in the RAISE Trial. The RAISE Trial is designed to enroll approximately 124 patients, who will be randomized to receive ganaxolone or placebo added to standard of care second-line AED. With this number of patients, the trial is designed to provide over 90% power to detect a 30% efficacy difference between ganaxolone and placebo.

The co-primary endpoints for the RAISE Trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for RSE treatment, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following initiation of the study drug. Due to COVID-19, priorities in several academic medical centers participating in the RAISE Trial, including staff turnover and the need for clinical sites to devote significant resources to patients with COVID-19, the trial has experienced site initiation and enrollment delays. Given these most recent challenges, we expect our top-line data readout for the RAISE Trial to be available in the second half of 2022.

Planning continues for a separate RSE trial to support a European marketing authorization (the RAISE II Trial). Following a meeting with the EMA in the first quarter of 2021, at which we discussed trial design, trial initiation is planned for the first half of 2022. The RAISE II Trial will be a double blind, placebo-controlled pivotal registration trial expected to enroll 70 patients who have failed first-line benzodiazepine treatment and at least one prior second-line AED. Patients will receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line AED. The RAISE II Trial in Europe differs from the RAISE Trial in the U.S., with the RAISE II Trial using adjunctive ganaxolone that can be initiated earlier in the course of RSE.

The FDA has indicated alignment on the overall trial design for Established Status Epilepticus (ESE) (the Researching Established Status Epileptics Treatment trial or RESET Trial), and we are making preparations to begin U.S. enrollment of this Phase 2 clinical trial in the first half of 2022. The RESET Trial is expected to be conducted in emergency rooms under exception from informed consent guidelines and is expected to enroll patients with convulsive SE. We expect that the RESET Trial will be composed of two stages, the initial open-label, dose optimization stage and subsequent double-blind placebo-controlled stage. We anticipate that during the open-label portion of the trial, multiple sequential cohorts of patients will be assessed to determine the bolus dose and subsequent IV infusion rate and infusion duration to be used in the double-blind second stage of the trial. We expect that this double-blind placebo-controlled phase will enroll approximately 80 ESE patients equally distributed among two arms of the trial who, in addition to standard of care, will receive either IV ganaxolone or placebo. We also expect that the primary efficacy endpoint of the RESET Trial will be the absence of electrographic (rapid EEG) evidence of SE or recurrence of generalized convulsions at 1 hour after the initiation of treatment. We plan to announce top-line data from the RESET trial in the middle of 2023.

CDKL5 Deficiency Disorder (CDD)

CDD is a serious and rare genetic disorder that is caused by a mutation of the cyclin-dependent kinase-like 5 (CDKL5) gene, located on the X chromosome. It predominantly affects females and is characterized by early-onset, difficult-to-control seizures and severe neuro-developmental impairment. The CDKL5 gene encodes proteins essential for normal brain function. Most children affected by CDD have difficulty walking, talking and taking care of themselves. Many also suffer from scoliosis, visual impairment, gastrointestinal difficulties or sleep disorders. There are no medications approved specifically for the treatment of CDD. Genetic testing is available to determine if a patient has a mutation in the CDKL5 gene. In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDKL5 Disorder.  Additionally, in November 2019, the European Medicine Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD.

In July 2021, we submitted our New Drug Application (NDA), which was accepted for filing in September 2021 and granted Priority Review designation. The FDA assigned a Prescription Drug User Fee Act (PDUFA) action date for this NDA of March 20, 2022. Priority Review designation is given to an investigational medicine that, if approved, would be a significant improvement in the safety or effectiveness of the treatment of a serious condition and accelerates the timing of the FDA review of the application compared to a standard review. In its acceptance letter, the FDA indicated that it was not currently planning to hold an advisory committee meeting to discuss the application.

We also had a pre-Marketing Authorization Application (MAA) meeting with the EMA in March 2021 to discuss the proposed format and content of the MAA. In August 2021, the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted our request for accelerated assessment of ganaxolone for the treatment of seizures associated with CDD. Accelerated assessment is granted by the CHMP when a medicinal product is expected to be of major public health interest and therapeutic innovation. Accelerated assessment potentially provides a reduced review timeline from 210 to 150 days once the MAA is filed and validated, not counting clock stops when applicants are requested to provide additional information. The MAA for ganaxolone was submitted to the EMA on October 11, 2021 and was accepted for review on October 28, 2021.

In September 2020, we announced in top-line results that ganaxolone achieved the primary endpoint in a pivotal Phase 3 clinical trial (Marigold Study), which evaluated the use of oral ganaxolone in children and young adults with

CDD. The top-line results reported for the Marigold Study in September 2020 indicated that the primary endpoint, median 28-day major motor seizure frequency reduction, was 32.2% for ganaxolone compared to 4.0% for placebo (p=0.002). In connection with the preparation of the NDA submission for CDD, we determined that the top-line data previously reported in September 2020 included seizure diary entries that were duplicates of seizures that parents or caregivers had already entered. The duplicate data, which was the result of programming and data transfer errors, affected approximately 1.7% of total seizures reported. These duplicate entries were deleted from the final data analysis that was submitted with the NDA for the Marigold Study. The final data analysis of the primary endpoint resulted in a median 28-day major motor seizure frequency reduction of 30.7% compared to 6.9% for placebo (p=0.0036). We do not believe these changes affect the statistical or clinical conclusions of the Marigold Study.

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

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that affects many organs and causes non-malignant tumors in the brain, skin, kidney, heart, eyes, and lungs. The condition is caused by inherited mutations in either the TSC1 gene or the TSC2 gene. TSC occurs with a frequency of 1:6,000 live births and a mutation is found in 85% of patients. While the disease phenotype can be extremely variable, epilepsy occurs in up to 85% of TSC patients. TSC is a leading cause of genetic epilepsy, often manifesting in the first year of life as either focal seizures or infantile spasms. There are currently few disease-specific treatments approved for seizures in TSC. The orphan drug designations for ganaxolone for the treatment in TSC were granted by the FDA in August 2021 and by the EMA in October 2021.

In August 2021, we announced top-line data from our open-label Phase 2 trial (CALM Trial) evaluating safety and efficacy of adjunctive oral ganaxolone treatment in 23 patients with seizures associated with tuberous sclerosis complex (TSC). This open-label trial, the CALM study, enrolled 23 patients ages 2 to 32 who entered a four-week baseline period followed by a 12-week treatment period where they received up to 600 mg of ganaxolone (oral liquid suspension) three times a day. Patients who met eligibility criteria were able to continue ganaxolone treatment during a 24-week extension. The primary endpoint was the percent change in 28-day TSC-associated seizure frequency during the 12-week treatment period relative to the four-week baseline period. Secondary outcome measures included the percentage of patients experiencing a greater than or equal to 50% reduction in 28-day TSC-associated seizure frequency through the end of the 12-week treatment period compared to the 4-week baseline period.

The primary endpoint showed a median 16.6% reduction in 28-day primary endpoint seizure frequency relative to the four-week baseline period. A secondary endpoint showed that the proportion of patients that achieved an equal to or greater than 50% seizure reduction was 30.4%. During the trial, patients with focal seizures (n=19) showed a median 25.2% reduction in focal seizure frequency. Ganaxolone was generally well-tolerated with somnolence reported as the most common adverse event. In addition, one treatment-related serious adverse event of seizure was reported in the trial. Four patients discontinued the trial due to adverse events. Additionally, the data from the trial suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. We have adjusted the titration schedule and maximum daily dose of ganaxolone in the proposed Phase 3 TSC clinical trial protocol in patients receiving concomitant Epidiolex with a goal of improving tolerability in those patients.

In response to our request for a Type B meeting with the FDA regarding a proposed Phase 3 TSC clinical trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. Although it will be a matter of review, we also believe based on FDA’s written responses, that if FDA determines that ganaxolone has established efficacy for the treatment of seizures associated with CDD, such a determination could serve as confirmatory evidence in support of a single adequate and well controlled registration trial in TSC. A meeting with the EMA is targeted for the first quarter of 2022. We are targeting the first quarter of 2022 for the first patient to be enrolled in a global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC Trial) of adjunctive ganaxolone in approximately 160 TSC patients. The proposed primary endpoint for the TrustTSC Trial is percent change in 28-day TSC-associated seizure frequency.

Lennox-Gestaut Syndrome (LGS)

LGS is a severe form of epilepsy that typically begins between one and eight years of age. Affected children experience multiple seizure types that are often unresponsive to treatment, the most common being atonic, tonic and atypical absence seizures. Children with LGS may also have neurodevelopmental delay and behavioral problems.

We plan to pursue the development of ganaxolone for LGS, given the overlap in seizure types and etiologies with other disorders where ganaxolone has potential to improve clinical outcomes, such as CDD and TSC. We are planning to use a second generation formulation of ganaxolone for our LGS development program. We plan to present additional clinical data in the fourth quarter of 2021 and target the initiation of a Phase 2 clinical trial in the second half of 2022.

PCDH19-Related Epilepsy (PCDH19-RE)

PCDH19-RE is a rare epileptic syndrome characterized by early-onset seizures, cognitive and sensory impairment, and psychiatric and behavioral disturbances. We conducted a Phase 2 proof-of-concept (POC) clinical trial (Violet Study) of ganaxolone treatment in patients with PCDH19-RE

We have deferred further development of ganaxolone for the treatment of PCDH19-RE in order to focus our efforts and our resources on our ongoing development of ganaxolone in current indications. Eligible patients who completed the PCDH19  Phase 2 Clinical Trial may remain on ganaxolone either through the open label extension or as compassionate use under the care of the investigator responsible for their treatment.

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

Operations

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical studies, clinical trials and raising capital. We have funded our operations primarily through sales of equity and debt securities. At September 30, 2021, we had cash and cash equivalents of $145.1 million. We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $70.5 million and $50.0 million for the nine months ended September 30, 2021 and 2020, respectively. Our accumulated deficit as of September 30, 2021 was $382.4 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

●	conduct multiple concurrent later stage clinical trials in targeted indications;
●	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;
●	establish and implement sales, marketing and distribution capabilities to commercialize ganaxolone;
●	conduct other preclinical studies and clinical trials to support the filing of NDAs with the FDA, MMAs with the EMA and other marketing authorization filings with regulatory agencies in other countries;
●	acquire the rights to other product candidates and fund their development;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, manufacturing, scientific and commercial personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

We believe that our cash and cash equivalents balance as of September 30, 2021 will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources, in order to carry out all of our planned research, development and commercialization activities with respect to ganaxolone.

Financial Overview

Federal Contract Revenue

In September 2020, we entered into the BARDA Contract with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we will receive an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of RSE. Funding will include support on a cost-sharing basis for completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE who are refractory to second line anti-epileptic drugs, funding of pre-clinical studies to assess whether IV-administered ganaxolone is an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide up to approximately $21 million of funding for the RSE Phase 3 clinical trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Phase 3 clinical trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA in the amount of approximately $51 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred. We expect federal contract revenue to increase as the associated costs with our RSE Phase 3 clinical trial increase.

License and Collaboration Revenue

In July 2021, we entered into the Orion Collaboration Agreement with Orion Corporation. Under the terms of the Orion Collaboration Agreement, we granted Orion an exclusive, royalty-bearing, sublicensable license to certain of the Company’s intellectual property rights with respect to commercializing biopharmaceutical products incorporating the Company’s product candidate ganaxolone (Licensed Products) in the European Economic Area, the United Kingdom and Switzerland (collectively, the Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (the Field), initially in the indications of CDKL5 deficiency disorder (CDD), tuberous sclerosis complex (TSC) and refractory status epilepticus (RSE).

Under the terms of the Orion Collaboration Agreement, we received a €25.0 million ($29.6 million) upfront payment from Orion in July 2021. In connection with the upfront fee, we agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study are positive, based on the criteria set forth in the study’s protocol, Orion will have the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we must refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion shall have no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Collaboration Agreement shall terminate and be of no further force or effect.

The Company is eligible to receive up to €90.0 million upon the achievement of specific clinical and commercial achievements. Also, as part of the overall arrangement, we have agreed to supply the Licensed Products to Orion at an agreed upon price.

In accordance with the guidance, the Company identified following commitments under the arrangement: (i) exclusive rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (the License) (ii) development and regulatory activities (Development and Regulatory Activities), and (iii) requirement to supply Orion with the Licensed Product at an agreed upon price (the Supply of Licensed Product). The Company determined that these three commitments represent distinct performance obligations for purposes of recognizing revenue and will recognize license and collaboration revenue or a reduction of expense as it fulfills these performance obligations.

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

We expense research and development costs when we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and information our vendors provide to us. As we fulfill our Development and Regulatory Activities under our Orion Collaboration Agreement, we recognize a reduction of contract liability and research and development expense.

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

Cost of collaboration revenue

Cost of collaboration revenue represents a one-time fee paid to Purdue Neuroscience Company related to our license agreement. This fee was paid in conjunction with our Orion Collaboration Agreement.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalents and investment balances.

Interest Expense

Interest expense consists of interest expense and amortization of debt discount related to our Notes Payable.

Results of Operations

Federal Contract Revenue

Federal contract revenue was $1.1 million and $4.8 million for the three and nine months ended September 30, 2021, respectively, compared to $0.2 for each of the comparable periods in 2020 as a result of the BARDA Contract.

License Revenue

License revenue was $9.0 million for the three and nine months ended September 30, 2021 as a result of recognizing the transaction price not subject to certain return provisions based on results of additional pre-clinical testing related to entering into the Orion Collaboration Agreement.

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

We did not allocate research and development expenses to any other specific product development programs during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
CDKL5 deficiency disorder (1)	$1,968	$1,477	$6,529	$4,655
PCDH19-related epilepsy (2)	628	656	2,070	2,232
Tuberous Sclerosis (3)	1,093	175	2,347	508
Drug Development - Suspension (4)	1,779	1,276	6,653	5,515
Oral Indications Subtotal	5,468	3,584	17,599	12,910

Status epilepticus	1,777	1,504	4,265	2,765
Drug Development - IV	723	897	3,267	2,693
IV Indications Subtotal (5)	2,500	2,401	7,532	5,458

Other research and development (6)	3,679	453	9,818	5,932
Indirect research and development (7)	6,706	4,868	20,557	13,762
Total	$18,353	$11,306	$55,506	$38,062

Note: Certain prior year expenses have been reclassified to conform to current year presentation.

(1)	The increase in the three and nine months ended September 30, 2021 compared to the 2020 period was due primarily to an increase in regulatory and statistical analysis expenses associated with our NDA filing, partially offset by reduced clinical trial activity as 2020 costs associated with our Phase 3 Marigold study exceeded 2021 costs associated with our on-going open label extension.
(2)	The decrease in the three and nine months ended September 30, 2021 was primarily due to 2020 including more active clinical development work associated with our Phase 2 Violet study and 2021 including only limited costs associated with our on-going open label extension.
(3)	The increase in the three and nine months ended September 30, 2021 was primarily due to increased trial activity in 2021 from the Phase 2 TSC trial and start-up activities for the proposed Phase 3 TSC trial, as compared to more limited Phase 2 start-up activities, including enrollment, in the relevant 2020 periods.
(4)	The increase in the three and nine months ended September 30, 2021 was the result of increased manufacturing costs associated with scale up for the NDA submission and preparation for commercialization.
(5)	The increase in the three and nine months ended September 30, 2021 was primarily due to start-up activities, including drug manufacturing, associated with the Phase 3 RSE clinical trial and Phase 2 ESE clinical trial.
(6)	Other research and development expenses include external expenses associated with preclinical and clinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies, and other professional fees. The increase in the three and nine months ended September 30, 2021 was primarily due to safety studies.
(7)	The increase is related to increased personnel costs in support of our increased activity in preclinical, clinical, and manufacturing activities, as well as a reduction in expense related to our Development and Regulatory Activities obligation under our Orion Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $9.5 million and $26.7 million for the three and nine months ended September 30, 2021, respectively, compared to $4.6 million and $12.5 million for the three and nine months ended September 30, 2020, respectively. The primary drivers of the increase for the three month comparative period were $1.8 million in increased personnel costs, $1.1 million contract acquisition costs related to our Orion Collaboration Agreement, $1.0 million in increased commercialization preparation, $0.6 million in increased noncash stock-based compensation and $0.4 million of legal costs. The primary drivers of the increase for the nine month comparative period were $4.9 million in increased personnel costs, $4.1 million in increased noncash stock-based compensation, $2.9 million in increased commercialization preparation, $1.1 million contract acquisition costs related to our Orion Collaboration Agreement, $0.8 million in increased legal fees and $0.4 million of other administrative expenses. Of the increased noncash stock-based compensation, $2.1 million was due to modifications of stock options recorded in the first quarter of 2021 in connection with a severance agreement with our former Chief Financial Officer.

Interest Expense

Interest expense increased for the three and nine months ended September 30, 2021 primarily due to $0.5 million interest expense and $0.2 million of debt amortization for the three months ended September 30, 2021 and $0.7 million interest expense and $0.3 million of debt amortization for the nine months ended September 30, 2021 related to our Notes payable (Note 9 in accompanying notes to consolidated financial statements).

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $70.5 million and $50.0 million for the nine months ended September 30, 2021 and 2020, respectively. Our cash used in operating activities was $33.7 million for the nine months ended September 30, 2021 compared to $44.5 million for the same period a year ago. Historically, we have financed our operations principally through the sale of common stock, preferred stock and convertible debt, and the use of term loans. At September 30, 2021, we had cash and cash equivalents of $145.1 million.

European Commercialization Agreement

On July 30, 2021, we entered into a collaboration agreement (the Collaboration Agreement) with Orion Corporation (Orion), whereby Orion received exclusive rights to commercialize the oral and IV dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, tuberous sclerosis complex (TSC) and RSE. Under the agreement, we received a €25 million ($29.6 million) upfront fee and are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double digits to the high teens for the oral programs and the low double-digits to the low twenties for the IV programs. In connection with the upfront fee, we agreed to provide Orion with the results of an on-going genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study are positive, based on the criteria set forth in the study’s protocol, Orion will have the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we must refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion shall have no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Collaboration Agreement shall terminate and be of no further force or effect.

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

●	$15.0 million of tranche A-1 term loans advanced on the Closing Date.
●	Through December 31, 2021, $30.0 million of tranche A-2 term loans subject to written acceptance by the FDA of an NDA filing relating to the use of ganaxolone in the treatment of CDD. This $30.0 million tranche was drawn in September, 2021 after formal acceptance of the NDA filing.
●	Through December 31, 2022, $30.0 million of tranche B term loans subject to receipt of written approval from the FDA of an NDA permitting the marketing of ganaxolone in the United States to treat CDD (the FDA Approval).
●	Through June 30, 2023, $25.0 million of tranche C term loans subject to receipt of the FDA Approval and the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million. In addition, the availability of this tranche is subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.
●	Through December 31, 2023, $25 million of tranche D term loans subject to receipt of the FDA Approval and us earning an aggregate of at least $50 million in net product revenue in the United States for a trailing six consecutive months.

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

BARDA Contract

In September 2020, we entered into the BARDA Contract with BARDA. Under the BARDA Contract, we will receive an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of RSE. Funding will include support on a cost-sharing basis for completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE who are refractory to second line anti-epileptic drugs, which covers the RAISE Trial, funding of pre-clinical studies to assess whether IV-administered ganaxolone is an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide up to approximately $21 million of funding for the RSE Phase 3 clinical trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Phase 3 clinical trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA in the amount of approximately $51 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the year ended December 31, 2020, we issued 78,807 shares of our common stock pursuant to the Prior EDA for aggregate net proceeds of $0.6 million. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60.0 million through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the Securities and Exchange Commission on July 9, 2020 and declared effective by the Securities and Exchange Commission on July 27, 2020. We did not sell any shares of our common stock during the nine months ended September 30, 2021 under the New EDA.

Cash Flows

Operating Activities. Cash used in operating activities decreased to $33.7 million for the nine months ended September 30, 2021 compared to $44.5 million for the same period a year ago. The decrease was driven by the upfront payment related to our Orion Collaboration Agreement and increase in the change in accounts payable, accrued expenses and other long term-liabilities, offset by increase in net loss.

Investing Activities. Cash used by investing activities for the nine months ended September 30, 2021 represents $2.1 million in deposits and purchases of property and equipment, offset by the maturity of short-term investments of $1.5 million. Cash used in investing activities for the nine months ended September 30, 2020 represents $8.9 million purchases of short term investments, partially offset by $5.7 million maturities of short-term investments.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2021 primarily represents $40.3 million proceeds from notes payable, net of issuance costs and $0.9 million proceeds from the exercise of stock options and for the nine months ended September 30, 2020 represents $43.5 million proceeds from equity offerings, net of offering costs and $0.6 million proceeds from the exercise of stock options.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our continuing and planned clinical trials for ganaxolone, as well as scale up our operations and prepare for the potential commercialization of ganaxolone.

We believe that our cash and cash equivalents balance as of September 30, 2021 will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone;
●	the scope, progress, results and costs of researching and developing ganaxolone or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone or any other future product candidates;
●	the cost of commercialization activities if ganaxolone or any other future product candidates are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments pursuant to our exclusive license agreement with Orion for the commercialization of ganaxolone in Europe;
●	our obligation to reimburse the upfront payment under the Collaboration Agreement to Orion in the event of a positive genotoxicity study;
●	our eligibility for additional debt tranches under the Credit Agreement with Oaktree;
●	any product liability, infringement or other lawsuits related to our product candidates and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2020, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 9, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception, including a net loss of $70.5 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $382.4 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities of our product candidate, ganaxolone. In addition, if we obtain regulatory approval of ganaxolone, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

We believe that our cash and cash equivalents balance as of September 30, 2021 will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

On May 11, 2021 (the Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million, consisting of (i) tranche A-1 term loans in an aggregate principal amount of $15.0 million advanced on the Closing Date, (ii) tranche A-2 term loans in an aggregate principal amount of $30.0 million advanced on September 27, 2021, (iii) tranche B term loans in an aggregate principal amount of $30.0 million, (iv) tranche C term loans in an aggregate principal amount of $25.0 million and (v) tranche D term loans in an aggregate principal amount of $25.0 million (collectively, the Term Loans). Our ability to draw each tranche of the Term Loans is subject to the satisfaction of certain conditions applicable to each tranche as specified in the Credit Agreement. The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Closing Date (the Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Closing Date, in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. A commitment fee of 75 basis points per annum will accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated. The Term Loans will be guaranteed by certain of our future subsidiaries. Our obligations under the Credit Agreement and the guarantee of such obligations are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the future guarantors.    The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without Oaktree's prior consent, as well as a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to (i) from the funding date of the tranche A-2 term loans until the funding date of the tranche B term loans, $20.0 million, and (ii) from the funding of the tranche B term loans until the Maturity Date, $15.0 million.

Oaktree may elect to accelerate the repayment of all unpaid principal of the Term Loans, accrued interest and other amounts owed under the Credit Agreement upon consummation of a specified change of control transaction or the occurrence of certain events of default (as specified in the Credit Agreement), including, among other things:

●our default in a payment obligation under the Credit Agreement;
●our breach of the restrictive covenants or other terms of the Credit Agreement;

●our breach of reporting obligations;
●our failure to properly maintain the collateral;
●certain regulatory actions that causes an ongoing delay in commercialization of ganaxolone and which could reasonably be expected to result in a material adverse effect;
●a recall of ganaxolone that could reasonably be expected to result in a material adverse effect;
●following the sale of ganaxolone by us in the United States to treat CDD, an injunction against the sale or manufacture of ganaxolone for more than 45 days that could, after the termination of such 45-day period, reasonably be expected to result in a material adverse effect; and
●certain specified insolvency and bankruptcy-related events.

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

For our Credit Agreement, we must satisfy certain conditions to be eligible to draw down the tranche B term loans of $30.0 million, the tranche C term loans of $25.0 million and the tranche D term loans of $25.0 million. The tranche B term loans of $30.0 million may be drawn by us on or before December 31, 2022, provided that we satisfy certain conditions described in the Credit Agreement, including receipt of written approval from the FDA of an NDA permitting the marketing of ganaxolone in the United States to treat CDD (the FDA Approval). The tranche C term loans of $25.0 million may be drawn by us on or before June 30, 2023, provided that we satisfy certain conditions described in the Credit Agreement, including (i) receipt of the FDA Approval, (ii) the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million and (iii) either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone being generally well tolerated, with a safety profile generally consistent with previous clinical trials. The tranche D term loans of $25.0 million may be drawn by us on or before December 31, 2023, provided that we satisfy certain conditions described in the Credit Agreement, including receipt of the FDA Approval and us earning an aggregate of at least $50 million in net product revenue in the United States for a trailing six consecutive months. If we are unable to satisfy those conditions, we would not be able to draw down the respective tranche of loans and may not be able to obtain alternative financing on commercially reasonable terms or at all.

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without the prior consent of Oaktree and the Lenders holding a majority of the Term Loan commitments. These covenants limit our ability to, among other things:

●sell, transfer, lease or dispose of our assets;
●create, incur or assume additional indebtedness;
●encumber or permit liens on certain of our assets;
●make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;
●make specified investments (including acquisitions, loans and advances);
●consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
●enter into certain transactions with our affiliates;
●grant certain license rights related to our products, technology and other intellectual property rights; and
●permit our cash and cash equivalents held in certain deposit accounts to at any time be less than (i) from the funding of the tranche A-2 term loans until the funding of the tranche B term loans, $20.0 million and (ii) from the funding date of the tranche B term loans until the Maturity Date, $15.0 million.

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

On July 30, 2021, we entered into the Collaboration Agreement with Orion whereby Orion received exclusive rights to commercialize ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, TSC and RSE, if and when approved. In connection with the Collaboration Agreement, we received an upfront fee of €25 million. In connection therewith, we agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study are positive, based on the criteria set forth in the study’s protocol, Orion will have the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we must refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion shall have no further rights to the oral and IV dose formulations of ganaxolone and the Collaboration Agreement shall terminate and be of no further force or effect. If we are required to repay a portion of the upfront fee to Orion, the Collaboration Agreement will terminate. In such case, our ability to commercialize ganaxolone in Europe would be significantly limited unless we are able to find another suitable partner., and our business, results of operations, financial condition and prospects could be materially and adversely affected.

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

In addition, ganaxolone is metabolized extensively in animals and humans. During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. In October 2020, the FDA communicated that the characterization of the activity of the M2 metabolite of ganaxolone would need to be included at the time of submission; results from any additional studies that may be required based on an evaluation of these data could be submitted during the review or, if unavailable, in response to a post-marketing requirement(s) if the application is approved. If such additional non-clinical data indicates a safety issue, it may impact approvability or the FDA may impose serious and extensive restrictions on the commercialization of oral ganaxolone for CDD, which could have a material adverse impact on our business, results of operations and financial condition. We have recently completed an activity assay for the M2 metabolite of ganaxolone and have included the results in the July 2021 NDA submission, as required. We have engaged a contract organization to synthesize and manufacture the M2 metabolite of ganaxolone for further testing. The further testing involves a dose range finding study in rats and then an in vivo micronucleus with comet analysis for the detection of genotoxicity. We estimate that this testing will be complete in Q1 2022. In the event of a positive genotoxicity study, we could conduct additional toxicity studies to further identify the effect of the M2 metabolite of ganaxolone. Although we believe any additional studies necessary to evaluate the metabolite could be conducted post approval, there is a risk that a positive genotoxicity study will significantly negatively impact our ability to receive approval of ganaxolone from the FDA. In the EU, if additional studies are needed, these are usually required before or during Marketing Authorization Application (MAA) review which could negatively impact regulatory approvability. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical and other studies.

We submitted our NDA for ganaxolone in CDD in July 2021 and the filing was accepted in September 2021, which means that FDA has made a threshold determination that the NDA is sufficiently complete to permit a substantive review. Even though the FDA has accepted our NDA for CDD for review, there is a risk the FDA may determine as a result of its review that the NDA does not meet the standards for regulatory approval. If the FDA were to decide not to approve the NDA in its initially submitted form, the FDA would issue a complete response letter describing the deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions for the FDA to reconsider the application. If a complete response letter were to be issued, we may either resubmit the NDA, addressing all of the deficiencies identified in the complete response letter, or withdraw the application. Even if we resubmit the NDA after addressing the issues identified in the complete response letter, approval of the NDA is not assured, as FDA may determine the resubmitted NDA still does not meet the standards for approval.

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

We have recently reported data from the CALM Trial evaluating safety and efficacy of adjunctive oral ganaxolone treatment in patients with tuberous sclerosis complex (TSC). The primary endpoint showed median 16.6% reduction in 28-day primary endpoint seizure frequency relative to the four-week baseline period. In addition, data from the Phase 2 TSC trial suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. We have adjusted the titration schedule and maximum daily dose of ganaxolone in the proposed Phase 3 TSC clinical trial protocol in patients receiving concomitant Epidiolex with a goal of improving tolerability in those patients. Undesirable side effects, including those resulting from drug interactions with Epidiolex and other antiseizure medications, could delay clinical trials and result in the FDA or other regulatory authorities requiring us to conduct additional studies or trials for our product candidate either prior or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program. There is also a risk that the planned Phase 3 clinical trial of ganaxolone in TSC will generate data that is not sufficient to support regulatory approvals for this indication.

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

We are conducting clinical development activities for ganaxolone across multiple indications, and such clinical development activities may not produce favorable results, which could adversely impact our ability to achieve regulatory approval for ganaxolone in such indications.

We are conducting clinical development activities for ganaxolone across multiple indications. Success in preclinical studies and early clinical trials in one indication does not ensure that later clinical trials in such indication or other indications will generate adequate data to demonstrate the efficacy and safety of ganaxolone in one or more indications. Furthermore, unfavorable clinical trial results in one ganaxolone indication may adversely impact our ability to continue to develop such indication or other ganaxolone indications. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier studies and clinical trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 clinical trial in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistically significant separation in a Phase 3 clinical trial for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in RSE and pediatric orphan genetic epilepsy indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone may be adversely impacted. Further, even if we believe the data collected from our clinical trials of ganaxolone are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

Ganaxolone may cause undesirable side effects or have other properties, such as abuse potential, that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by ganaxolone could cause us, an institutional review board (IRB), or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. To date, a total of 1,930 patients have received at least one dose of ganaxolone across the 46 completed trials. This includes 447 patients in Phase 1 and 1,483 patients in Phase 2/3 trials. In addition, 77 patients were administered the IV formulation and 16 patients received both the IV and oral formulations. Although ganaxolone has generally been well-tolerated by patients in our clinical trials to date, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the CNS were categorized as severe as compared to side effects of other body systems.

If these side effects are reported in future clinical trials, or if other safety or toxicity issues are reported in our future clinical trials, we may not receive approval to market ganaxolone or approval may be limited, which could prevent us from ever generating material revenue or achieving profitability. Furthermore, although we are currently developing ganaxolone for multiple indications, negative safety findings in any one indication could force us to delay or discontinue development in other indications. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of ganaxolone for any or all targeted indications. Drug-related side effects could affect trial subject recruitment or the ability of enrolled patients to complete our future clinical trials and may result in potential product liability claims. Additionally, in our clinical trials ganaxolone is added to the standard of care, which includes many antiseizure medications. Drug interactions with any of the medications could result in safety concerns or reduce the population in which ganaxolone may be used. For example, in our recently completed clinical trial of ganaxolone in TSC, we reported data that suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. Undesirable side effects, including those resulting from drug interactions with Epidiolex and other antiseizure medications, could delay clinical trials and result in the FDA or other regulatory authorities requiring us to conduct additional studies or trials for our product candidate either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program.

In addition, ganaxolone is metabolized extensively in animals and humans. During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. In October 2020, the FDA communicated that the characterization of the activity of the M2 metabolite of ganaxolone would need to be included at the time of submission; results from any additional studies that may be required based on an evaluation of these data could be submitted during the review or, if unavailable, in response to a post-marketing requirement(s) if the application is approved. If such additional non-clinical data indicates a safety issue, it may impact approvability or the FDA may impose serious and extensive restrictions on the commercialization of CDD, which could have a material adverse impact on our business, results of operations and financial condition. We have recently completed an activity assay for the M2 metabolite of ganaxolone and have included the results in the July 2021 NDA submission, as required. We have engaged a contract organization to synthesize and manufacture the M2 metabolite of ganaxolone for further testing. The further testing involves a dose range finding study in rats and then an in vivo micronucleus with comet analysis for the detection of genotoxicity. We estimate that this testing will be complete in Q1 2022. In the event of a positive genotoxicity study, we could conduct additional toxicity studies to further identify the effect of the M2 metabolite of ganaxolone. Although we believe any additional studies necessary to evaluate the metabolite, could be conducted post approval, there is a risk that a positive genotoxicity study will significantly negatively impact our ability to receive approval of ganaxolone from the FDA. In the EU, if additional studies are needed, these are usually required before or during Marketing Authorization Application (MAA) review which could negatively impact regulatory approvability.

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

The therapeutic efficacy and safety of ganaxolone have not been established by regulatory authorities, and we may not be able to successfully develop and commercialize ganaxolone in the future.

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

Even if ganaxolone receives regulatory approval, we will have to comply with current and future regulatory requirements and may face regulatory difficulties.

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

We may not be able to obtain or maintain orphan drug exclusivity for ganaxolone across all indications and markets, which could limit the potential profitability of ganaxolone.

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

We have received orphan drug designation in the United States for treating Infantile Spasms, SE, CDD, TSC and PCDH19-Related Epilepsy (PCDH19-RE) with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications. Orphan drug exclusivity for a product candidate may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain or maintain an orphan drug designation for any indication of ganaxolone that we may develop, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of ganaxolone to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Even though we have received RPD Designation from the FDA for ganaxolone for the treatment of CDD, we may not receive a rare pediatric disease priority review voucher.

In July 2020, the FDA granted RPD Designation for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. If an NDA for ganaxolone in CDD is approved, we may be eligible to receive a priority review voucher from the FDA, which can be redeemed for priority review in a subsequent marketing application or can be sold or transferred to a third party. However, receiving a RPD Designation for ganaxolone for the treatment of CDD does not guarantee that an NDA for ganaxolone for the treatment of CDD will meet the eligibility criteria for a RPD priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (the FDC Act), we will need to request a RPD priority review voucher in our original NDA for ganaxolone. The FDA may determine that the NDA for ganaxolone, if approved, does not meet the eligibility criteria for a RPD priority review voucher, including for the following reasons:

●	CDD no longer meets the definition of a RPD;
●	ganaxolone contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an application;
●	the NDA is not deemed eligible for priority review;
●	the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population; or
●	the NDA seeks approval for a different adult indication than the rare pediatric disease for which ganaxolone is designated.

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

If a priority review voucher is granted, we may use the voucher for our own FDA approval processes or decide to sell the voucher to other biotech or pharmaceutical companies. The market for priority review vouchers has a limited history and disclosed sales prices may not be indicative of the current value of vouchers, which may also fluctuate significantly. The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, extended the priority review voucher program such that drugs designated for a RPD by September 30, 2024 can receive a voucher if the drug is submitted and approved by September 30, 2026. Further, the potential award of a voucher would trigger an obligation to market the relevant RPD product within one year from FDA approval or the FDA may revoke the voucher. Finally, a voucher award subjects us to additional post-marketing reporting obligations to the FDA.

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

Even if ganaxolone receives regulatory approval, it may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of ganaxolone, if we receive approval, depends on a number of factors, including:

●	clinically and commercially viable product profile as supported by clinical trials;
●	efficacy and safety of ganaxolone, or ganaxolone administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;
●	clinical indications for which ganaxolone is approved;
●	acceptance by physicians and patients of ganaxolone as a safe and effective treatment;
●	potential and perceived advantages of ganaxolone over alternative treatments;
●	safety of ganaxolone seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;
●	prevalence and severity of any side effects and drug interactions, including any drug interactions with Epidiolex and other antiseizure medications;

●	product labeling or product insert requirements of the FDA or comparable foreign regulatory authorities;
●	timing of market introduction of ganaxolone as well as competitive products;
●	cost of treatment in relation to alternative treatments;
●	availability of coverage and adequate reimbursement and pricing by government and private payers;
●	relative convenience and ease of administration;
●	effectiveness of our sales and marketing strategy and efforts;
●	adequate commercial investment; and
●	stability and continuity of product supply chains.

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

We face an inherent risk of product liability exposure related to the testing of ganaxolone by us or our investigators in human clinical trials and will face an even greater risk if ganaxolone receives regulatory approval and we subsequently commercialize it. Product liability claims may be brought against us by patients enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling ganaxolone. If we cannot successfully defend ourselves against claims that ganaxolone caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual terms and/or regulatory requirements or meet expected timelines, our development plans may be adversely affected and we may not be able to obtain regulatory approval for or commercialize ganaxolone.

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

Any termination, breach or expiration of the agreement with Orion could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the commercialization of ganaxolone in Europe. If we breach our obligations under the agreement with Orion and are unable to cure such breach, Orion may terminate the agreement and retain all rights to commercialize ganaxolone in Europe with no obligation to make any additional milestone or royalty payments. For example, we agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study are positive, based on the criteria set forth in the study’s protocol, Orion will have the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we must refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion shall have no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Collaboration Agreement shall terminate and be of no further force or effect.

Government funding for certain aspects of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

In September 2020, we entered into the BARDA Contract with BARDA, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of RSE. The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide up to approximately $21 million of funding for the RSE Phase 3 clinical trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RSE Phase 3 clinical trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

Risks Related to Regulatory Compliance

Currently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize ganaxolone and affect the prices we may obtain.

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

We rely on government funding for certain aspects of our research and development activities and we may develop intellectual property through such activities and therefore may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

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

Risks Related to our Business Operations

The COVID-19 pandemic could continue to adversely affect our business and our ability to conduct and complete clinical trials.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) was identified in Wuhan, China. This virus was declared a pandemic by the World Health Organization in March 2020 and has spread to nearly every country in the world, including the United States. Many countries, including the United States, have implemented travel restrictions, business shutdowns and social distancing measures in order to contain the spread of COVID-19 that have impacted clinical development through supply chain shortages and clinical trial enrollment difficulties as hospitals reduce and redeploy staff, divert resources to patients suffering from COVID-19 and limit hospital access for non-patients. The pandemic poses the risk that we, our employees, contractors, suppliers, or other partners may be prevented from conducting normal business activities for an indefinite period of time, including those due to restrictions that may be requested or mandated by governmental authorities.

The continued global spread of COVID-19 has not materially adversely impacted our operating results, financial condition or cash flows as of and for the nine months ended September 30, 2021. However, COVID-19 has impacted our clinical operations and timelines. In response to COVID-19, for our ongoing clinical trials, we have implemented multiple measures consistent with the U.S. Food and Drug Administration’s guidance on the conduct of clinical trials of medical products during the COVID-19 pandemic, including implementing remote site monitoring and remote visits using telemedicine where needed. However, COVID-19 may still adversely impact our clinical trials. For example, our Phase 3 clinical trial in refractory status epilepticus (RSE) is conducted in hospitals, including academic medical centers, which have experienced high rates of COVID-19 admissions. Due to COVID-19, priorities in several academic medical centers participating in the RAISE Trial, including staff turnover and the need for clinical sites to devote significant resources to patients with COVID-19, the trial has experiences site initiation and enrollment delays. Given these challenges, we previously updated our expectation of top-line data readout for the RAISE Trial to be available in the second half of 2022. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while COVID-19 outbreaks continue. We are unable to predict the impact that COVID-19 will have in the future on our business, operating results, financial condition and cash flows. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time, and our ability to raise sufficient additional financing depends on many factors beyond our control, including the current volatility in the capital markets as a result of the COVID-19 pandemic.

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

As of September 30, 2021, we had 100 full-time and no part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 38.9% of our voting stock. Upon conversion of all of our outstanding convertible preferred stock, as of September 30, 2021, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 38.5% of our voting stock. This concentration of ownership could harm the market price of our common stock by delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might negatively affect the prevailing market price for our common stock.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2021, we had outstanding a total of 36,751,201 shares of common stock and 4,575 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock). The Series A Preferred Stock were convertible into 915,000 shares of common stock as of September 30, 2021, subject to certain ownership limitations. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans or otherwise will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and either the registration of such shares under the Securities Act of 1933, as amended (Securities Act) or the application of exemptions from such registration with respect to any sales such as Rule 144 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

4.1	Specimen Certificate evidencing shares of the Company’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
10.1*	Collaboration Agreement, dated as of July 30, 2021, by and between Marinus Pharmaceuticals, Inc. and Orion Corporation.
10.2	Form of Incentive Stock Option Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.
10.3	Form of Nonqualified Stock Option Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.
10.4	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.
10.5	Form of Nonqualified Stock Option Agreement for Employees granted as an Inducement Award.
10.6	Form of Restricted Stock Unit Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.
10.7	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (furnished herewith).
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Portions of this exhibit have been omitted as the registrant has determined that the omitted information (i) is not material and (ii) is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN	President and Chief Executive Officer (principal executive officer) and Director	November 9, 2021
Scott Braunstein

/s/ STEVEN PFANSTIEL	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 9, 2021
Steven Pfanstiel