Form 10-K
period 2021-12-31
MARINUS PHARMACEUTICALS INC
filed 2022-03-24
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant on the last business day of the registrant’s most recent completed second fiscal quarter (June 30, 2021) was $451,604,966, based on the closing price reported on the Nasdaq Global Market on June 30, 2021.

The total number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 18, 2022 was 37,003,419.

Documents Incorporated by Reference

Certain portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of the Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our plans to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in the United States;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) for ganaxolone;
●	our plans to achieve regulatory approval for ganaxolone in the European Union (EU);
●	our ability to develop ganaxolone for additional indications, including Refractory Status Epilepticus (RSE), Established Status Epilepticus (ESE), Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone, including in indications other than CDD;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;
●	our ability to maintain marketing approval for ganaxolone in CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;
●	our expectations regarding our collaboration with Orion Corporation (Orion), including the expected amount and timing of R&D reimbursement, milestone, royalty and other payments pursuant thereto;

●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone in CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our eligibility to receive funding under the debt tranches available under the Credit Agreement with Oaktree;
●	our ability to create an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the extent to which our ability to market and sell ganaxolone may be negatively impacted by third party patents;
●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	our belief that our existing cash and cash equivalents will be sufficient to fund our operating expenses, capital expenditure requirements, and maintain the minimum cash balance required under our debt facility into the fourth quarter of 2022;
●	our ability to maintain and protect our intellectual property rights;
●	our expectations regarding the scheduling of ZTALMY by the U.S. Drug Enforcement Administration (DEA) as a controlled substance under the Controlled Substances Act, and the timing thereof;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our ability to, among other actions, monetize our Priority Review Voucher, secure additional financing and/or secure strategic transactions and continue as a going concern;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the industry in which we operate and trends which may affect the industry or us.

Forward-looking statements appear primarily in the sections of this Annual Report on Form 10-K entitled “Item 1 – Business,” “Item 1A “Risk Factors,” “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8 – Financial Statements and Supplementary Data.” Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Risks Related to our Financial Position and Need for Additional Capital

●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	We have not generated any revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to commercialize ZTALMY or complete the development and commercialization, if approved, of ganaxolone in the other indications we are developing.
●	Our failure to comply with the covenants or other terms of the Credit Agreement, including as a result of events beyond our control, could result in a default under the Credit Agreement that could materially and adversely affect the ongoing viability of our business.
●	If we are unable to satisfy certain conditions in our Credit Agreement, we will be unable to draw down the remaining amount of the term loan facility.
●	Our Credit Agreement contains restrictions that limit our flexibility in operating our business.
●	Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.
●	We intend to expend our limited resources to pursue ganaxolone and may fail to capitalize on other technologies or any other future product candidates that may be more profitable or for which there may be a greater likelihood of success.

Risks Related to the Commercialization of ZTALMY and Other Future Product Candidates

●	We have no history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Even though we have obtained regulatory approval for ZTALMY in the U.S., we will still face extensive FDA regulatory requirements and may face regulatory difficulties.
●	Our commercial success depends upon attaining significant market access and acceptance of ZTALMY among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ganaxolone.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to differentiate ZTALMY from current and future products or existing methods of treatments, our ability to successfully commercialize ZTALMY would be adversely affected.
●	ZTALMY is our first commercial product and our sales field force is currently being hired. If our sales and marketing capabilities to market and sell ganaxolone are not effective, we may be unable to generate any revenue.
●	Even if we are able to commercialize ganaxolone, it may not receive coverage and adequate reimbursement from third-party payers, which could harm our business.
●	If the market opportunities for ZTALMY in CDD and other indications for which we obtain regulatory approval, if any, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.
●	If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, it could reduce our sales of those products or product candidates.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

●	Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in several indications and will require significant capital resources and years of additional clinical development effort.
●	We are conducting clinical development activities for ganaxolone across multiple indications, and such clinical development activities may not produce favorable results, which could adversely impact our ability to achieve regulatory approval for ganaxolone in such indications.

●	Ganaxolone may cause undesirable side effects, or have other properties, such as abuse potential, that could delay or prevent its regulatory approval in indications under clinical development, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	The therapeutic efficacy and safety of ganaxolone in indications other than CDD have not been established by regulatory authorities, and we may not be able to successfully develop and commercialize ganaxolone in the other indications under clinical development in the future.
●	We may not be able to obtain or maintain orphan drug exclusivity for ganaxolone across all indications and markets, which could limit the potential profitability of ganaxolone.
●	Failure to obtain regulatory approval in international jurisdictions would prevent ganaxolone from being marketed in these jurisdictions.
●	ZTALMY is expected to be regulated as a controlled substance, the making, use, sale, importation, exportation, and distribution of which will be subject to significant regulation by the DEA and other regulatory agencies.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual terms and/or regulatory requirements or meet expected timelines, our development plans may be adversely affected and we may not be able to commercialize ganaxolone for CDD or obtain regulatory approval for ganaxolone in other indications.
●	We have multiple ganaxolone drug products in development, and until such products are approved by regulatory authorities, there remains the risk that the drug product quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies, and product approvals.
●	Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials. We have no experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone drug substance and drug products as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing and supply of ganaxolone could be delayed.
●	We will depend on Orion for the commercialization of ganaxolone in Europe, and if it terminates the Orion Collaboration Agreement, we would not have a European commercial presence.
●	Government funding for certain aspects of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of certain product candidates developed under those government-funded programs.
●	We may elect to enter into license or collaboration agreements to partner ganaxolone in territories currently retained by us. Our dependence on such relationships may adversely affect our business.

Risks Related to Regulatory Compliance

●	Currently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize ganaxolone and affect the prices we may obtain.

Risks Related to Intellectual Property

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
●	We rely on government funding for certain aspects of our research and development activities and we may develop intellectual property through such activities and therefore may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Risks Related to our Business Operations

●	The COVID-19 pandemic could continue to adversely affect our business and our ability to conduct and complete clinical trials.

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

Item 1. Business.

Overview

Our Company

We are a pharmaceutical company focused on the development and commercialization of products for patients suffering from rare genetic epilepsies and other seizure disorders. On March 18, 2022, the U.S Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension for the treatment of seizures associated with cyclin-dependent kinase-like 5 (CDKL5) deficiency disorder (CDD) in patients 2 years of age and older. This is our first FDA-approved product which we plan to commercialize in the United States. We also plan to continue to develop ganaxolone for other rare genetic epilepsies and for a number of additional indications including other seizure disorders. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures associated with CDD is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the Central Nervous System (CNS). Ganaxolone is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

Our Strategy

Our mission is to maximize the value of ganaxolone as a best-in-class therapy for rare seizure and neurological disorders through development of multiple formulations for oral and IV administration. The key elements of our strategy include the following:

●	Pursuing orphan, genetic epilepsy indications for ganaxolone. Within epilepsy, there are several disorders where the symptoms have been linked to deficits in GABAergic signaling. Based on our clinical data, we believe that increasing activation of GABA receptors and associated processes (GABAergic tone) with ganaxolone could provide therapeutic benefits and that treatments for these small populations have the potential for more efficient paths through clinical development, regulatory approval and commercialization. In addition to CDD and Tuberous Sclerosis Complex (TSC), we may in the future develop ganaxolone in one or more additional indications for rare epilepsies. We may also seek to in-license complementary products to leverage our development and commercial investment.
●	Pursuing hospital-based orphan indications for ganaxolone. We believe that hospitalized status epilepticus (SE) patients who do not respond to available first- and second-line treatments are significantly underserved with severely limited treatment options. Additionally, SE is associated with significant morbidity and mortality. Due to its activity at extrasynaptic GABAA receptors, ganaxolone may provide a therapeutic benefit for patients whose SE is refractory to currently available first- and second-line treatments. To that end, and based on our Phase 2 trial results, we are conducting the Randomized Therapy In Status Epilepticus Trial (RAISE trial), a pivotal Phase 3 trial in refractory status epilepticus (RSE) patients. We are also conducting the Researching Established Status Epileptics Treatment Trial, or the

RESET trial, a Phase 2 trial in established status epileptics (ESE), and may in the future study similar and other hospital-based indications that could benefit from ganaxolone’s mechanism of action.
●	Reformulation and prodrug compounds. We intend to further develop the current oral formulation of ganaxolone through second generation reformulation and prodrug compounds. A reformulation or prodrug of ganaxolone that increases bioavailability and improves the pharmacokinetics (PK) profile may create substantial indication expansion opportunities and have the potential to enhance efficacy by better achieving desired ganaxolone blood levels, improve the safety profile through a more consistent PK profile, reduce dosing frequency, generate new IP, and improve costs of goods through lower active pharmaceutical ingredient (API) requirements. We have identified Lennox Gastaut Syndrome (LGS) as a potential lead indication for a reformulated oral form of ganaxolone compound and will seek additional indications in epilepsy and potentially other therapeutic areas as activities progress.
●	Building on our product pipeline. We may expand and diversify our product pipeline through acquisition of additional drug candidates that fit our business strategy.

COVID-19

The continued global spread of COVID-19, including the Omicron variant, has impacted our clinical operations and timelines. For example, our Phase 3 RAISE trial in RSE is conducted in hospitals, including intensive care units and academic medical centers, which have experienced high rates of COVID-19 admissions. Several academic medical centers and intensive care units participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and our recent interruption in drug supply, we now expect our top-line data readout for the RAISE trial to be available in the second half of 2023. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

Our Products and Product Candidates

ZTALMY® (ganaxolone) oral suspension CXX

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD.  ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients 2 years of age and older.  ZTALMY is pending scheduling by the Drug Enforcement Agency (DEA) as a controlled substance under the Controlled Substances Act, which we expect to be completed in June 2022 (DEA Scheduling).  We expect to have ZTALMY available for commercial sale and shipment to patients with a prescription in the U.S. in mid-July 2022.

CDD is a serious and rare genetic disorder that is caused by a mutation of the CDKL5 gene, located on the X chromosome. CDD is a severely debilitating and potentially fatal genetic condition, which occurs with an estimated frequency of 1:40,000 live births in the U.S. It predominantly affects females and is characterized by early onset, difficult to control seizures and severe neurodevelopmental impairment. The CDKL5 gene encodes proteins essential for normal brain function. Most children affected by CDD have neurodevelopmental deficits such as difficulty walking, talking and taking care of themselves. Many also suffer from scoliosis, gastrointestinal dysfunction or sleep disorders. Genetic testing is available to determine if a patient has a mutation in the CDKL5 gene.

In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDD. Additionally, in November 2019, the European Medical Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD. In July 2020, the FDA granted Rare Pediatric Disease Designation (RPD Designation) for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. The approval of ZTALMY in CDD is based on data from the Phase 3 Marigold double-blind placebo-controlled trial, in which 101 patients were randomized and treated with ZTALMY. Patients showed a median 30.7% reduction in 28-day major motor seizure frequency, compared to a median 6.9% reduction for those receiving placebo, achieving the trial’s primary endpoint (p=0.0036). In the Marigold open label extension study, patients treated with ZTALMY for at least 12 months (n=48) experienced a median 49.6% reduction in major motor seizure frequency. In the clinical development program, ZTALMY demonstrated efficacy, safety and tolerability with the most common adverse reactions (AEs) (incidence >5% and at least twice the rate of placebo) in the ZTALMY group being somnolence, pyrexia, salivary hypersecretion, and seasonal allergy.

Priority Review Voucher. As a result of the RPD Designation for ganaxolone for the treatment of CDD, the FDA awarded the Company a Rare Pediatric Disease Priority Review Voucher (PRV). This voucher may be redeemed for priority review by the FDA in a subsequent marketing application. Vouchers can be sold or transferred to a third party by the voucher recipient. We intend to monetize the PRV to fund on-going operations, including continued clinical development and commercialization efforts for ganaxolone.

Commercial Strategy. Since ZTALMY was approved by FDA, we are focused on implementing and executing an integrated launch plan making ZTALMY available upon DEA Scheduling to CDD patients through a specialty pharmacy. Key launch strategies include: (1) establishing our supply chain network and quality management system to assure product is available to patients; (2) driving clinical awareness of ZTALMY as the first and only FDA approved product indicated specifically for seizures associated with CDD; (3) deploying our field sales force to target physicians who treat this rare pediatric patient population; (4) engaging commercial and government payers with the objective of obtaining insurance coverage; and (5) developing our internal capabilities (such as Finance, HR, IT, Data Analytics and Compliance) to support our first launch as a commercial company.

Marketing Strategy.  At launch, our strategy is to reinforce that seizures are central to the constellation of CDD symptoms, establish ZTALMY as central to the comprehensive management of CDD, and ensure that patients have seamless access to ZTALMY from prescription through fulfillment.

Sales Strategy.   Our sales leadership is in place, and we plan to hire approximately 16 regional account managers experienced in rare disease as our commercial sales force.  We expect to have the majority of these regional account managers hired by the end of the second quarter of 2022. Our field force will target identified key accounts and centers of excellence for CDD. Based on our market research, we estimate the addressable patient population for ZTALMY in CDD in the U.S. is approximately 2,000 patients. As this is the first product approved by the FDA specifically for seizures associated with CDD and the International Classification of Diseases, Tenth Revision (ICD10) code for CDD was established in 2020, there is limited data available for this specific market.

Market Access.  We have established a cross-functional payer and reimbursement account team with the objective of obtaining and maintaining reimbursement (coverage) of ZTALMY.  We plan to focus our efforts on reimbursement from commercial payers where pharmacy benefit managers (PBMs) control the majority of commercial pharmacy-benefit lives and government payers, primarily Medicaid for the target population for CDD.  We expect approximately 60% of the CDD patient population will access coverage through both Fee-for-Service and Managed Medicaid, with the remaining 40% accessing commercial coverage, with the top PBMs having significant influence.

Specialty Pharmacy.  We plan to engage a specialty pharmacy to provide services for patients, including patient enrollment, benefit verification and investigation, prior authorization support, patient education and drug counseling, dispensing of product and shipment coordination.

Infrastructure.  We continue to develop our internal capabilities and processes to support a commercial stage company.  We have implemented a healthcare compliance program to guide our compliance with rules and regulations regarding pharmaceutical sales.

Manufacture of Commercial Supply. We are in the process of negotiating a commercial supply agreement for ganaxolone API with our current manufacturer. We are also finalizing a commercial supply agreement with our current supplier of finished bulk drug product.

Regulated as a Controlled Substance. ZTALMY is expected to be regulated by the DEA as a controlled substance under the federal Controlled Substances Act of 1970 (CSA). Under the CSA, drugs are classified into five (5) distinct categories or schedules depending upon the drug’s acceptable medical use and the drug’s abuse or dependency potential. Based on our assessment of the abuse-related preclinical and clinical data on ganaxolone and its mechanism of action, we expect ZTALMY to be a Schedule IV drug. Schedule IV is defined by the DEA as drugs with a low potential for abuse and low risk of dependence. We expect this scheduling process to take approximately 90 days. We plan to commercially launch ZTALMY after this scheduling process is completed. As a controlled substance, ganaxolone will be subject to the applicable CSA requirements such as registration, security, recordkeeping and reporting, storage manufacturing, distribution, importation and other requirements.

Post Marketing Requirements. In connection with the FDA approval of ZTALMY for CDD, we have a number of post marketing commitments which include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats; phase 1 renal and hepatic impairment studies and a thorough QTc study; extractable/leachable study results on the container closure system; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. We expect to be able to complete the required FDA studies within the requested FDA timeframe.

Marketing Authorization Application

In August 2021, the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted our request for accelerated assessment of ganaxolone for the treatment of seizures associated with CDD. The marketing authorization application (MAA) for ganaxolone was submitted to the EMA on October 11, 2021 and on October 28, 2021 we received formal notification from the EMA that the CDD MAA was validated. With this validation, the EMA began its formal review of the MAA under the centralized procedure for all member states of the European Union (EU), Norway, Iceland, and Liechtenstein.

In February 2022, the MAA was converted to a standard review and we reached an agreement with the EMA to extend the Day 120 clock stop by three months to allow sufficient time to respond to questions received as part of the review process. As a result, we expect the CHMP’s opinion on the MAA by the end of 2022.

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

Status Epilepticus (SE)

SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having ESE and those who then progress to and then fail at least one second-line antiepileptic drug (AED) are classified as having RSE. In RSE, synaptic GABAA receptors are internalized into the neuron, resulting in decreased responsiveness to drugs such as benzodiazepines. Current treatment for RSE unresponsive to one or more second-line AEDs is IV anesthesia to terminate seizures and prevent neuronal injury and other complications. The IV anesthetic is increased to a level that induces deep coma and is maintained at that rate for 24 hours or more. SE that recurs following an attempted wean of IV anesthesia is classified as super refractory status epilepticus (SRSE). In April 2016, we were granted FDA orphan drug designation for IV formulation of ganaxolone for the treatment of SE, which includes RSE.

We own a family of pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. In September 2021, the United States Patent Office granted us a patent on a method of treating status epilepticus, including dosing regimens. This issued patent expires in 2040.

In January 2021, we enrolled the first patient in the Phase 3 pivotal RAISE trial. The RAISE trial is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. We expect approximately 80 trial sites in hospitals, primarily across the U.S. and Canada, to participate. The RAISE trial is designed to enroll approximately 124 patients, who will be randomized to receive ganaxolone or placebo added to standard of care second-line AED. With this number of patients, the trial is designed to provide over 90% power to detect a 30% efficacy difference between ganaxolone and placebo.

The co-primary endpoints for the RAISE trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for RSE treatment, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following initiation of the study drug. Several academic medical centers and intensive care units participating in the RAISE trial have experienced COVID-related difficulties including staff turnover and the need for clinical sites to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays in the RAISE trial. Additionally, in February 2022, we temporarily paused the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24-months to meet product stability testing specifications.

We are targeting resupply of clinical trial material by the end of May 2022. Given these most recent challenges, we expect our top-line data readout for the RAISE trial to be available in the second half of 2023.

Planning continues for a separate RSE trial to support an MAA (RAISE II trial). Following a meeting with the EMA in the first quarter of 2021, at which we discussed trial design, and due to the delay in clinical trial supply mentioned above, trial initiation is planned for the first half of 2023. The RAISE II trial will be a double blind, placebo-controlled pivotal registration trial expected to enroll 70 patients who have failed first-line benzodiazepine treatment and at least one prior second-line AED. Patients will receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line AED. The RAISE II trial in Europe will provide data that is complementary to the U.S. RAISE trial, with ganaxolone or placebo being administered in combination with a standard-of-care AED. There are two additional key differences from the U.S. RAISE trial. First, rather than including only progression to IV anesthesia as a treatment failure, the endpoint for RAISE II will include any escalation of care. This could be IV anesthesia or another second-line IV AED. Second, the primary analysis for the RAISE II trial will be a responder analysis, with response defined as SE cessation within 30 minutes and no escalation of care within 36 hours. The U.S. RAISE trial specifies a co-primary endpoint, requiring statistical significance for both early onset and durability of effect.

The FDA has indicated alignment on the overall trial design for a third SE study, the RESET trial, which will study ganaxolone in ESE. We are making preparations to begin U.S. enrollment of this Phase 2 clinical trial in the second half of 2022. The RESET trial is expected to be conducted in emergency rooms under exception from informed consent guidelines and is expected to enroll patients with convulsive ESE. We expect that the RESET trial will be composed of two stages, the initial open-label, dose optimization stage and subsequent double-blind placebo-controlled stage. We anticipate that during the open-label portion of the trial, multiple sequential cohorts of patients will be assessed to determine the bolus dose and subsequent IV infusion rate and infusion duration to be used in the double-blind second stage of the trial. We expect that this double-blind placebo-controlled phase will enroll approximately 80 ESE patients equally distributed between two arms of the trial who, in addition to standard of care, will receive either IV ganaxolone or placebo. We also expect that the primary efficacy endpoint of the RESET trial will be the absence of electrographic (rapid EEG) evidence of SE or recurrence of generalized convulsions at 1 hour after the initiation of treatment. We plan to announce top-line data from the RESET trial by the end of 2023.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that affects many organs and causes non-malignant tumors in the brain, skin, kidney, heart, eyes, and lungs. The condition is caused by inherited mutations in either the TSC1 gene or the TSC2 gene. TSC occurs with a frequency of 1:6,000 live births and a mutation is found in 85% of patients. While the disease phenotype can be extremely variable, epilepsy occurs in up to 85% of TSC patients. TSC is a leading cause of genetic epilepsy, often manifesting in the first year of life as either focal seizures or infantile spasms. There are currently few disease-specific treatments approved for seizures in TSC. Orphan drug designation for ganaxolone for the treatment in TSC was granted by the FDA in August 2021 and by the EMA in October 2021.

In August 2021, we announced top-line data from our open-label Phase 2 trial (CALM trial) evaluating the safety and efficacy of adjunctive oral ganaxolone in 23 patients with seizures associated with TSC. The CALM trial enrolled 23 patients ages 2 to 32 who entered a four-week baseline period followed by a 12-week treatment period, during which they received up to 600 mg of ganaxolone (oral liquid suspension) three times a day. Patients who met eligibility criteria were able to continue ganaxolone treatment during a 24-week extension. The primary endpoint was the percent change in 28-day TSC-associated seizure frequency during the 12-week treatment period relative to the four-week baseline period. Secondary outcome measures included the percentage of patients experiencing a greater than or equal to 50% reduction in 28-day TSC-associated seizure frequency through the end of the 12-week treatment period compared to the 4-week baseline period.

The primary endpoint showed a median 16.6% reduction in 28-day in the frequency of TSC-associated seizures relative to the four-week baseline period. A secondary endpoint showed that the proportion of patients that achieved at least a 50% seizure reduction was 30.4%. During the trial, patients with focal seizures (n=19) showed a median 25.2% reduction in focal seizure frequency. Ganaxolone was generally well-tolerated with somnolence reported as the most common AE. In addition, one serious adverse event (SAE) of worsening seizures occurred, which was assessed by the investigator as treatment-related. Four patients discontinued the trial due to AEs. Additionally, the data from the trial suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. We have adjusted the titration schedule in the Phase 3 TSC trial, with the goal of improving tolerability.

In response to our request for an End of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. We also believe that, based on FDA’s written responses, with the FDA approval of CDD, a single trial could serve the necessary support for an NDA for TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses, as did those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the first quarter of 2022, we are actively screening patients in the U.S. for the first patient to be enrolled in a global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone in approximately 160 TSC patients. The primary endpoint for the TrustTSC trial is percent change in 28-day frequency of TSC-associated seizures.

Lennox-Gestaut Syndrome (LGS)

LGS is a severe form of epilepsy that typically begins between one and eight years of age. Affected children experience multiple seizure types that are often unresponsive to treatment, the most common being atonic, tonic and atypical absence seizures. Children with LGS may also have neurodevelopmental delay and behavioral problems.

We plan to pursue the development of ganaxolone for LGS, given the overlap in seizure types and etiologies with other disorders where ganaxolone has potential to improve clinical outcomes, such as CDD and TSC. We are planning to use a second-generation formulation of ganaxolone for our LGS development program.

Orphan Designations

The FDA has granted orphan drug designation to ganaxolone for the treatment of SE, CDD, and TSC. Orphan drug designation is granted by the FDA Office of Orphan Products Development to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the United States. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees.

Ganaxolone Mechanism of Action

Ganaxolone is a methylated analog of the endogenous neurosteroid, allopregnanolone. Allopregnanolone exhibits potent anxiolytic, antidepressant and anti-seizure activity. Unlike allopregnanolone, ganaxolone cannot be back-converted to active intermediates possessing steroid hormone activity.

Both ganaxolone and allopregnanolone bind to GABAA receptors that, when activated, permit flow of chloride ions into the neuron. This change in concentration of chloride ions results in hyperpolarization and is the basis for the inhibitory effect of GABA. Classic GABAA active drugs bind only at receptors located on the synapse between neurons. However, both allopregnanolone and ganaxolone also bind to extrasynaptic GABAA receptors. Synaptic GABAA receptors respond quickly to inhibit neurotransmission (phasic inhibition), while extrasynaptic GABAA receptors provide a constant baseline level of inhibition (tonic inhibition).

Activity at extrasynaptic GABAA receptors may be of particular importance for the prolonged seizures in SE, during which synaptic, but not extrasynaptic, receptors become internalized into the neuron and are unavailable for binding of GABAergic drugs.

Safety Overview

Oral Safety

More than 1,900 individuals have received oral formulations of ganaxolone for durations from one day to more than two years at doses of 50 to 2,000 mg/day. Ganaxolone was administered in Phase 2 clinical trials to pediatric patients at doses up to 1,800 mg/day and to adult patients at doses up to 1,875 mg/day. No drug-related deaths occurred in any of these clinical trials and the majority of AEs were non-serious and resolved upon discontinuation of therapy. The most common side effects with oral ganaxolone relate to sedation or somnolence. In the oral ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in adult or pediatric populations.

In the pivotal Phase 3 clinical trial (Marigold Study), which evaluated the use of oral ganaxolone in children and young adults with CDD ganaxolone was generally well tolerated with a safety profile consistent with previous clinical trials. The most frequent AE was somnolence.

In the Phase 2 TSC trial, ganaxolone was generally well tolerated with somnolence reported as the most common AE consistent with previous studies. Concomitant Epidiolex appeared to be linked to greater somnolence. A study is planned to assess whether there is a potential for drug-drug interaction between ganaxolone and Epidiolex.

IV Safety

In 2016, we completed a Phase 1 dose-escalation trial with IV ganaxolone that enrolled 36 patients, designed to determine the PK, pharmacodynamics (PD), and safety of IV ganaxolone administered as an ascending bolus dose (Stage 1) or continuous infusion (Stage 2).  Thirty-six healthy volunteers were enrolled.

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

In 2019, we announced positive top-line results in our open-label, dose-finding Phase 2 clinical trial evaluating IV ganaxolone in patients with RSE. In the trial, ganaxolone had an acceptable safety and tolerability profile for the RSE patient population in all dose groups. There were 10 SAEs; eight were considered not related to treatment and two were considered treatment-related (TRSAEs). The TRSAEs were severe sedation in two patients that led to early ganaxolone discontinuation: one in the medium dose group on day three and one in the target dose group on day one. There were 50 AEs, thirteen of which were considered treatment-related (TRAEs) reported in seven patients.  The most commonly reported TRAEs were somnolence, mild hypotension and sedation.

Preclinical Pharmacology and Toxicology

We have completed preclinical safety pharmacology and toxicology testing, including reproductive toxicology. Animal pharmacokinetic and in vitro studies show that ganaxolone is metabolized primarily by the Cytochrome P450, family 3, subfamily A (CYP3A) family of liver enzymes, a common route of drug metabolism. All in vitro studies have shown that ganaxolone has low potential for interaction with other drugs at several multiples of observed human ganaxolone levels. Our recent Phase 2 clinical study in TSC suggests a pharmacokinetic drug-drug interaction (DDI) between Epidiolex and ganaxolone where co-administration produces higher plasma levels of ganaxolone than those produced by administration of ganaxolone without Epidiolex.  Preclinical in vitro studies have been conducted in an effort to identify the precise DDI between these two drugs.  These studies indicate that the DDI is not caused in the liver by Epidiolex or its metabolites interfering with ganaxolone metabolism. Furthermore, neither ganaxolone nor its metabolites have a ketone ring at the 3-position, a requirement for hormonal activity. In binding and functional activity studies, ganaxolone has no appreciable affinity for estrogen or progesterone receptors. We found no evidence of changes in blood, liver, kidney or the gastrointestinal systems indicating functional or anatomical adverse effects associated with either single- or multiple-dose treatment with ganaxolone in preclinical safety pharmacology studies, nor have we seen evidence of any end organ toxicity from human clinical trials. We have not detected potential for ganaxolone to cause cellular mutations or carcinogenicity in trials to date.

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. In October 2020, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included in the NDA submission for CDD. We have determined that M2 has no functional activity on GABA receptors and have concluded that M2 does not contribute to the pharmacological activity associated with ganaxolone administration.  The results of the activity assay were included in the July 2021 NDA submission for CDD, as required. Additionally, a dose range finding study in rats and an in vivo micronucleus with comet analysis for the detection of genotoxicity have been conducted, with the results from the verified draft study report showing no genotoxicity found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. The final study report is expected by the end of the second quarter of 2022. Results from additional preclinical studies are required to the FDA as post-marketing requirement(s). These include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats; a CNS distribution study with M47 metabolite, in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. We plan to complete the required FDA studies within the required FDA timeframe. In the EU, if additional studies are needed, these are usually required before or during MAA review.

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

Intellectual Property

The proprietary nature of and protection for ZTALMY, other indications being developed for ganaxolone and any other future product candidates, discovery programs and know-how are important to our business. We have sought patent protection in the United States and internationally for synthetic methods for making ganaxolone, ganaxolone nanoparticles, which are used in certain oral solid, oral liquid, and IV dose formulations, other injectable and oral ganaxolone formulations, and methods of treatment using ganaxolone. Our policy is to pursue, maintain and defend patent rights whether developed internally or licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business. The patents and patent applications owned by us comprise approximately 15 different patent families, filed in various jurisdictions around the world.

Nanoparticle Ganaxolone Formulations. We own approximately four patent families directed to nanoparticle formulations of ganaxolone and complexing agents that deliver consistent exposure and improved stability of ganaxolone, and certain uses of the formulations. One of the patent families includes eight issued United States patents with claims directed to certain solid and liquid ganaxolone formulations and certain methods for the making and use thereof. Corresponding foreign patents have been granted in Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, South Africa, New Zealand, Singapore and South Korea. The 20-year term for patents in this family runs through 2026, absent any available patent term adjustments or extensions. We have not out-licensed any rights to practice these patents in any of these territories. Pursuant to our agreement with Domain Russia Investments Limited (DRI), we assigned to DRI patent rights, which rights were subsequently assigned to NovaMedica LLC (NovaMedica), along with the right to develop and commercialize ganaxolone in Russia and certain other member countries of the Eurasian Patent Organization. For more information regarding the DRI and NovaMedica agreements, please see “Intellectual Property – Licenses and Collaborations.” A second patent family directed to injectable nanoparticle neurosteroid formulations consists of one granted United States patent and one pending United States application. The 20-year term of this patent family runs through 2036, absent any available patent term adjustments. We have approximately two patent families consisting of two pending United States provisional applications directed to additional formulations of ganaxolone.

Process for Manufacturing Ganaxolone. Our patent portfolio contains patents issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel Japan, Mexico, New Zealand, South Korea, and the United States covering our synthetic process for manufacturing ganaxolone. The 20-year term for patents in this family runs through 2030, absent any available patent term adjustments or extensions. The European patent has been validated in France, Germany, Ireland, Italy, Spain, and Switzerland.

Intravenous Ganaxolone Formulations. We own approximately four patent families directed to our IV ganaxolone formulations that we are developing for the treatment of SE and certain other disorders. One of the patent families includes pending applications in Australia, Canada, China, Europe, Israel, India, Japan, South Africa, and the United States that claim certain injectable ganaxolone formulations containing sulfobutyl ether-beta-cyclodextrin and certain methods of use of the formulations, including for the treatment of SE. The 20-year term for this patent family runs through to 2036, absent any available patent term adjustments or extensions. A second patent family currently includes one issued United States patent with claims directed to certain therapeutic regimens for the treatment of SE using IV ganaxolone, and an international application filed under the Patent Cooperation Treaty (PCT) that is directed to certain therapeutic regimens for the treatment of SE using IV ganaxolone. The 20-year term for patents based on this international application will run through 2040, absent any available patent term adjustments. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. A third patent family currently consists of a pending international application filed under the PCT that is directed to certain therapeutic uses of IV ganaxolone. We intend to file national phase applications in various foreign jurisdictions based on the PCT application before applicable deadlines. The 20-year term for patents based on this international application will run through 2041, absent any applicable available patent term adjustments. A fourth patent family currently consists of a pending United States provisional application directed to certain therapeutic uses of SE. We intend to file an international patent application under the PCT before the applicable deadline.

Additional Therapeutic Uses. We own approximately four patent families directed to certain therapeutic uses of ganaxolone, including for treating genetic epilepsy disorders, such as, CDD and PCDH19-Related Epilepsy (PCDH19-RE), TSC, and depressive disorders. One of the patent families includes pending applications filed in Australia, Canada, China, Eurasia, Europe, India, Japan, Korea, Malaysia, New Zealand, Singapore, Vietnam, and the United States that claim certain methods of treating epileptic disorders. The 20-year term for patents in this family runs through 2038, absent any available patent term adjustments or extensions. A second patent family currently includes one pending international patent application filed under the PCT that claims certain methods of treating TSC. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. The 20-year term for patents based on this family run through 2040, absent any available patent term adjustments or extensions. A third family currently comprises one pending United States provisional application directed to certain therapeutic regimens for certain disorders using ganaxolone. We intend to file an international patent application under the PCT before the applicable deadline.

We have also licensed from Ovid certain patents that are directed to certain therapeutic uses of ganaxolone for the treatment of CDD. The licensed patent family includes a granted U.S. patent and a pending application in Europe. The 20-year term for patents based on this international application will run through 2037, absent an available patent term adjustments.

We also own two patent families directed to certain methods of treating depressive disorders. One patent family consists of three granted United States patents directed to certain methods of using ganaxolone for treating postpartum depression and related disorders. The 20-year patent term of this family runs through 2037, absent any available patent term adjustments. A second patent family currently includes one allowed United States patent directed to claims certain methods of using ganaxolone for treating postpartum depression using ganaxolone. The 20-year term of this family runs through 2039, absent any available patent term extensions. Our fifth patent family currently comprises one pending international patent application filed under the PCT that is directed to certain new therapeutic regimens for treating epileptic disorders. We intend to file national phase applications in various foreign jurisdictions based on the PCT application before applicable deadlines. The 20-year term for patents based on this international application will run through 2041, absent any applicable available patent term adjustments.

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

Licenses and Collaborations

Orion

On July 30, 2021, we entered into a collaboration agreement (Orion Collaboration Agreement) with Orion Corporation (Orion), whereby Orion received exclusive rights to commercialize the oral and IV dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, TSC and RSE. Under the agreement, we received a €25 million ($29.6 million) upfront fee and are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double digits to the high teens for the oral programs and the low double-digits to the low twenties for the IV programs. In connection with the upfront fee, we agreed to provide Orion with the results of an ongoing genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study were positive, based on the criteria set forth in the study’s protocol, Orion would have had the right to terminate the Orion Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we would have been required to refund Orion seventy-five percent (75%) of the upfront fee. In February 2022, the verified draft study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As such, but subject to confirmation of such results in the final study report expected by the end of the second quarter of 2022, we will not be required to refund Orion any of the upfront fee and Orion will not have a right to terminate the Orion Collaboration Agreement as a result of the study’s findings.

CyDex

In March 2017, we entered into a License Agreement and a Supply Agreement with CyDex Pharmaceuticals, Inc. (CyDex).  Under the terms of the License Agreement, CyDex granted us an exclusive license to use CyDex’s sulfobutylether beta-cyclodextrin, or Captisol®, drug formulation system and related intellectual property in connection with the development and commercialization of ganaxolone in any and all therapeutic uses in humans, with some exceptions.

As consideration for this license, we paid an upfront fee and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones.  We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales. As of March 24, 2022, we have achieved one milestone under the License Agreement, which occurred and was paid in the first quarter of 2021. Certain patents relating to Captisol®, including some that were licensed to us by CyDex, have expired, while other patents that are licensed to us remain in force.

Under the terms of the Supply Agreement, we are required to purchase all of our requirements for Captisol with respect to ganaxolone from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

NovaMedica

In December 2012, we entered into a Technology Transfer Agreement (Transfer Agreement) with DRI. Pursuant to the Transfer Agreement, in exchange for a payment of $100,000, we assigned to DRI certain patents and patents applications in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan (Covered Territory), and granted to DRI an exclusive, royalty-free, irrevocable and assignable license under our know-how to develop and commercialize ganaxolone and other products that would infringe our patent rights or use our know-how (Covered Products) in the Covered Territory, in the field of uses for any human or animal disease or condition excluding the treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage or described in terms of such damage (Field). DRI subsequently transferred all of its rights and obligations under the Transfer Agreement to NovaMedica. Under the terms of the Transfer Agreement, NovaMedica, or its permitted transferees or assignees, has the exclusive right within the Covered Territory to manufacture the Covered Products solely for development and commercialization in the Covered Territory in the Field. Until the first commercial sale of a Covered Product within the Covered Territory, NovaMedica will have the right to purchase supplies of the Covered Product from us on a cost-plus basis, subject to certain limitations. The Transfer Agreement also provides that we will enter into the Supply Agreement with NovaMedica to supply ganaxolone and/or Covered Product for development in the Covered Territory at a future date.

In June 2013, we entered into a Clinical Development and Collaboration Agreement (Collaboration Agreement) with NovaMedica, pursuant to which we agreed to assist NovaMedica in the development and commercialization of Covered Products in the Covered Territory in the Field. The Collaboration Agreement requires the formation of committees consisting of our representatives and NovaMedica representatives to oversee the general development, day-to-day development work and commercialization of Covered Products in the Field in the Covered Territory. NovaMedica is required to reimburse us for any out-of-pocket expenses incurred by us in providing this assistance, except for expenses incurred in our participation on the joint committees. Pursuant to the Collaboration Agreement and the Transfer Agreement, we have agreed to use commercially reasonable efforts to include sites in the Russian Federation in our clinical trial programs for the first indications of the Covered Products at our sole expense. Under the Transfer Agreement, at least 36 months prior to the first commercial sale of a product candidate in the Covered

Territory, the parties have agreed to negotiate in good faith a supply agreement pursuant to which we or a third party contract manufacturer authorized by us to manufacture and supply the Covered Products, will supply needed quantities of Covered Product to NovaMedica solely for commercialization of Covered Products in the Covered Territory, on commercially fair and reasonable terms. Such purchases will be made on a cost-plus basis. The Collaboration Agreement expires on the earlier of three years following the first commercial sale of a product candidate in the Covered Territory or the termination of the Transfer Agreement. NovaMedica also has the right to terminate the Collaboration Agreement at any time at its convenience upon 90 days’ prior written notice.

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

Ovid License

In March 2022, we entered into an exclusive patent license agreement (License Agreement) with Ovid Therapeutics Inc. (Ovid). Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of, and be owned solely by, us. We are required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock is exercisable within the five-business day period following the filing of this Annual Report on Form 10-K. The License Agreement also provides for payment of royalties by us to Ovid in the low single digits on net sales by us, our affiliates and sublicensees, of Licensed Products in the Field in the Territory. Such royalties are subject to reduction in the event of generic competition in accordance with the License Agreement. We may terminate the License Agreement at any time without cause on thirty days’ prior written notice. Either party may terminate the License Agreement for the other party’s material breach or insolvency subject to certain cure periods. Also, Ovid has the right to terminate the License Agreement if there has not been a first commercial sale of any Licensed Products in the Field in the Territory on or before June 30, 2025. In the event of termination, all licenses granted under the License Agreement will terminate.

Competition

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change. While we believe that our development experience and scientific knowledge provide us with competitive advantages, we face competition from both large and small pharmaceutical and biotechnology companies, specifically from companies that treat rare seizure disorders.

There are a variety of available therapies marketed for rare seizure disorders. In many cases, these products are administered in combination to enhance efficacy or to reduce side effects. Some of these drugs are branded and subject to patent protection, some are in clinical development and not yet approved, and others are available on a generic basis. Many of these approved drugs are well established therapies or products and are widely accepted by physicians, patients and third-party payers. Insurers and other third-party payers may also encourage the use of generic products. More established companies have a competitive advantage over us due to their greater size, cash flows, established commercial infrastructure, clinician relationships and institutional experience. Compared to us, many of our competitors have significantly greater financial, technical and human resources with longer histories of marketed products.

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

SE

SE patients generally are treated with benzodiazepines as first-line treatment. When benzodiazepines are not effective the patients are in ESE and are treated with various second-line IV AEDs, such as levetiracetam, fosphenytoin, lacosamide, or valproate. In 2019, a multicenter, randomized clinical trial (Established Status Epilepticus Treatment Trial; ESETT) was conducted by a group of academic investigators and was designed to evaluate the effectiveness of second-line IV AEDs in ESE. In this trial, the efficacy of levetiracetam, fosphenytoin, or valproate was evaluated in convulsive ESE patients. It was reported that levetiracetam, fosphenytoin, and valproate were effective at stopping SE in 47%, 45%, and 46% of the patients, respectively. When second-line AEDs are not effective, RSE patients are generally placed in a medically-induced coma under IV anesthesia in an attempt to stop the seizures and prevent further damage to the brain and death. Patients on third-line IV anesthesia are at higher risk for anesthesia-associated morbidities, such as infection, and have 2.9 times greater mortality rate. In addition, patients on IV anesthetics for SE treatment have increased lengths of stays in the hospital and ICU resulting in increased healthcare utilization. To our knowledge, there are no treatments indicated for RSE, and there are no other companies currently conducting clinical trials in SE patients.

CDD and TSC

There are no drugs other than our product ZTALMY approved specifically for the treatment of seizures associated with CDD, and two drugs approved for the treatment of seizures associated with TSC: Novartis Pharmaceuticals Corp.’s Afinitor DISPERZ® (everolimus tablets for oral suspension) and Jazz Pharmaceuticals, Inc.’s EPIDIOLEX® (cannabidiol). CDD and TSC patients are typically prescribed drugs approved for epileptic seizures, which often fail to control seizures in these patient populations. To our knowledge, there is only one other company with a drug in active development for the treatment of CDD (UCB S.A’s, FINTEPLA® Fenfluramine Hydrochloride).

Manufacturing

Manufacturing of drugs and product candidates, including ganaxolone, must comply with FDA current good manufacturing practice (cGMP) regulations. Ganaxolone is a synthetic small molecule made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations (CMOs) to supply our clinical trials. We are in the process of negotiating a commercial supply agreement for ganaxolone’s API with our current manufacturer and are finalizing a commercial supply agreement with our current supplier of finished bulk drug product. We have an internal quality program and have qualified and signed quality agreements with our major CMOs.

We conduct periodic quality audits of their facilities. We believe that our existing suppliers of ganaxolone’s active pharmaceutical ingredient and finished product will be capable of providing sufficient quantities of each to meet our clinical trial supply needs. We also believe our current API manufacturer will be able to meet our commercial needs for ZTALMY. CMOs may be used in the future for clinical supplies and commercial manufacturing.

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

Commercial Operations

In anticipation of FDA approval for ZTALMY, we have built a commercial operations infrastructure, including, marketing infrastructure, market access capabilities, and we are building our sales field force and expect it to be fully in place by the end of the second quarter 2022, to reach high prescribing neurologist, critical care, epilepsy specialists and other target physician populations in the United States. ZTALMY is expected to be regulated by the DEA as a controlled substance under the CSA. We expect this scheduling process to take approximately 90 days. We plan to commercially launch ZTALMY after this scheduling process is completed. We believe a focused sales and marketing organization could be leveraged to market ganaxolone across multiple epilepsy indications. We believe that there could also be significant market opportunities for ganaxolone in epilepsy and other neurological and psychiatric conditions outside of the United States. In order to capitalize on such opportunities, we plan to seek collaborations with pharmaceutical companies that have greater reach and resources by virtue of their size and experience in the field.

Government Regulation

As a pharmaceutical company that operates in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act (FDC Act) and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, packaging, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for, and marketing of, our product candidates in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. In addition, some significant aspects of regulation in the European Union (EU) are addressed in a centralized way through the European Medicines Agency (EMA), but country-specific regulation also remains in many essential respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources in order to be successful.

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

The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

●	Phase 1. Phase 1 includes the initial introduction of an investigational product candidate into humans. Phase 1 trials generally are conducted in healthy volunteers but in some cases are conducted in patients with the target disease or condition. These trials are designed to evaluate the safety, metabolism, PKs and pharmacologic actions of the investigational product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 trials, sufficient information about the investigational product candidate’s PKs and pharmacological effects may be obtained to permit the design of Phase 2 trials. The total number of participants included in Phase 1 trials varies but is generally in the range of 20 to 80.
●	Phase 2. Phase 2 includes the controlled clinical trials conducted in patients with the target disease or condition, to determine dosage tolerance and optimal dosage, to identify possible adverse side effects and safety risks associated with the product candidate, and to obtain initial evidence of the effectiveness of the investigational product candidate for a particular indication. Phase 2 trials are typically well-controlled, closely monitored, and conducted in a limited subject population, usually involving no more than several hundred participants.
●	Phase 3. Phase 3 trials are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate, and to provide an adequate basis for drug approval. Phase 3 trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase 3 trials to demonstrate the efficacy and safety of the drug; however, the FDA may find a single Phase 2 or Phase 3 trial with other confirmatory evidence to be sufficient in rare instances, particularly in an area of significant unmet medical need and if the trial design provides a well-controlled and reliable assessment of clinical benefit.
●	Phase 4. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials after approval to gain more information about the product. Such post-approval trials are typically referred to as Phase 4 clinical trials.

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

Compounds that have a potential for dependence and abuse are scheduled as controlled substances under the Controlled Substances Act and similar state and foreign laws. In the United States, for new chemical entities under development for therapeutic use, FDA and HHS complete an analysis and recommendation about whether a drug should be scheduled as a controlled substance, and the Drug Enforcement Administration (DEA) takes the analysis and recommendation into account in the scheduling process. In the case of a new drug approved by the FDA, if scheduling is warranted then the DEA issues an interim final rule controlling the drug 90 days after receipt of the FDA/HHS analysis and recommendation or notice of the FDA approval of the drug, whichever is later. Drugs that are scheduled as controlled substances are subject to stringent regulatory requirements, including requirements for registering manufacturing and distribution facilities, security controls and employee screening, recordkeeping, reporting, product labeling and packaging, import and export. There are five federal schedules for controlled substances, known as Schedule I, II, III, IV and V. The regulatory requirements that apply to a drug vary depending on the particular controlled substance schedule into which a drug is placed, based on consideration of a number of factors, including its potential for dependence and abuse. Schedules I and II contain the most stringent restrictions and requirements, and Schedule V the least. For all controlled substances, there are potential criminal and civil penalties that apply for the failure to meet applicable legal requirements, and healthcare professionals must have a DEA license in order to handle, prescribe, or dispense controlled substances.

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

Manufacturing must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Compliance with cGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose manufacturing documentation requirements. Accordingly, sponsors must continue to expend time, money and effort to maintain quality control and compliance with cGMP. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of ganaxolone. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may lead to the FDA taking enforcement actions or seeking sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements.

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

NDA holders must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records.

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

Controlled Substances

The federal Controlled Substances Act of 1970 (CSA) and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S. and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence.

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s). For example, separate registrations are required for importation and manufacturing activities, and each registration authorizes which schedules of controlled substances the registrant may handle. However, certain coincident activities are permitted without obtaining a separate DEA registration, such as distribution of controlled substances by the manufacturer that produces them.

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and thorough use of alarm systems and surveillance cameras. Registrants must also report any controlled substance thefts or significant losses, and must comply with CSA and DEA regulatory requirements to destroy or dispose of controlled substances.

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State Authorities, including Boards of Pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

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

European and Other International Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the United States have a similar process that requires the submission of a request for a clinical trial authorization (CTA) much like the IND prior to the commencement of human clinical trials. In the EU, for example, a request for a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA request is approved in accordance with a country’s requirements, clinical trial development may proceed. The conduct of a clinical trial in the EU must comply with regulatory requirements based on the Clinical Trials Directive 2001/20/EC (Clinical Trials Directive), the details of which may vary per EU Member State. On January 31, 2022, the EU Clinical Trials Regulation (EU) No 536/2014

(Clinical Trials Regulation) came into effect. The Clinical Trials Regulation applies to clinical trials in all countries of the European Economic Area (EEA, i.e. the EU Member States plus Iceland, Norway and Liechtenstein). The Clinical Trials Regulation allows investigators to start and conduct a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year after the application date (i.e. January 31, 2022). The transition period for the trials ongoing at the moment of applicability will be a maximum of 3 years after the date of application of the Clinical Trials Regulation. Clinical trials authorized under the current Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA. The main characteristics of the regulation include: (i) a streamlined application procedure through a single entry point known as the “EU portal”; (ii) a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and (iii) a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts.

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

Small Medium Enterprise (SME) designation

In the EU, small medium enterprise designation (SME) can be granted to non-subsidiary, independent firms which employ fewer than 250 employees to promote innovation and the development of new medicinal products by smaller companies. The criteria for designation are dependent on staff headcount, either turnover or balance sheet total and the ownership structure, including any partnership or linkage.  Benefits of SME designation include direct assistance on regulatory aspects of the pharmaceutical legislation, help navigating the array of services available, fee exemptions and reductions for pre- and post-authorization regulatory procedures, assistance with translations of product information into all official EU languages, guidance on clinical data publication and a free redaction tool license, liaison with academic investigators in pediatric-medicine research through the European Network of Pediatric Research at the EMA and workshops and training sessions. In 2020, we renewed our SME designation in the EU.

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

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended, (Affordable Care Act) has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act has impacted pre-existing government healthcare programs and resulted in the development of new programs. For example, the Affordable Care Act provides for Medicare payment for performance initiatives and improvements to Medicare physician quality reporting system and feedback program.

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

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act (Tax Act), enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to modify the Affordable Care Act, its implementing regulations, or portions thereof, will affect our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022). The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We anticipate that the Affordable Care Act and other healthcare reform measures will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further state and federal healthcare reform measures adopted in the future, any of which could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

Other Healthcare Laws and Compliance Requirements

The federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration (anything of value), directly or indirectly, in cash or in kind, to induce or in return either for the referral of an individual for, or for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from AKS liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. The regulatory safe harbors also are subject to regulatory revision and interpretation by a number of government agencies. For example, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the AKS in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which is currently slated to take full effect January 1, 2023, revises the AKS discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through PBMs, creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. The effective date of the rule has been delayed by the Biden Administration amid legal challenges. It is unclear whether the rule will be further delayed, rewritten, or even allowed to go into effect, and if so, what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below). Violations of the AKS are punishable by imprisonment, criminal fines, damages, civil monetary penalties, and exclusion from participation in federal healthcare programs.

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

In addition, we may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA and other privacy and data security and consumer protection laws. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security and consumer protection laws. In addition, numerous other federal and state laws and regulations govern privacy and security, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (CCPA)), many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.

In California, the CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

The EU, EEA countries and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. The GDPR is directly applicable in each EEA country. The GDPR imposes strict restrictions and obligations on companies’ ability to collect, analyze and transfer personal data or otherwise process personal data, especially if they process sensitive personal data (such as data concerning patient health), including significant fines for non-compliance with the GDPR. Implementation of the GDPR has influenced other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR.

In addition to the foregoing requirements, we have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds made available to states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid Drug Rebate Programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions, subject to certain exclusions. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise manufacturer price and best price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of PBM “accumulator” programs (beginning in 2023). Our failure to comply with the aforementioned price reporting and rebate payment obligations could negatively impact our financial results. In addition, statutory and regulatory changes or other agency action regarding the Medicaid Drug Rebate Program could negatively affect our financial results or expand our rebate liability. For example, Congress could enact legislation that would extend rebates under the Medicaid Drug Rebate Program to all Children’s Health Insurance Program or CHIP utilization.

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

HRSA issued a final regulation, effective January 1, 2019, regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. HRSA also has implemented a ceiling price reporting requirement, pursuant to which manufacturers must report the 340B ceiling prices for their covered outpatient drugs to HRSA on a quarterly basis. HRSA then publishes those prices to 340B covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. In addition, changes to legislation, regulations, or guidance could modify 340B program compliance or expand discount liability.

Federal law also requires that a company report average sales price information each quarter to CMS for certain categories of drugs that are payable under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. Congress further could enact a Medicare Part B inflation rebate, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation.

In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. Under either program, civil monetary penalties could be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due. Congress further could enact a Medicare Part D inflation rebate, under which manufacturers would owe additional rebates if the average manufacturer price of a drug were to increase faster than the pace of inflation.

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

Historically, we have experienced a low turnover of employees. During 2021, our voluntary turnover rate was approximately 11%.

As of December 31, 2021, we had 113 full-time employees and no part-time employees. In addition to our employees, we contract with third parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions.

Throughout the COVID-19 pandemic, most of our employees have been working remotely. We implemented a number of significant safety measures based on current guidelines recommended by the Centers for Disease Control for employees who choose to work at our facilities. These include, but are not limited to, social distancing, capacity limitations, mask requirements in common areas, weekly deep cleaning and daily sanitation procedures.

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

We have incurred significant operating losses since our inception, including a net loss of $98.8 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $410.7 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities of ganaxolone. Our continuation as a going concern is dependent on our ability to (1) generate sufficient cash flows from operations to meet our obligations, (2) draw down on our existing debt facility or obtain additional debt/equity financing, (3) monetize our Priority Review Voucher, and/or (4) execute strategic transactions, as may be required.

In addition, although we have received approval to commercialize ZTALMY in CDD in the United States, we expect to incur significant sales and marketing expenses in connection with the commercial launch of ZTALMY. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

As of December 31, 2021, our cash and cash equivalents, excluding the $20.0 million liquidity requirement associated with our Note Payable, was not sufficient to fund operations for the one-year period after the date hereof. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our audited consolidated financial statements for the year ended December 31, 2021 related to our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Future reports of our independent registered public accounting firm may contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

We have not generated any revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.

To date we have not generated any revenue from sales of ZTALMY or any other indications being developed for ganaxolone. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully commercialize ZTALMY and to achieve successful clinical development of ganaxolone in the other indications we are developing or other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales of ZTALMY, ganaxolone in the other indications we are developing or any other future product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete pre-clinical and clinical development activities, including enrollment of clinical trial participants, completion of the necessary pre-clinical studies and clinical trials and attainment of study and trial results that will support regulatory approvals;
●	complete and submit NDAs to the FDA, MAAs with the EMA and other marketing authorization filings with regulatory agencies in other countries, and obtain regulatory approval for indications for which there is a commercial market;
●	make or have made commercial quantities of our products at acceptable cost levels;
●	develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves in the markets in which we choose to commercialize on our own;
●	find suitable partners to help us market, sell and distribute our approved products in other markets;
●	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers;
●	launch and commercialize ZTALMY, other indications being developed for ganaxolone and any other future product candidates for which we obtain regulatory approval;
●	obtain market acceptance of ZTALMY, other indications being developed for ganaxolone and any other future product candidates as viable treatment options;
●	address any competing technological and market developments;
●	implement additional internal systems and infrastructure, as needed;
●	identify and validate new product candidates;
●	negotiate favorable terms in any collaboration, licensing or other commercial arrangements into which we may enter;
●	resolve potential intellectual property disputes with third parties;
●	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with product development, including that ganaxolone may not advance through development or achieve the endpoints of applicable preclinical studies and clinical trials for ganaxolone in the other indications we are developing, we are unable to predict the timing or amount of increased expenses, or if or when we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, domestic or foreign, to perform preclinical studies and clinical trials or other studies in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for ZTALMY or ganaxolone in the other indications we are developing, we anticipate incurring significant costs associated with commercializing ZTALMY, any other indications for ganaxolone or other product candidates.

Even if we are able to generate revenue from the sale of ZTALMY, other indications being developed for ganaxolone or any future commercial products, we may not become profitable and will need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, and we are not successful in obtaining additional funding, then we may be unable to continue our operations at planned levels, or at all, which would likely materially and adversely affect our business and the market price of our common stock.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to commercialize ZTALMY or complete the development and commercialization, if approved, of ganaxolone in the other indications we are developing.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to commercialize ZTALMY and to advance the clinical and regulatory development of ganaxolone in the other indications we are developing and, if approved, commercialize ganaxolone in those indications. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our commercialization efforts or our research and development programs.

We believe that our existing cash and cash equivalents on hand as of December 31, 2021, including the $22 million previously received as a contingent refundable upfront fee, will be sufficient to fund our operating expenses, capital expenditure requirements, and maintain the minimum cash balance required under our debt facility into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone, including ZTALMY;
●	the scope, progress, results and costs of researching and developing ganaxolone, including ZTALMY, or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone, including ZTALMY, or any other future product candidates;
●	the cost of commercialization activities for ZTALMY, ganaxolone in any other indications, or any other future product candidates, are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments pursuant to our exclusive license agreement with Orion for the commercialization of ganaxolone in Europe;
●	our obligation to reimburse the upfront payment under the Collaboration Agreement to Orion in the event of a positive genotoxicity study;

●	any product liability, infringement or other lawsuits related to ZTALMY or other indications being developed for ganaxolone and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

On May 11, 2021 (Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million, consisting of (i) tranche A-1 term loans in an aggregate principal amount of $15.0 million advanced on the Closing Date, (ii) tranche A-2 term loans in an aggregate principal amount of $30.0 million advanced on September 27, 2021, (iii) tranche B term loans in an aggregate principal amount of $30.0 million, (iv) tranche C term loans in an aggregate principal amount of $25.0 million and (v) tranche D term loans in an aggregate principal amount of $25.0 million (collectively, the Term Loans). Our ability to draw each tranche of the Term Loans is subject to the satisfaction of certain conditions applicable to each tranche as specified in the Credit Agreement. The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Closing Date (Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Closing Date, in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. A commitment fee of 75 basis points per annum will accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated. The Term Loans will be guaranteed by certain of our future subsidiaries. Our obligations under the Credit Agreement and the guarantee of such obligations are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the future guarantors.    The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without Oaktree's prior consent, as well as a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to (i) from the funding date of the tranche A-2 term loans until the funding date of the tranche B term loans, $20.0 million, and (ii) from the funding of the tranche B term loans until the Maturity Date, $15.0 million.

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
●certain regulatory actions that cause an ongoing delay in commercialization of ganaxolone and which could reasonably be expected to result in a material adverse effect;
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

For our Credit Agreement, we must satisfy certain conditions to be eligible to draw down the tranche B term loans of $30.0 million, the tranche C term loans of $25.0 million and the tranche D term loans of $25.0 million. With FDA approval of ganaxolone to treat CDD, the tranche B term loans of $30.0 million may be drawn by us on or before December 31, 2022, provided that we satisfy certain conditions described in the Credit Agreement. The tranche C term loans of $25.0 million may be drawn by us on or before June 30, 2023, provided that we satisfy certain conditions described in the Credit Agreement, including (i) the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million and (ii) either our current Phase 3 RAISE trial or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone being generally well tolerated, with a safety profile generally consistent with previous clinical trials. The tranche D term loans of $25.0 million may be drawn by us on or before December 31, 2023, provided that we satisfy certain conditions described in the Credit Agreement, including us earning an aggregate of at least $50 million in net product revenue in the United States for a trailing six consecutive months. If we are unable to satisfy those conditions, we would not be able to draw down the respective tranche of loans and may not be able to obtain alternative financing on commercially reasonable terms or at all.

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

We intend to expend our limited resources to pursue ganaxolone and may fail to capitalize on other technologies or any other future product candidates that may be more profitable or for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on commercializing ZTALMY and on research programs relating to ganaxolone, which concentrates the risk of product failure in the event ganaxolone proves to be ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities for other technologies or product candidates that later could prove to have greater commercial potential. We may be unable to capitalize on viable commercial products or profitable market opportunities as a result of our resource allocation decisions. Our spending on proprietary research and development programs relating to ganaxolone may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for ganaxolone, we may relinquish valuable rights to ganaxolone through collaboration, licensing or other commercial arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to ganaxolone.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to conducting preclinical and clinical development and regulatory activities for ganaxolone as well as commercialization preparation for ZTALMY. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to commercialize any product candidate. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing pharmaceutical products. Further, our budgeted expense levels are based in part on our expectations concerning the costs of commercialization of ZTALMY and on our research, preclinical development and clinical trials, which depend on the success of such activities, and our ability to effectively and efficiently conduct such research, preclinical development, clinical trials and our expectations related to our efforts to achieve FDA or foreign regulatory approval with respect to ganaxolone for additional indications. Our limited operating history and clinical trial experience make these costs difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs. Further, our manufacturing costs and operating expenses may increase significantly as we expand our operations and begin our commercial activities. Accordingly, a significant increase in costs could have an immediate and material adverse effect on our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2021, we had U.S. net operating loss, or NOL, carryforwards of approximately $303.3 million for U.S. federal income tax and approximately $253.0 million for state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $16.2 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Our U.S. NOL carryforwards begin to expire in 2023 if not utilized.

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

Risks Related to the Commercialization of ZTALMY and Other Future Product Candidates

We have no history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been largely focused on raising capital and developing ganaxolone in several indications, including undertaking preclinical studies and conducting clinical trials. We have only recently received FDA approval of ZTALMY, and as such we have not yet demonstrated our ability to successfully supply ZTALMY for ongoing commercial sale or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer history of successfully developing and commercializing drugs.

Even though we have obtained regulatory approval for ZTALMY in the U.S., we will still face extensive FDA regulatory requirements and may face regulatory difficulties.

Even though we have obtained regulatory approval in the U.S. for ZTALMY, the FDA and state regulatory authorities (and, if we obtain foreign regulatory approvals, comparable foreign regulatory authorities) may still impose significant restrictions on the indicated uses or marketing of ZTALMY, or impose ongoing requirements for potential costly post-approval studies or post-marketing surveillance. For example, as part of its approval of ZTALMY for the treatment of CDD, the FDA requires that we conduct the following additional studies:

●	2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2 in rats.

●	a 26-week carcinogenicity study of ganaxolone in transgenic mice.

●	a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats.

●	phase 1 renal and hepatic impairment studies and a thorough QTc study.

●	extractable/leachable study results on the container closure system.

●	a CNS distribution study with M47 metabolite, in rats.

●	in vitro studies to assess the drug interaction potential of M47 metabolite.

These additional studies will likely require us to undergo a costly and time-consuming development process. If we do not meet our obligations, the FDA may issue a non-compliance letter and may also consider ZTALMY to be misbranded and subject to potential enforcement action.

We are also subject to ongoing FDA requirements governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, patient registry, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of ganaxolone will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of ganaxolone, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on ganaxolone’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. We will also be subject to continued compliance with current good manufacturing practices (cGMP) and good clinical practices (GCP) requirements for any clinical trials that we conduct post-approval.

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

Advertising and promotion of ZTALMY will be heavily scrutinized by, among others, the FDA, the United States Department of Justice (DOJ), the Office of the Inspector General of the United States Department of Health and Human Services (HHS OIG), state attorneys general, members of Congress and the public. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and not described in the product’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use.  Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action, including enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. In addition, advertising and promotion of ganaxolone, if approved outside of the United States, will be heavily scrutinized by comparable foreign regulatory authorities.

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

Our commercial success depends upon attaining significant market access and acceptance of ZTALMY among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ganaxolone.

Even though ZTALMY received FDA approval for CDD, it may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of ZTALMY (and of any potential future products we commercialize) depends on a number of factors, including:

●	clinically and commercially viable product profile as supported by clinical trials;
●	efficacy and safety of ganaxolone, or ganaxolone administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;
●	clinical indications for which ganaxolone is approved;
●	acceptance by physicians and patients of ganaxolone as a safe and effective treatment;
●	potential and perceived advantages of ganaxolone over alternative treatments;
●	safety of ganaxolone seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;

●	prevalence and severity of any side effects and drug interactions, including any drug interactions with Epidiolex and other antiseizure medications;
●	product labeling or product insert requirements of the FDA or comparable foreign regulatory authorities;
●	restrictions in distribution and use due to controlled substance laws and regulations;
●	timing of market introduction of ganaxolone as well as competitive products;
●	cost of treatment in relation to alternative treatments;
●	availability of coverage and adequate reimbursement and pricing by government and private payers;
●	ability to manufacture commercial quantities of ZTALMY (or any future products) at a reasonable cost and with sufficient speed to meet commercial demand;
●	ability to obtain and maintain appropriate state licenses in the states in which we intend to sell ZTALMY (or any future products);
●	ability to successfully defend any challenges to our intellectual property relating to ZTALMY (or any future products);
●	relative convenience and ease of administration;
●	effectiveness of our sales and marketing strategy and efforts and effective use of promotional resources;
●	adequate commercial investment; and
●	stability and continuity of product supply chains.

If ZTALMY fails to achieve market acceptance among physicians, patients, government or private payers or others in the medical community, or the products or product candidates that are being administered with ganaxolone cause AEs, as the case may be, we may not be able to generate significant revenues, which would compromise our ability to become profitable. Many of these matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to successfully commercialize or generate revenue from ZTALMY (or any future products).

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to ganaxolone both for the treatment of CDD and for other indications, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing ganaxolone. Some of these competitive products and therapies are based on scientific approaches that are the same as, or similar to, our approach, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same GABAA neuroreceptor that we are targeting or that are testing product candidates in the same indications that we are testing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Ganaxolone is presently being developed as an antiepileptic therapeutic. There are a variety of marketed therapies available for these patients.

Specifically, there are more than 25 approved AEDs available in the United States and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by Lundbeck, UCB (including acquisition of Zogenix), Eisai, Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), SK Biopharmaceuticals and Sunovion Pharmaceuticals. In addition, there are several drugs in clinical development for the treatment of pediatric orphan epilepsy indications, including compounds being developed by Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), UCB (including acquisition of Zogenix) and Takeda.

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

If we are unable to differentiate ZTALMY from current and future products or existing methods of treatments, our ability to successfully commercialize ZTALMY would be adversely affected.

We initially intend to commercialize ZTALMY for the treatment of CDD and seek FDA approval for ganaxolone with respect to additional indications. Ganaxolone is the first product to receive regulatory approval for reduction of seizures specifically in patients with CDD.  Patients with CDD are generally on a number of anti-epileptic medications and physicians’ determining whether to prescribe ZTALMY to their CDD patients may add ZTALMY to existing regimens for patients or make changes in their patients’ current medications to introduce ZTALMY. If we are unable to achieve significant differentiation for ZTALMY against these other products and treatments or future treatments, including on the basis of efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement, the opportunity for ZTALMY to be commercialized successfully would be adversely affected.

ZTALMY is our first commercial product and our sales field force is currently being hired. If our sales and marketing capabilities to market and sell ganaxolone are not effective, we may be unable to generate any revenue.

ZTALMY is our first commercial product and we have hired experienced internal commercial leadership in our organization to support commercialization of ZTALMY, including sales, marketing, sales operations, and distribution of pharmaceutical products. We are in the process of hiring our first field sales force which we plan to have in place by the second quarter 2022. We are competing for sales talent with companies that have extensive, well-funded marketing and sales operations and successful products in the market. We have no track record commercializing products which may make it more difficult to attract and retain an effective sales field force. If we are unable to hire and maintain an effective field sales force for our first commercial launch, we may not be successful in generating revenue. Additionally, if our sales, marketing and distribution capabilities, are not adequate, we may not be able to generate product revenue and may not become profitable. Even if we are able to attract and retain an effective sales field force, we may be unable to compete successfully against more established companies.

Even if we are able to commercialize ganaxolone, it may not receive coverage and adequate reimbursement from third-party payers, which could harm our business.

Our ability to successfully commercialize ganaxolone will depend, in part, on the extent to which coverage and adequate reimbursement for ganaxolone will be available from government health administration authorities, including Medicaid, which we expect will be a significant portion of patients prescribed ZTALMY, private health insurers and other organizations. Government authorities and commercial third-party payers, such as private health insurers and health maintenance organizations, determine which medications they will cover, the process for making such decisions, and the reimbursement levels for those medications. Obtaining formulary coverage and favorable reimbursement levels for ZTALMY from government authorities or other third-party commercial payers is expected to be a time consuming and costly process, especially in the first year of regulatory approval. It is expected that we will be required to provide supporting clinical scientific and economic evidence in the form of cost-effectiveness and real-world data, outcomes beyond the data required to obtain marketing approval.  We may not be able to gain acceptance from government health authorities, third-party payers or employer sponsored plans and, even if we are able to do so, the timing and the consistency in payer formulary placement or utilization management may vary greatly from government health authorities, third-party payers and by employer sponsored plans.

A primary trend in the United States healthcare industry and elsewhere is budget predictability and cost containment. Government authorities and third-party payers have attempted to control costs by limiting access through utilization management controls, formulary placement and reimbursement amounts for particular medications and procedures. Increasingly, third-party payers are requiring that drug companies provide them with predetermined utilization discounts from list prices and are challenging the prices charged for drugs. Third-party payers or PMBs may also seek additional clinical and economic evidence, beyond the data required to obtain marketing approval, which may include demonstrating clinical benefits and value in specific patient populations before covering ganaxolone for those patients. We cannot be sure that formulary placement, coverage and adequate reimbursement will be available for ganaxolone and, if such is available, what hurdles may be put in place for prescribing physicians to navigate. Coverage and reimbursement may impact physician or institutional demand for ganaxolone, and that demand may vary by region or by payer segment. If coverage and reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize ganaxolone.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on formulary coverage or reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs will be reduced by mandatory discounts or rebates required by Medicaid government healthcare programs and may be reduced by private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payers and PBMs often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Our inability to obtain coverage and favorable reimbursement rates from both government-funded and private payers for ZTALMY could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

If the market opportunities for ZTALMY in CDD and other indications for which we obtain regulatory approval, if any, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development on therapeutics to treat patients suffering from seizure disorders. Our projections of both the number of people who have these disorders, as well as the subset of people with these diseases who have the potential to benefit from treatment with ganaxolone, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these disorders. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ganaxolone, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.  ZTALMY has received regulatory approval in the U.S. for CDD and our estimates of the market for ZTALMY in CDD may be incorrect. Our ability to obtain market information is limited since ZTALMY is the first drug to be approved specifically for use in seizures associated with CDD and the ICD10 code for CDD was established in 2020, and there is limited market data available for CDD.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of ganaxolone or other future product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of ganaxolone by us or our investigators in human clinical trials and will face an even greater risk now that ZTALMY has received FDA approval and we enter the commercial market. Product liability claims may be brought against us by patients enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling ganaxolone. If we cannot successfully defend ourselves against claims that ganaxolone caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

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

We currently have product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of ZTALMY, but we may be unable to obtain commercially reasonable limits for product liability insurance. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could have a material adverse effect on our business and financial condition.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, it could reduce our sales of those products or product candidates.

In the United States, after an NDA is approved, the product generally becomes a “listed drug” which can, in turn, be relied upon by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create generic, non-infringing versions of a drug to facilitate the approval of an ANDA. These manufacturers might show that their product has the same active ingredients, dosage form, strength, route of administration, conditions of use, and labeling as our product candidate and might conduct a relatively inexpensive study to demonstrate that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product. These generic equivalents would be significantly less costly than ours to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in several indications and will require significant capital resources and years of additional clinical development effort.

We have only recently received FDA approval of ZTALMY in CDD, and we continue to develop ganaxolone in several additional indications in oral and IV formulations. As a result, our business is dependent on our ability to successfully complete clinical development, scale-up manufacturing, obtain regulatory approval, and, if approved, commercialize ganaxolone in a timely manner. We can begin to commercialize ZTALMY in CDD once we receive our scheduling designation under the CSA, but we cannot commercialize ganaxolone in the United States in any other indication without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. In October 2020, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included in the NDA submission for CDD. We have determined that M2 has no functional activity on GABA receptors and have concluded that M2 does not contribute to the pharmacological activity associated with ganaxolone administration.  The results of the activity assay were included in the July 2021 NDA submission for CDD, as required. Additionally, a dose range finding study in rats and an in vivo micronucleus with comet analysis for the detection of genotoxicity have been conducted, with the results from the verified draft study report showing no genotoxicity found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. The final study report is expected by the end of the second quarter of 2022. Results from additional preclinical studies are required to the FDA as post-marketing requirement(s). These include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats; phase 1 renal and hepatic impairment studies and a thorough QTc study; extractable/leachable study results on the container closure system; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. There is a risk that these studies may have negative findings. We plan to complete the required FDA studies within the required FDA timeframe. In the EU, if additional studies are needed, these are usually required before or during MAA review.

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

We have recently reported data from the CALM trial evaluating safety and efficacy of adjunctive oral ganaxolone treatment in patients with TSC. The primary endpoint showed median 16.6% reduction in 28-day primary endpoint seizure frequency relative to the four-week baseline period. In addition, data from the Phase 2 TSC trial suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. We have adjusted the titration schedule in the Phase 3 TSC trial with a goal of improving tolerability. Undesirable side effects, including those resulting from drug interactions with Epidiolex and other antiseizure medications, could delay clinical trials and result in the FDA or other regulatory authorities requiring us to conduct additional studies or trials for our product candidate either prior or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies, or it may object to elements of our clinical development program. There is also a risk that the Phase 3 clinical trial of ganaxolone in TSC will generate data that is not sufficient to support regulatory approvals for this indication.

Even if ganaxolone were to obtain approval from the FDA and comparable foreign regulatory authorities for TSC, RSE, or any other indication under development, any approval might contain significant limitations, such as restrictions as to specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval trial or risk management requirements. If we are unable to obtain regulatory approval for ganaxolone in these additional indications in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other indications for ganaxolone or any other product candidate that we may in-license, develop or acquire in the future. Furthermore, even with regulatory approval for ganaxolone, we will still need to develop a commercial organization, establish commercially viable pricing and obtain adequate reimbursement from third-party and government payers. If we are unable to successfully commercialize ganaxolone, we may not be able to earn sufficient revenue to continue our business.

We are conducting clinical development activities for ganaxolone across multiple indications, and such clinical development activities may not produce favorable results, which could adversely impact our ability to achieve regulatory approval for ganaxolone in such indications.

We are conducting clinical development activities for ganaxolone across multiple indications. Success in preclinical studies and early clinical trials in one indication does not ensure that later clinical trials in such indication or other indications will generate adequate data to demonstrate the efficacy and safety of ganaxolone in one or more indications. Furthermore, unfavorable clinical trial results in one ganaxolone indication may adversely impact our ability to continue to develop such indication or other ganaxolone indications. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier studies and clinical trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 clinical trial in adjunctive treatment of adults with focal onset seizures, ganaxolone failed to show a similar statistically significant separation in a Phase 3 clinical trial for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in RSE and pediatric orphan genetic epilepsy indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone in those indications may be adversely impacted. Further, even if we believe the data collected from our clinical trials of ganaxolone are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

Ganaxolone may cause undesirable side effects or have other properties, such as abuse potential, that could delay or prevent its regulatory approval in indications under clinical development, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by ganaxolone could cause us, an institutional review board (IRB), or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. To date, a total of 1,930 patients have received at least one dose of ganaxolone across the 46 completed trials. This includes 447 patients in Phase 1 and 1,483 patients in Phase 2/3 trials. In addition, 77 patients were administered the IV formulation and 16 patients received both the IV and oral formulations. Although ganaxolone has generally been well-tolerated by patients in our clinical trials to date, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the CNS were categorized as severe as compared to side effects of other body systems. There has been one case of hepatic failure resulting in death in a pediatric patient receiving ganaxolone, which the study investigator assessed as unrelated to the medication.

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

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. In October 2020, the FDA communicated that the characterization of the activity of the M2 metabolite would need to be included in the NDA submission for CDD. We have determined that M2 has no functional activity on GABA receptors and have concluded that M2 does not contribute to the pharmacological activity associated with ganaxolone administration.  The results of the activity assay were included in the July 2021 NDA submission for CDD, as required. Additionally, a dose range finding study in rats and an in vivo micronucleus with comet analysis for the detection of genotoxicity have been conducted, with the results from the verified draft study report showing no genotoxicity found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. The final study report is expected by the end of the second quarter of 2022. Results from additional preclinical studies are required to the FDA as post-marketing requirement(s). These include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats; phase 1 renal and hepatic impairment studies and a thorough QTc study; extractable/leachable study results on the container closure system; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. There is a risk that these studies may have negative findings. We plan to complete the required FDA studies within the required FDA timeframe. In the EU, if additional studies are needed, these are usually required before or during MAA review.

If we or others identify undesirable side effects caused by ganaxolone after receiving marketing approval, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of ganaxolone.

The FDA has recommended scheduling of ganaxolone as a controlled substance based on the abuse liability assessment conducted for the NDA submission. As such, the U.S. Drug Enforcement Administration (DEA) will need to determine the controlled substance schedule of the product, taking into account the recommendation of the FDA. DEA scheduling would be expected to occur within 90 days of the date of approval and will delay our ability to market ganaxolone until determined. As a controlled substance, the manufacture, import, export, distribution, storage, sale, dispensing, prescribing, and use will be subject to a significant degree of additional regulation by the DEA as well as state regulatory authorities. The restrictive nature of these regulations could also limit commercialization and market acceptance of ganaxolone.

The therapeutic efficacy and safety of ganaxolone in indications other than CDD have not been established by regulatory authorities, and we may not be able to successfully develop and commercialize ganaxolone in the other indications under clinical development in the future.

Our ability to generate revenue from ganaxolone in other indications we have under clinical development such as RSE and TSC will depend on our successful development and commercialization after regulatory approval in those indications, which is subject to many potential risks and may not occur. Ganaxolone may interact with human biological systems in unforeseen, ineffective or harmful ways. If ganaxolone is associated with undesirable side effects or has characteristics that are unexpected in these indications, we may need to limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that are approved in one indication fail to achieve regulatory approvals in additional indications. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop ganaxolone in additional indications, which would significantly decrease the commercial potential of ganaxolone overall.

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

We have received orphan drug designation in the United States for treating Infantile Spasms, SE, CDD, TSC and PCDH19-RE with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications. Orphan drug exclusivity for a product candidate may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain or maintain an orphan drug designation for any indication of ganaxolone that we may develop, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of ganaxolone to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

In order to market and sell our products in the EU and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, many countries outside the United States require that a product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. By way of example, we submitted an MAA for ganaxolone in CDD to the EMA on October 11, 2021 and expect the CHMP’s opinion on the MAA by the end of 2022. The CHMP may not approve our MAA for ganaxolone in CDD even though we have received FDA approval for CDD in the United States. If we are unable to obtain approval of ganaxolone by regulatory authorities in the EU or another country or jurisdiction, the commercial prospects of ganaxolone may be significantly diminished and our business prospects could decline.

ZTALMY is expected to be regulated as a controlled substance, the making, use, sale, importation, exportation, and distribution of which is subject to significant regulation by the DEA and other regulatory agencies.

The FDA and HHS have recommended controlled substance scheduling for ganaxolone.  The DEA will need to determine the controlled substance schedule taking into account the recommendation of the FDA and HHS. While we believe, based on our assessment of the abuse-related preclinical and clinical data on ganaxolone and its mechanism of action, ZTALMY to be a Schedule IV drug, the DEA will make the final determination as to the scheduling. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. If ganaxolone is determined to be a controlled substance, the manufacturing, shipping, distribution, import, export, packaging, storing, prescribing, dispensing, selling and use of ganaxolone will be subject to additional regulations, including under the CSA and DEA regulations. Regulations associated with controlled substances also govern production and procurement quotas, recordkeeping, reporting, handling, and disposal. Additionally, if ganaxolone is determined to be a controlled substance, facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing ganaxolone must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years.  The DEA, and some states, also conduct periodic inspections of registered establishments that handle controlled substances. These regulations increase the personnel needs and the expense associated with commercialization of products.  Because of their restrictive nature, these laws and regulations could also limit commercialization of ganaxolone. Failure to comply with these laws and regulations could also result in loss of DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences.

Various states also independently regulate controlled substances. Though state controlled substances laws often mirror federal law, because states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be a rulemaking or a legislative action. State scheduling may delay commercial sale of ganaxolone and adverse scheduling could impair the commercial attractiveness of ganaxolone. Many states require separate state registrations in order to be able to obtain, manufacture, handle, distribute and dispense controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual terms and/or regulatory requirements or meet expected timelines, our development plans may be adversely affected and we may not be able to commercialize ganaxolone for CDD or obtain regulatory approval for ganaxolone in other indications.

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

For example, we recently had a product supply interruption in our IV ganaxolone clinical supplies. After routine monitoring of stability batches of clinical supply material, it became necessary to reduce the shelf life to less than the anticipated 24-months to meet product stability testing and specifications. We are working with our third-party manufacturers to resupply clinical trial material so that we can restart our RAISE trial. We are also working with our third-party manufacturers to implement improvements in the IV formulation with a goal of achieving a 24-month shelf life for our IV formulation, including changing the buffer in our IV formulation to increase stability of the formulation. We are highly dependent on our third-party manufacturers to resupply IV ganaxolone to restart the RAISE trial and to manufacture new supplies of IV ganaxolone. We do not control our third-party manufacturers and there is a risk that they could take longer than expected to resupply IV ganaxolone or to reformulate ganaxolone as planned.

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

We have multiple ganaxolone drug products in development, and until such products are approved by regulatory authorities, there remains the risk that the drug product quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies, and product approvals.

We currently have multiple ganaxolone drug products in clinical development, including an oral suspension, IV solution and a new formulation we are preparing for Phase 1 clinical trials. We anticipate this formulation will be in a Phase 1 trial in the second quarter of 2022. While we strive to develop a full understanding of manufacturing processes used, as well as the resultant product quality attributes, there is a risk that problems may arise over the course of development which could render a given drug product non-viable. Such problems could relate to manufacturing reproducibility, scale-up challenges, drug product chemical or physical stability issues. Related quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies and product approvals. Such quality requirements can include physical and chemical attributes of the drug product, stability and shelf life, microbial and other contamination, including adverse impact of drug product packaging and administration devices. These problems could result in unacceptable manufacturing economics, or direct concerns related to drug product safety or efficacy.

Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials. We have no experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone drug substance and drug products as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing and supply of ganaxolone could be delayed.

We do not own or operate facilities for the manufacture of ganaxolone. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on CMOs for the manufacture of ganaxolone APIs and other CMOs for the production of ganaxolone drug products, including capsules, liquid oral suspension and IV solution, and we plan to rely on CMOs for the manufacture of ganaxolone for commercial use. To meet our projected needs for preclinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for ganaxolone. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-

party manufacturing sources on commercially reasonable terms, in a timely manner or at all, we may not be able to complete development of ganaxolone, or market or distribute ganaxolone.

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

Ganaxolone drug substance is manufactured by a CMO in Taiwan, and key starting materials, including the regulatory starting material (RSM) are sourced from China. While the FDA has accepted our RSM, the EMA may ultimately not accept the RSM, which could result in a significant delay to EU approvals. In addition, the current drug substance supply chain sourcing API supply from China and Taiwan is subject to the geopolitical environment, which is difficult to predict and may become less stable, which may put our API supply from that region at risk.

We will depend on Orion for the commercialization of ganaxolone in Europe, and if they terminate the Orion Collaboration Agreement, we would not have a European commercial presence.

On July 30, 2021, we entered into the Orion Collaboration Agreement whereby Orion received exclusive rights to commercialize ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, TSC and RSE, if and when approved. The timing and amount of any milestone and royalty payments we receive under this agreement will depend in part on Orion’s efforts. We will also depend on Orion to comply with all applicable laws relative to the commercialization of ganaxolone in Europe. We do not control the individual efforts of Orion, and any failure by Orion to devote sufficient time and effort to the commercialization of ganaxolone could have a material adverse impact on our financial results and operations, such as a failure by Orion to meet its obligations to us, including future milestone and royalty payments. In addition, if Orion were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Orion Collaboration Agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the commercialization of ganaxolone in Europe. If we breach our obligations under the Orion Collaboration Agreement and are unable to cure such breach, Orion may terminate the agreement and retain all rights to commercialize ganaxolone in Europe with no obligation to make any additional milestone or royalty payments.

We agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study were positive, based on the criteria set forth in the study’s protocol, Orion would have had the right to terminate the Orion Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we would have been required to refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion would have had no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Orion Collaboration Agreement would have terminated and been of no further force or effect. In February 2022, the verified draft study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As such, but subject to confirmation of such results in the final study report by the end of the second quarter of 2022, we will not be required to refund Orion any of the upfront fee and Orion will not have a right to terminate the Orion Collaboration Agreement as a result of the study’s findings.

Government funding for certain aspects of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

In September 2020, we entered into the BARDA Contract with BARDA (Biomedical Advanced Research and Development Authority), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV administered ganaxolone for the treatment of RSE. The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide up to approximately $21 million of funding for the Phase 3 RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

In the United States, there have been and continue to be a number of legislative and regulatory changes and proposed changes to contain healthcare costs. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by eligible beneficiaries and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In recent years, Congress has considered reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare & Medicaid Services (CMS) also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for ganaxolone, if approved, or additional pricing pressures.

The Patient Protection and Affordable Care Act is intended to reduce the cost of, improve the quality of, and expand access to healthcare, among other things. Among other things, the Affordable Care Act expanded manufacturers’ Medicaid rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price (AMP) to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100.0% of AMP. The Affordable Care Act and subsequent legislation also changed the definition of AMP (which cap is set to be lifted on January 1, 2024). Furthermore, the Affordable Care Act imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible, but the nature and extent of such potential changes or challenges are uncertain at this time. The implications of the Affordable Care Act, and efforts to modify or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, and the political uncertainty surrounding any efforts to further reform health care for our business and financial condition, if any, are not clear. We will continue to evaluate the effect that the Affordable Care Act as well as its possible modification or invalidation and other healthcare reform measures, has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 2022). The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and commercialization of ganaxolone, these laws may result in reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

In addition, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of ganaxolone may be.

In the United States, the EU and other potentially significant markets for ganaxolone, there has been increasing legislative, regulatory, and enforcement interest with respect to drug pricing practices. There have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including by requiring pharmaceutical manufacturers to report to state agencies when they introduce new drugs to market with prices over a certain threshold, or when they increase the price of a drug over a certain threshold. Government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

We expect to participate in the Medicaid Drug Rebate Program and if we fail to comply with our reporting and payment obligations under that program or other governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We expect to participate in the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of single-source and innovator multiple-source products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions subject to certain exclusions. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value-based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise AMP and Best Price exclusions with respect to manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of PBM “accumulator” programs (beginning in 2023). Our failure to comply with the aforementioned price reporting and rebate payment obligations could negatively impact our financial results. In addition, statutory and regulatory changes or other agency action regarding the Medicaid Drug Rebate Program could negatively affect our financial results or expand our rebate liability. For example, Congress could enact legislation that would extend rebates under the Medicaid Drug Rebate Program to all Children’s Health Insurance Program or CHIP utilization.

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

HRSA issued a final regulation, effective January 1, 2019, regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. HRSA also has implemented a ceiling price reporting requirement, pursuant to which manufacturers must report the 340B ceiling prices for their covered outpatient drugs to HRSA on a quarterly basis. HRSA then publishes those prices to 340B covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, including claims that a manufacturer has limited the covered entity’s ability to purchase covered outpatient drugs at or below the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts, including claims that an individual does not qualify as a patient for 340B Program purposes and claims that a covered entity is not eligible for the 340B Program. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. In addition, changes to legislation, regulations, or guidance could modify 340B program compliance or expand discount liability.

Federal law also requires that a company report average sales price information each quarter to CMS for certain categories of drugs that are payable under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. Congress further could enact a Medicare Part B inflation rebate, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation.

In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program.  Under either program, civil monetary penalties could be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due. Congress further could enact a Medicare Part D inflation rebate, under which manufacturers would owe additional rebates if the average manufacturer price of a drug were to increase faster than the pace of inflation.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by the manufacturer, governmental or regulatory agencies, and the courts. Such interpretation can change and evolve over time. In the case of Medicaid pricing data, if a manufacturer becomes aware that its reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, the manufacturer is obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which a manufacturer is required to offer its products under the 340B program. Retroactive Medicaid rebates and 340B program refunds could become due as a result of these restatements.

In addition, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for significant civil monetary penalties per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis also could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. And if we are found to have knowingly misclassified a drug (i.e., by knowingly classifying it as a generic drug for Medicaid Drug Rebate Program purposes, which are subject to lower rebates, instead of a single-source or innovator multiple-source drug), we could be subject to civil monetary penalties no greater than two times the difference between the rebates we should have paid and the rebates we actually paid, which penalties are in addition to the penalties discussed previously. Such failures also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we would be participating in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Civil monetary penalties can also be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. A covered entity or association representing covered entities can also bring claims against us through HRSA’s 340B ADR process. HRSA could terminate our 340B program Pharmaceutical Pricing Agreement for good cause, which would cause our Medicaid National Drug Rebate Agreement to be terminated, rendering federal funds for our covered outpatient drugs unavailable under Medicaid and Medicare Part B.  Finally, we note again that civil monetary penalties could apply if a manufacturer fails to provide discounts under the Medicare Part D coverage gap discount program in the amount of 125 percent of the discount that was due.

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
●	other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
●	the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payers, and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program, to report annually to CMS information related to payments and other transfers of value to physicians, and teaching hospitals, and starting in 2022 certain other health care professionals, and ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, as well as other state laws and regulations governing pharmaceutical manufacturers; and
●	state and foreign laws and regulations govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

HIPAA imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a specified service on behalf of a covered entity. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, numerous other federal and state laws and regulations govern privacy and security, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws

(e.g., Section 5 of the FTC Act, and the California Consumer Privacy Act (CCPA), many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.

Furthermore, states are constantly adopting new laws or amending existing laws relating to the data privacy and security and consumer protection, requiring attention to frequently changing regulatory requirements. For example, in California, the CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available.

The Federal Trade Commission (FTC) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

In addition, the EU’s legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (GDPR), which imposes penalties up to 4% of annual global turnover for breaches of related obligations.

In the event we enroll patients in our ongoing or future clinical trials in the European Economic Area (EEA), we will be subject to the additional privacy restrictions imposed by the GDPR, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the EEA as governed by the GDPR and the related national data protection laws of the individual EEA countries. The GDPR imposes several requirements on companies that process personal data, with especially strict rules on the transfer of personal data out of the EEA, including to the U.S, and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the individual EEA countries. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EEA activities. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the United Kingdom. The European Commission has adopted an Adequacy Decision concerning the level of data protection in the United Kingdom. Personal data may now flow freely from the EEA to the United Kingdom, however, the European Commission may suspend the Adequacy Decision if it considers that the United Kingdom no longer provides for an adequate level of data protection.

Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of incidents, including breaches, that could affect our operations or compromise our business information or sensitive personal information, including health data. With the ever-changing threat landscape, and while we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions, fines, or private lawsuits.

In addition, our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield to be an invalid data transfer mechanism and confirmed that the Model Clauses remain valid and in June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. This Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses (SCCs), the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA. Compliance with data transfer obligations involves documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data.

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

In September 2020, Ovid Therapeutics, Inc. (Ovid) contacted us and disclosed that it owns a U.S. issued patent that includes claims that encompass our product candidates for the treatment of CDD. We entered into an exclusive license agreement with Ovid for their patents that include claims that encompass ganaxolone for the treatment of CDD in the United States of America, the EEA, the United Kingdom and Switzerland (including their respective territories).

We are also aware of a pending patent application by Ovid in the same patent family that includes claims that encompass our product candidate for the treatment of SE. This pending patent application is in the early stages of examination at the USPTO. It is possible that this pending patent application may issue as a patent with claims that encompass our product candidate for the treatment of SE, in which case, if we do not license these patents and we receive FDA approval to market ganaxolone in SE, we would be subject to the risk that Ovid may file a lawsuit against us alleging infringement on any such patent that was issued.

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

Risks Related to our Business Operations and Ownership of our Common Stock

The COVID-19 pandemic could continue to adversely affect our business and our ability to conduct and complete clinical trials.

The continued global spread of COVID-19, including the Omicron variant, has impacted our clinical operations and timelines. For example, our Phase 3 RAISE trial is conducted in hospitals, including intensive care units and academic medical centers, which have experienced high rates of COVID-19 admissions. Several academic medical centers and intensive care units participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and our recent interruption in drug supply as described above, we now expect our top-line data readout for the RAISE trial to be available in the second half of 2023. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

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

The global spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. The potential exists for the continued spread of COVID-19 to cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition.

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

As of December 31, 2021, we had 113 full-time and no part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

●	growing our commercial operations;
●	managing our clinical trials effectively;
●	identifying, recruiting, maintaining, motivating and integrating additional employees;
●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
●	improving our managerial, development, operational and finance systems; and
●	expanding our facilities.

As our operations expand, we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize ZTALMY and, if approved, ganaxolone in other indications we are currently developing, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or those of any business partners.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from, among other things, computer viruses, unauthorized access, natural disasters, fire, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, loss of funds or information from phishing or other fraudulent schemes, or attachments to emails. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such an event could cause interruption of our operations or loss of our funds and have a negative financial consequence on our business. In addition, our systems safeguard important confidential personal data regarding patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of data relating to completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and cause us to incur significant additional costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, misappropriation of funds to unintended recipients, or inappropriate disclosure of confidential, proprietary or personal information, we could incur material legal claims and liabilities and damage to our reputation and the further development of ganaxolone could be delayed. Additionally, breach remediation costs may be significant.

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 46.8% of our voting stock. Upon conversion of all our outstanding convertible preferred stock, as of December 31, 2021, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 48.1% of our voting stock. This concentration of ownership could harm the market price of our common stock by delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might negatively affect the prevailing market price for our common stock.

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

Holders of Record

As of March 18, 2022, there were approximately 15 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved

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

Overview

We are a pharmaceutical company focused on the development and commercialization of products for patients suffering from rare genetic epilepsies and other seizure disorders. On March 18, 2022, the U.S Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension for the treatment of seizures associated with cyclin-dependent kinase-like 5 (CDKL5) deficiency disorder (CDD) in patients 2 years of age and older. This is our first FDA-approved product which we plan to commercialize in the United States. We also plan to continue to develop ganaxolone for other rare genetic epilepsies and for a number of additional indications including seizure disorders. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures associated with CDD is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the Central Nervous System (CNS). Ganaxolone is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. At December 31, 2021, we had cash and cash equivalents of $122.9 million. We have no products currently available for sale, have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $98.8 million for the year ended December 31, 2021. Our accumulated deficit as of December 31, 2021 was $410.7 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue to advance our clinical-stage product candidate, ganaxolone.

We anticipate that our expenses will increase substantially as we:

●	conduct multiple later stage clinical trials in targeted indications;
●	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;
●	establish and implement sales, marketing and distribution capabilities to commercialize ganaxolone;
●	conduct other preclinical studies and clinical trials to support the filing of NDAs with the FDA, marketing authorization applications (MAAs) with the European Medicines Agency (EMA) and other marketing authorization filings with regulatory agencies in other countries;
●	acquire the rights to other product candidates and fund their development;

●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, manufacturing, scientific and commercial personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts.

We had cash and cash equivalents of $122.9 million at December 31, 2021.  We believe that our existing cash and cash equivalents on hand as of December 31, 2021, including the previously received $22 million contingent refundable upfront fee, will be sufficient to fund our operating expenses, capital expenditure requirements, and maintain the minimum cash balance required under our debt facility into the fourth quarter of 2022. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources, such as our Priority Review Voucher, in order to carry out all of our planned research and development activities with respect to ganaxolone.

COVID-19

The continued global spread of COVID-19, including the Omicron variant, has impacted our clinical operations and timelines. For example, our Phase 3 trial, the Randomized Therapy In Status Epilepticus Trial (RAISE trial), a pivotal Phase 3 trial in refractory status epilepticus (RSE) patients, is conducted in hospitals, including intensive care units and academic medical centers, which have experienced high rates of COVID-19 admissions. Several academic medical centers and intensive care units participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and our recent interruption in drug supply, we now expect our top-line data readout for the RAISE trial to be available in the second half of 2023. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

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

Financial Overview

Federal Contract Revenue

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of RSE. The BARDA Contract provides for funding to include support, on a cost-sharing basis, for completion of the RAISE trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities.

The BARDA Contract consists of an approximately two-year base period-during which BARDA will provide approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred. We expect federal contract revenue to increase as the costs associated with our RAISE trial increase.

License and Collaboration Revenue

In July 2021, we entered into a collaboration agreement (Orion Collaboration Agreement) with Orion Corporation (Orion). Under the terms of the Orion Collaboration Agreement, we granted Orion an exclusive, royalty-bearing, sublicensable license to certain our intellectual property rights with respect to commercializing biopharmaceutical products incorporating ganaxolone (Licensed Products) in the European Economic Area, the United Kingdom and Switzerland (collectively, the Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (Field), initially in the indications of CDD, tuberous sclerosis complex (TSC) and RSE.

Under the terms of the Orion Collaboration Agreement, we received a €25.0 million ($29.6 million) upfront payment from Orion in July 2021. In connection with the upfront fee, we agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study were positive, based on the criteria set forth in the study’s protocol, Orion would have had the right to terminate the Orion Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we would have been required to refund Orion seventy-five percent (75%) of the upfront fee. In February 2022, the verified draft study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As such, but subject to confirmation of such results in the final study report expected by the end of the second quarter of 2022, we will not be required to refund Orion any of the upfront fee and Orion will not have a right to terminate the Orion Collaboration Agreement as a result of the study’s findings.

We are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements. Also, as part of the overall arrangement, we have agreed to supply the Licensed Products to Orion at an agreed upon price.

We identified the following commitments under the arrangement: (i) exclusive rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (License); (ii) development and regulatory activities (Development and Regulatory Activities); and (iii) requirement to supply Orion with the Licensed Product at an agreed upon price (Supply of Licensed Product). We determined that these three commitments represent distinct performance obligations for purposes of recognizing revenue and will recognize license and collaboration revenue or a reduction of expense as we fulfill each performance obligation.

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

We have and will incur substantial costs beyond our present and planned clinical trials in order to file an NDA and Supplemental New Drug Applications (NDAs), or an MAA outside the US, for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further clinical trials and other studies will depend in large part on the outcome of preceding studies and trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval. We may never succeed in achieving regulatory approval for ganaxolone. The duration, costs and timing of clinical trials and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent review, consulting and accounting services. General and administrative expenses are expensed when incurred. We expect that our general and administrative expenses will increase in the future as a result of employee hiring and our scaling-up of operations commensurate with supporting more advanced clinical trials and for commercial infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, outside consultants, and legal counsel and accountants, among other expenses.

Cost of collaboration revenue

Cost of collaboration revenue represents a one-time fee paid to Purdue Neuroscience Company related to our license agreement. This fee was paid in conjunction with the Orion Collaboration Agreement.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent and investment balances.

Interest Expense

Interest expense consists of interest expense and amortization of debt discount related to our Notes Payable.

Other Income (Expense)

Other income and expense consists principally of gains or losses on disposal of fixed assets held for sale, foreign currency translation, and fair value adjustments.

Results of Operations

Federal contract revenue

We recognized $6.4 million and $1.7 million in federal contract revenue in the years ended December 31, 2021 and 2020 respectively, as a result of the BARDA Contract.

License Revenue

License revenue was $9.0 million in the year ended December 31, 2021 as a result of recognizing a portion of the Orion upfront payment not subject to certain return provisions based on results of additional pre-clinical testing as defined within the agreement. We did not recognize any license revenue in the year ended December 31, 2020.

Research and Development Expenses

We allocate direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing or purchasing clinical trial materials, to specific product development programs. We do not allocate employee and contractor-related costs, costs associated with our facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below shows our research and development expenses incurred with respect to each active program, in thousands. The primary drivers of our research and development expenditures are currently in our product development programs in RSE, CDD, TSC and PCDH19-Related Epilepsy (PCDH19-RE). We expect our research and development expenses for ganaxolone will continue to increase during subsequent periods. We did not allocate research and development expenses to any other specific product development programs during the periods presented (in thousands):

	Year Ended
	December 31,
	2021	2020
CDKL5 deficiency disorder (1)	$8,116	$6,482
PCDH19-related epilepsy (2)	2,638	3,072
Tuberous Sclerosis (3)	3,816	913
Drug Development - Suspension (4)	5,854	5,215
Oral Indications Subtotal	20,424	15,682

Status epilepticus	5,098	4,054
Drug Development - IV	6,611	3,888
IV Indications Subtotal (5)	11,709	7,942

Other research and development (6)	11,000	6,666
Indirect research and development (7)	30,387	20,816
Total	$73,520	$51,106

Note: Certain prior year expenses have been reclassified to conform to current year presentation.

(1)	The increase in the year ended December 31, 2021 compared to 2020 was due primarily to an increase in regulatory and statistical analysis expenses associated with our NDA filing, partially offset by reduced clinical trial activity as 2020 costs associated with our Phase 3 Marigold study exceeded 2021 costs associated with our on-going open label extension
(2)	The decrease in the year ended December 31, 2021 compared to 2020 was due primarily to 2020 including more active clinical development work associated with our Phase 2 Violet study and 2021 including more limited costs associated with our on-going open label extension.

(3)	The increase in the year ended December 31, 2021 compared to 2020 was due primarily to increased trial activity in 2021 from the Phase 2 TSC trial and start-up activities for the Phase 3 TSC trial, as compared to more limited Phase 2 start-up activities, including enrollment, in 2020.
(4)	The increase in the year ended December 31, 2021 compared to 2020 was the result of increased manufacturing costs associated with scale up for the NDA submission and preparation for commercialization.
(5)	The increase in the year ended December 31, 2021 compared to 2020 was due primarily to start-up activities, including drug manufacturing, associated with the on-going Phase 3 RAISE trial and planned Phase 2 established status epilepticus (ESE) clinical trial.
(6)	Other research and development expenses include external expenses associated with preclinical and clinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies, and other professional fees, as well as a reduction in expense related to our Development and Regulatory Activities obligation under the Orion Collaboration Agreement. The increase in the year ended December 31, 2021 was due primarily to safety studies.
(7)	The increase is related to increased personnel costs in support of our increased activity in preclinical, clinical, and manufacturing activities including increased noncash stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased to $37.3 million for the year ended December 31, 2021 compared to $18.5 million for the year ended December 31, 2020. The primary drivers of the increase were $6.5 million in increased personnel costs, $4.7 million in increased noncash stock-based compensation, $4.9 million in increased commercialization preparation, $1.1 million contract acquisition costs related to the Orion Collaboration Agreement, $0.6 million in increased legal fees and $1.0 million of other administrative expenses. Of the increased noncash stock-based compensation, $2.1 million was due to modifications of stock options recorded in the first quarter of 2021 in connection with a severance agreement with our former Chief Financial Officer.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $98.8 million for the year ended December 31, 2021. Our cash used in operating activities was $55.5 million for year ended December 31, 2021 compared to $60.9 million for the year ended December 31, 2020. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt. At December 31, 2021, we had cash and cash equivalents of $122.9 million.

We believe that our existing cash and cash equivalents on hand as of December 31, 2021, including the previously received $22 million contingent refundable upfront fee received in connection with the Orion Agreement, will be sufficient to fund our operating expenses, capital expenditure requirements, and maintain the minimum cash balance required under our debt facility into the fourth quarter of 2022. As a result, there is substantial doubt about our ability to continue as a going concern through the one-year period from the date of filing of this 10-K. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources, such as our Priority Review Voucher, in order to carry out all of our planned commercialization and research and development activities with respect to ganaxolone.

European Commercialization Agreement

On July 30, 2021, we entered into the Orion Collaboration Agreement, whereby Orion received exclusive rights to commercialize the oral and IV dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, TSC and RSE. Under the agreement, we received a €25 million ($29.6 million) upfront fee and are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double digits to the high teens for the oral programs and the low double-digits to the low twenties for the IV programs. In connection with the upfront fee, we agreed to provide Orion with the results of an ongoing genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study were positive, based on the criteria set forth in the study’s protocol, Orion would have had the right to terminate the Orion Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we would have been required to refund Orion seventy-five percent (75%) of the upfront fee. In February 2022, the verified draft study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As such, but subject to confirmation of such results in the final study report expected by the end of the second quarter of 2022, we will not be required to refund Orion any of the upfront fee and Orion will not have a right to terminate the Orion Collaboration Agreement as a result of the study’s findings.

Oaktree Credit Agreement

On May 11, 2021 (Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million available to us in five tranches (collectively, the Term Loans):

●	$15.0 million of tranche A-1 term loans advanced on the Closing Date.
●	Through December 31, 2021, $30.0 million of tranche A-2 term loans subject to written acceptance by the FDA of an NDA filing relating to the use of ganaxolone in the treatment of CDD. This $30.0 million tranche was drawn in September 2021 after formal acceptance of the NDA filing.
●	Through December 31, 2022, $30.0 million of tranche B term loans have become available for draw as a result of FDA approval of ZTALMY for CDD in March 2022 (FDA Approval).
●	Through June 30, 2023, $25.0 million of tranche C term loans subject to the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million. In addition, the availability of this tranche is subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.
●	Through December 31, 2023, $25 million of tranche D term loans subject us earning an aggregate of at least $50 million in net product revenue in the United States for a trailing six consecutive months.

The Term Loans will bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Closing Date (Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Closing Date in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. A commitment fee of 75 basis points per annum will accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated.

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

The BARDA Contract consists of an approximately two-year base period during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

Equity Financings

In connection with the closing of an equity financing in December 2020, we issued a total of 5,000,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $64.8 million.

In connection with the closing of an equity financing in June 2020, we issued a total of 4,600,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $43.0 million.

Cash Flows

Operating Activities. Cash used in operating activities decreased to $55.5 million for the year ended December 31, 2021 compared to $60.9 million for the same period in 2020. The decrease was driven by the upfront payment related to our Orion Collaboration Agreement, increase in stock-based compensation expenses, and increase in the change in accounts payable, accrued expenses and other long term-liabilities, offset by increase in net loss.

Investing Activities. Cash used in investing activities during the year ended December 31, 2021 represents the maturities of $1.5 million of short-term investments, offset by $2.9 million related to investments in property and equipment. Cash used by investing activities during the year ended December 31, 2020 represents the maturities of $8.2 million of short-term investments, offset by $8.9 million in in purchases of short-term investments.

Financing Activities. Cash provided by financing activities during the year ended December 31, 2021 includes $40.3 million in proceeds from notes payable net of issuance costs, and $1.2 million in proceeds from the exercise of stock options. Cash provided by financing activities during the year ended December 31, 2020 includes $108.2 million in net proceeds from follow-on public offerings, the sale of common stock in connection with an equity distribution agreement and $1.0 million in proceeds from the exercise of stock options.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund the commercialization of ZTALMY and our continuing and planned clinical trials for ganaxolone.

We believe that our existing cash and cash equivalents on hand as of December 31, 2021, including the previously received $22 million contingent refundable upfront fee, will be sufficient to fund our operating expenses, capital expenditure requirements, and maintain the minimum cash balance required under our debt facility into the fourth quarter of 2022. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources, such as our Priority Review Voucher, in order to carry out all of our planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

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

Critical Accounting Policies and Estimates

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

Orion Collaboration Agreement

The recognition of revenue related to the Orion Collaboration Agreement requires significant judgement and estimates. As discussed in Note 11 to the Consolidated Financial Statements, we are required to identify distinct performance obligations and subsequently allocate a portion of the transaction price to each performance obligation. We will recognize such revenue or expense, as applicable, as we fulfill these performance obligations. We identified three commitments in the Orion Collaboration Agreement that represent distinct performance obligations for purposes of recognizing revenue or reducing expense: (i) exclusive rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (License) (ii) development and regulatory activities (Development and

Regulatory Activities), and (iii) requirement to supply Orion with the Licensed Product at an agreed upon price (Supply of Licensed Product). We allocated the transaction price to the three performance obligations based on the estimated stand-alone selling prices at contract inception and we reevaluate the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjust the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Significant estimates were used in the determination of the stand-along selling prices. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Development and Regulatory Activities and the Supply of Licensed Product was estimated using the expected cost-plus margin approach.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on the assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

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

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2022 annual meeting of shareholders, to be filed with the SEC.

PART IV

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
10.3+

Separation and Consulting Agreement and General Release, dated as of March 9, 2021, between the Company and Edward F. Smith. (Incorporated by reference to Exhibit 10.3 to Form 10-K annual report filed on March 9, 2021.)

Exhibit No.	Description of Exhibit
10.4+	Employment Agreement, effective as of April 12, 2021, between the Company and Steven Pfanstiel (Incorporated by reference to Exhibit 10.4 to Form 10-K annual report filed on March 9, 2021.)
10.5+

First Amendment to Executive Employment Agreement, by and between Marinus Pharmaceuticals, Inc. and Steven Pfanstiel, MBA, CMA dated April 9, 2021. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 13, 2021.)

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

10.9	Form of Amended and Restated Indemnification Agreement (VC Directors). (Incorporated by reference to Exhibit 10.10 to Form S-1 registration statement filed on May 12, 2014.)
10.10	Form of Amended and Restated Indemnification Agreement (Non-VC Directors). (Filed herewith.)
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
10.14

First Amendment to Lease agreement dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. amending Lease agreement dated as of October 14, 2014 between Radnor Center Associates and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on January 4, 2016.)

10.15

License Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 6, 2017.)

10.16

Supply Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.2 to Form 8-K current report filed on April 6, 2017.)

10.17

Second Amendment to Lease agreement dated as of December 7, 2018 between Radnor Properties-SDC, L.P., Radnor Center Associates and Marinus Pharmaceuticals, Inc, amending Lease agreement, as amended, dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on December 7, 2018.)

10.18+

Amended and Restated Employment Agreement dated as of August 6, 2019, between the Company and Scott Braunstein, M.D. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on August 8, 2019).

10.19+

Employment Agreement dated as of October 25, 2019, between Joe Hulihan, M.D. and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on October 29, 2019).

10.20+	Employment Agreement dated as of June 15, 2020 between the Company and Martha Manning. (Incorporated by reference to Exhibit 10.22 to Form 10-K annual report filed on March 9, 2021).
10.21

Securities Purchase Agreement, dated December 11, 2019, by and between the Company and the Investors listed therein. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on December 13, 2019).

10.22

Equity Distribution Agreement, dated July 9, 2020, by and between the Company and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form S-3 registration statement filed on July 9, 2020.)

Exhibit No.	Description of Exhibit
10.23*

Contract, dated September 8, 2020, by and between the Company and the Biomedical Advanced Research and Development Authority, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on November 9, 2020.)

10.24

Credit Agreement and Guaranty, dated May 11, 2021, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on May 17, 2021.)

10.25

Security Agreement, dated May 11, 2021, by and among Marinus Pharmaceuticals, Inc., as Grantor, and Oaktree Fund Administration, LLC, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to Form 10-Q quarterly report filed on May 17, 2021.)

10.26

Letter Agreement, dated May 17, 2021, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on May 17, 2021.)

10.27*

Collaboration Agreement, dated as of July 30, 2021, by and between Marinus Pharmaceuticals, Inc. and Orion Corporation. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on November 9, 2021.)

10.28+

Form of Incentive Stock Option Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Form 10-Q quarterly report filed on November 9, 2021.)

10.29+

Form of Nonqualified Stock Option Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on November 9, 2021.)

10.30+

Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.4 to Form 10-Q quarterly report filed on November 9, 2021.)

10.31+	Form of Nonqualified Stock Option Agreement for Employees granted as an Inducement Award. (Incorporated by reference to Exhibit 10.5 to Form 10-Q quarterly report filed on November 9, 2021.)
10.32+

Form of Restricted Stock Unit Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.6 to Form 10-Q quarterly report filed on November 9, 2021.)

10.33+

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.7 to Form 10-Q quarterly report filed on November 9, 2021.)

10.34+	Form of Restricted Stock Unit Agreement containing a Sell to Cover Election for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Filed herewith.)
10.35+	Form of Restricted Stock Unit Agreement for Employees granted as an Inducement Award, under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Filed herewith)
10.36+

Form of Restricted Stock Unit Agreement containing a Sell to Cover Election for Employees granted as an Inducement Award, under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Filed herewith)

10.37*

License Agreement, dated March 1, 2022, by and between Marinus Pharmaceuticals, Inc. and Ovid Therapeutics Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on March 3, 2022.)

16.1	Letter of KPMG LLC dated as of June 17, 2020 to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to Form 8-K current report filed on June 17, 2020.)
21	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

Exhibit No.	Description of Exhibit
101.INS	XBRL Instance Taxonomy – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

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

Marinus Pharmaceuticals, Inc.

Date:	March 24, 2022	By:	/s/ Scott Braunstein
Scott Braunstein
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Scott Braunstein, M.D.	President, Chief Executive Officer	March 24, 2022
Scott Braunstein, M.D.	(Principal Executive Officer) and Director

/s/ Steven Pfanstiel	Vice President, Chief Financial Officer	March 24, 2022
Steven Pfanstiel	and Treasurer (Principal Financial
and Accounting Officer)

/s/ Nicole Vitullo	Chairman of the Board and Director	March 24, 2022
Nicole Vitullo

/s/ Santiago Arroyo, M.D., Ph.D.	Director	March 24, 2022
Santiago Arroyo, M.D., Ph.D.

/s/ Charles Austin	Director	March 24, 2022
Charles Austin

/s/ Michael R. Dougherty	Director	March 24, 2022
Michael R. Dougherty

/s/ Elan Ezickson	Director	March 24, 2022
Elan Ezickson

/s/ Seth H.Z. Fischer	Director	March 24, 2022
Seth H.Z. Fischer

/s/ Tim M. Mayleben	Director	March 24, 2022
Tim M. Mayleben

/s/ Saraswathy V. Nochur, Ph.D.	Director	March 24, 2022
Saraswathy V. Nochur, Ph.D.

CONSOLIDATED FINANCIAL STATEMENTS

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marinus Pharmaceuticals, Inc.,

Opinion on Financial Statements

We have audited the accompanying consolidated balance sheets of Marinus Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Clinical Trial Prepaid and Accrued Expenses
Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred, which include costs relating to contracts with vendors, clinical research organizations and consultants and under clinical site agreements. The Company estimates the prepaid and accrued expenses based on the services received and efforts expended in relation to amounts invoiced by and paid to contract research organizations and other third-party vendors at the balance sheet date. The Company’s clinical trial prepaid expenses at December 31, 2021 are included in prepaid expenses and other current assets of $5.6 million on the consolidated balance sheet, the Company’s clinical trial accrued expenses at December 31, 2021 of $8.2 million are included in accrued expenses on the consolidated balance sheet, and the Company’s related 2021 clinical trial expenses are included in research and development expenses of $73.5 million on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

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

How We Addressed the Matter in Our Audit

To test the clinical trial prepaid and accrued expenses, our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the prepaid and accrued expense computations. We also evaluated management’s estimates of the progress of a sample of clinical trials by making direct inquiries of the Company’s operations personnel that oversee the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through December 31, 2021. Additionally, we assessed the historical accuracy of management’s estimates when evaluating the current period estimates. To evaluate the completeness of the prepaid and accrued expenses, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

Accounting of Orion Collaboration Agreement
Description of the Matter

As described in Notes 1 and 11 to the consolidated financial statements, the Company entered into a collaboration agreement with Orion Corporation (Orion) in July 2021, under which it identified three distinct performance obligations: (i) exclusive rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (the “License”) (ii) development and regulatory activities, and (iii) requirement to supply Orion with the Licensed Product at an agreed upon price (the “Supply of Licensed Product”) (collectively, the “distinct performance obligations”). The Company allocated the transaction price to each distinct performance obligation on a relative standalone selling price basis and is recognizing revenue when control of each distinct performance obligation is transferred.  The Company recognized collaboration revenue related to the arrangement of $9 million for the year ended December 31, 2021 on the consolidated statement of operations and comprehensive loss.  The Company’s contract asset, presented net of any contract liability, related to this arrangement is $0.6 million as of December 31, 2021 and is included in contract asset on the consolidated balance sheet.

Auditing the Company’s accounting for the collaboration agreement with Orion involved complex and subjective auditor judgment due to the significant estimation uncertainty involved in determining the standalone selling price for each distinct performance obligation.  For the License, this included estimating the probability and timing of successfully completing clinical trials and obtaining product approval, estimating the amount of future product sales and applying an appropriate discount rate.  For the development and regulatory activities and the Supply of Licensed Product, this included estimating future costs to be incurred.

How We Addressed the Matter in Our Audit

To test the estimated standalone selling price of the distinct performance obligations included in the Orion agreement, we performed audit procedures that included, among others, testing the significant assumptions used to develop the estimates and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. For example, to test the estimated amount of future product sales, we compared the estimated size of the addressable patient population to industry data that tracks healthcare information, and we compared the anticipated pricing information to a third-party market analysis. We compared the probability of successfully completing clinical trials and obtaining product approval to studies published in medical journals evaluating clinical advancement and approval rates for similar products.  To test the projected product cost assumptions, we inspected the underlying cost build-up and compared the underlying costs to third-party price quotes. To test the projected cost of development and regulatory activities, we compared management’s estimates to the Company’s historical spending on similar projects. We also involved internal valuation specialists to assist in our evaluation of the discount rates used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 24, 2022

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$122,927	$138,509
Short-term investments	—	1,474
Accounts receivable	2,629	1,646
Contract asset	557	—
Prepaid expenses and other current assets	5,565	4,638
Total current assets	131,678	146,267
Property and equipment, net	2,499	1,945
Other assets	2,663	2,250
Total assets	$136,840	$150,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,126	$2,211
Refund liability	21,233	—
Accrued expenses	16,207	8,518
Total current liabilities	40,566	10,729
Notes payable, net of deferred financing costs	40,809	—
Other long-term liabilities	1,979	2,534
Total liabilities	83,354	13,263
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 4,575 shares issued and outstanding at December 31, 2021 and 4,753 issued and outstanding at December 31, 2020	4,302	4,469
Common stock, $0.001 par value; 150,000,000 shares authorized, 36,797,561 issued and 36,790,254 outstanding at December 31, 2021 and 36,585,767 issued and 36,578,460 outstanding at December 31, 2020	37	37
Additional paid-in capital	459,852	444,622
Treasury stock at cost, 7,307 shares at December 31, 2021 and 2020	—	—
Accumulated deficit	(410,705)	(311,929)
Total stockholders’ equity	53,486	137,199
Total liabilities and stockholders’ equity	$136,840	$150,462

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020

Revenue:
Federal contract revenue	$6,358	$1,718
Collaboration revenue	8,987	—
Total revenue	15,345	1,718

Expenses:
Research and development	73,520	51,106
General and administrative	37,278	18,549
Cost of collaboration revenue	1,478	—
Total expenses	112,276	69,655
Loss from operations	(96,931)	(67,937)
Interest income	80	499
Interest expense	(2,582)	—
Other income (expense), net	657	(37)
Net loss and comprehensive loss	$(98,776)	$(67,475)
Deemed dividends on convertible preferred stock	—	(8,880)
Net loss applicable to common shareholders	$(98,776)	$(76,355)
Per share information:
Net loss per share of common stock—basic and diluted	$(2.69)	$(2.80)
Basic and diluted weighted average shares outstanding	36,697,171	27,270,055

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2019	—	$—	21,617,781	$22	$295,121	7,307	$—	$—	$(235,574)	$59,569
Stock-based compensation expense	—	—	—	—	7,642	—	—	—	—	7,642
Exercise of stock options	—	—	198,475	—	1,020	—	—	—	—	1,020
Issuance of restricted stock	—	—	33,997	—	—	—	—	—	—	—
Deemed dividend on beneficial conversion feature - Series A convertible preferred stock	—	—	—	—	8,880	—	—	—	(8,880)	—
Issuance of common stock under equity distribution agreement, net of expenses of $161	—	—	78,807	—	489	—	—	—	—	489
Issuance of common stock in connection with follow-on public offering ($10 per share), net of expenses of $3,025	—	—	4,600,000	5	42,956	—	—	—	—	42,961
Transfer of convertible preferred stock into equity	9,303	8,745	—	—	—	—	—	—	—	8,745
Conversion of convertible preferred stock into common	(4,550)	(4,276)	5,049,400	5	23,727	—	—	—	—	19,456
Issuance of common stock in connection with follow-on public offering ($14 per share), net of expenses of $5,208	—	—	5,000,000	5	64,787	—	—	—	—	64,792
Net loss	—	—	—	—	—	—	—	—	(67,475)	(67,475)
Balance, December 31, 2020	4,753	$4,469	36,578,460	$37	$444,622	7,307	$—	$—	$(311,929)	$137,199
Stock-based compensation expense	—	—	—	—	13,867	—	—	—	—	13,867
Exercise of stock options	—	—	176,194	—	1,199	—	—	—	—	1,199
Financing costs	—	—	—	—	(3)	—	—	—	—	(3)
Conversion of convertible preferred stock into common	(178)	(167)	35,600	—	167	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(98,776)	(98,776)
Balance, December 31, 2021	4,575	$4,302	36,790,254	$37	$459,852	7,307	$—	$—	$(410,705)	$53,486

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020

Cash flows from operating activities
Net loss	$(98,776)	$(67,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	334
Amortization of debt issuance costs	549	—
Stock-based compensation expense	13,867	7,642
Noncash contract asset	(105)	—
Noncash lease expense	312	264
Noncash lease liability	309	362
Loss on fixed assets held for sale	243	—
Unrealized gain on foreign currency transactions	(930)
Amortization of discount on investments	—	3
Changes in operating assets and liabilities:
Refund liability	22,163	—
Contract asset	(452)	—
Prepaid expenses and other current assets, non-current assets, and accounts receivable	(853)	(3,919)
Accounts payable, accrued expenses and other long term-liabilities	7,841	1,877
Net cash used in operating activities	(55,477)	(60,912)
Cash flows from investing activities
Maturities of short-term investments	1,474	8,193
Purchases of short-term investments	—	(8,931)
Deposit on property and equipment	(1,793)	—
Purchases of property and equipment	(1,096)	—
Net cash used in investing activities	(1,415)	(738)
Cash flows from financing activities
Proceeds from exercise of stock options	1,199	1,020
Proceeds from notes payable, net of issuance costs	40,259	—
Financing costs, paid	(148)	—
Proceeds from equity offerings, net of offering costs	—	108,196
Net cash provided by financing activities	41,310	109,216
Net (decrease) increase in cash and cash equivalents	(15,582)	47,566
Cash and cash equivalents—beginning of period	138,509	90,943
Cash and cash equivalents—end of period	$122,927	$138,509
Supplemental disclosure of cash flow information
Contractual exit fee included in notes payable	$900	$—
Property and equipment in accrued expenses	$43	$—
Financing in accounts payable and accrued expenses	$—	$148

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

We are a pharmaceutical company focused on the development and commercialization of products for patients suffering from rare genetic epilepsies and other seizure disorders. On March 18, 2022, the U.S Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension for the treatment of seizures associated with cyclin-dependent kinase-like 5 (CDKL5) deficiency disorder (CDD) in patients 2 years of age and older. This is our first FDA-approved product which we plan to commercialize in the United States. We also plan to continue to develop ganaxolone for other rare genetic epilepsies and for a number of additional indications including seizure disorders.

The continued global spread of COVID-19, including the Omicron variant, has impacted our clinical operations and timelines. For example, our Phase 3 Randomized Therapy In Status Epilepticus (SE) Trial (RAISE trial) in refractory status epilepticus (RSE) is conducted in hospitals, including intensive care units and academic medical centers, which have experienced high rates of COVID-19 admissions. Several academic medical centers and intensive care units participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and a temporary pause beginning in February 2022 of the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24-months to meet product stability testing specifications, we now expect our top-line data readout for the RAISE trial to be available in the second half of 2023. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception, including losses of $98.8 million for the year ended December 31, 2021. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone will require significant additional financing. Our accumulated deficit as of December 31, 2021 was $410.7 million and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions or other sources, such as our Priority Review Voucher, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of ganaxolone.

On July 30, 2021, we entered into a collaboration agreement (Orion Collaboration Agreement) with Orion Corporation (Orion), whereby Orion received exclusive rights to commercialize the oral and IV dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, tuberous sclerosis complex (TSC) and RSE. Under the agreement, we received a €25 million ($29.6 million) upfront fee and are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double digits to the high teens for the oral programs and the low double-digits to the low twenties for the IV programs. In connection with the upfront fee, we agreed to provide Orion with the results of an ongoing genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study were positive, based on the criteria set forth in the study’s protocol, Orion would have had the right to terminate the Orion Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we would have been required to refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion would have had no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Orion Collaboration Agreement would have terminated and been of no further force

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or effect. In February 2022, the verified draft study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As such, but subject to confirmation of such results in the final study report expected by the end of the second quarter of 2022, and subsequent to the date of these financial statements, we will not be required to refund Orion any of the upfront fee and Orion will not have a right to terminate the Orion Collaboration Agreement as a result of the study’s findings.

On May 11, 2021 (Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million available to us in five tranches (collectively, the Term Loans). Refer to Note 9. Notes Payable for additional information.

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

The BARDA Contract consists of an approximately two-year base period during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the base period, the BARDA Contract provides for approximately $30 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $51 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

In connection with the closing of an equity financing in December 2020, we issued a total of 5,000,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $64.8 million.

In connection with the closing of an equity financing in June 2020, we issued a total of 4,600,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $43.0 million.

Management’s operating plan which underlies the analysis of our ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. Our balance of cash and cash equivalents on hand as of December 31, 2021, excluding the $20.0 million liquidity requirement associated with our Note Payable (Note 10), is not sufficient to fund operations for the one-year period after the date the financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern through the one-year period from the date these financial statements are issued. Management’s plans that are intended to mitigate this risk include the monetization of our Priority Review Voucher and additional financing or strategic transactions. Management’s plans may also include drawing down Tranche B ($30.0 million) associated with our Note Payable and the possible deferral of certain operating expenses unless additional capital is received. We have

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and will continue to evaluate available alternatives to extend our operations beyond the one-year period after the date the financial statements are issued.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of Marinus Pharmaceuticals, Inc. (the Company) and its wholly-owned subsidiary as of December 31, 2021. During the year ended December 31, 2020, a wholly-owned subsidiary was liquidated.  In February 2021, a new wholly-owned subsidiary was established in Ireland. All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments and Credit Risk

At December 31, 2021, our financial instruments included cash equivalents, accounts payable, accrued expenses, and notes payable. At December 31, 2020, our financial instruments included cash equivalents, short-term investments, accounts payable and accrued expenses. The carrying amount of cash equivalents, accounts payable and accrued expenses approximated fair value, given their short-term nature. The carrying amounts of short-term investments are recorded at amortized cost, which for U.S. Treasury securities is based on the current market price of each security at the measurement date. The carrying value of the notes payable approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2021 and 2020, we invested a portion of our cash balances in money market investments, which we have included as cash equivalents on our balance sheets.

Investments

We did not have any investments as of December 31, 2021. As of December 31, 2020, our investments consisted of certificates of deposit with various financial institutions, with original maturities ranging from six to nine months.  All investments were classified as held-to-maturity and were recorded at amortized cost.  Interest income includes interest and dividends, realized gains and losses on sales of securities, if any.

Accounts Receivable

Accounts receivable represents amounts due to us under the BARDA contract for valid expenditures expected to be reimbursed to us under the terms of the BARDA contract and current amounts due to us from Orion Corporation under our collaboration agreement (Note 11).

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2021 and 2020, we have concluded that

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a full valuation allowance is necessary for our net deferred tax assets. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

Debt Issuance Costs

Debt issuance costs incurred in connection with Note payable (Note 10) are amortized to interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization are deducted from the carrying value of the related debt.

Contract Liability

When consideration is received, or such consideration is unconditionally due, from a customer prior to completing our performance obligation to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities expected to be recognized as revenue or a reduction of expense within the 12 months following the balance sheet date are classified as current liabilities. Contract liabilities not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term liabilities. In accordance with ASC 210-20, our contract liability is offset by a contract asset as further discussed in Note 11.

Federal Contract Revenue

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred, and receivables associated with this revenue are included within accounts receivable on our balance sheets. This revenue is not within the scope of Accounting Standards Codification (ASC) 606 – Revenue from contracts with customers.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under a collaboration agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Clinical Trial Expenses

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2021 and 2020 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

Loss Per Share of Common Stock

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 8.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Basic and diluted net loss per share of common stock:
Net loss	$(98,776)	$(67,475)
Deemed Dividends	—	(8,880)
Net loss applicable to common stockholders	$(98,776)	$(76,355)
Weighted average shares of common stock outstanding	36,697,171	27,270,055
Net loss per share of common stock—basic and diluted	$(2.69)	$(2.80)

The following potentially dilutive securities (common stock equivalents) have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2021	2020
Convertible preferred stock	915,000	950,600
Restricted stock	26,025	24,625
Stock options	4,738,855	3,507,638
Total	5,679,880	4,482,863

The convertible preferred stock meets the definition of a participating security; however, the holders are not obligated to share in our losses.  As of December 31, 2021 and 2020, we had no other potentially dilutive securities.

3. Fair Value Measurements

FASB accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of December 31, 2021 and 2020, all of our financial assets and liabilities were classified as Level 1 valuations.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets
Cash	$2,360	$—	$—	$2,360
Money market funds (cash equivalents)	120,567	—	—	120,567
Total assets	$122,927	$—	$—	$122,927
December 31, 2020
Assets
Money market funds (cash equivalents)	$138,509	$—	$—	$138,509
Certificates of deposit	1,474	—	—	1,474
Total assets	$139,983	$—	$—	$139,983

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Laboratory equipment	$2,565	$1,777
Leasehold improvements	899	899
Office furniture and equipment	429	401
Total property and equipment	3,893	3,077
Less: accumulated depreciation	(1,394)	(1,132)
Total property and equipment, net	$2,499	$1,945

Depreciation expense was $0.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. In 2021, we determined certain of our laboratory equipment was not required and now held for sale.  The resulting write-down of $0.2 million of net equipment was recorded as a loss and included in Other income (expense), net on the Statement of operations.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Payroll and related costs	$5,830	$4,097
Clinical trials and drug development	8,217	2,452
Professional fees	1,311	927
Short-term lease liabilities	556	510
Other	293	532
Total accrued expenses	$16,207	$8,518

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Leases

We have entered into one operating lease for real estate. This lease has a term of 78 months, and includes renewal terms which can extend the lease term by 60 months, which is included in the lease term when it is reasonably certain that we will exercise the option.  As of December 31, 2021, our operating lease had a weighted average remaining lease term of 45 months. The right-of-use (ROU) asset is included in "Other assets" on our balance sheets as of December 31, 2021 and 2020, and represents our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our balance sheets as of December 31, 2021 and 2020.  The ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of December 31, 2021 and 2020, ROU assets were $1.7 million and $2.0 million, respectively, and operating lease liabilities were $2.5 million and $3.0 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2021 and 2020, we recognized $0.6 million and $0.6 million, respectively, in total lease costs, which included less than $0.1 million in short-term lease costs related to short-term operating leases in each year.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of the ROU asset and lease liability was 11.0%, derived from a corporate yield curve based on a synthetic credit rating model using a market signal analysis. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of December 31, 2021 and 2020, we have not recognized any impairment losses for our ROU assets.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$807
2023	823
2024	840
Thereafter	643
3,113
Less: imputed interest	(578)
Total lease liabilities	$2,535

Current operating lease liabilities	$556
Non-current operating lease liabilities	1,979
Total lease liabilities	$2,535

7. Investments

We did not have any investments as of December 31, 2021. As of December 31, 2020, our investments consisted of certificates of deposit with various financial institutions with original maturities of six to nine months.  Investments are classified as short- or long-term investments on our balance sheets based on original maturity. Certificates of deposits were classified as held-to-maturity and were recorded at amortized cost, which approximated fair value.  We have never experienced a credit loss on the principal or interest receivable of our cash equivalents or short-term investments.  Our certificates of deposit are each individually and fully insured by the FDIC. Accordingly, we did not record any allowance for potential credit losses as of December 31, 2020.

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of December 31, 2021, 577 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of December 31, 2021, 3,268,048 options to purchase shares of common stock and 26,025 restricted shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 1,012,869 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2022, the shares of common stock available for future grants under the 2014 Plan was increased to 2,521,079.

In addition, during the years ended December 31, 2021 and 2020, we granted 772,117 and 852,024 options, respectively, to purchase shares of common stock outside of our 2014 Plan as inducement grants material to new employees entering into employment agreements with us pursuant to Nasdaq Listing Rule 5635(c)(4). The amount, terms of grants, and exercisability provisions of these grants are determined and set by our board of directors, and are largely consistent with the terms and exercisability provisions of grants under our 2014 Plan.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$4,482	$2,938
General and administrative	9,106	4,521
Total	$13,588	$7,459

Options issued under both the 2005 Plan and 2014 Plan and the inducement grants have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. A summary of activity for the years ended December 31, 2021 and 2020 is presented below (in thousands, except share and per share amounts):

		Weighted‑
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding—December 31, 2019	2,135,070	$15.80
Granted	1,905,850	9.17
Exercised	(198,475)	5.16
Forfeited	(180,107)	11.04
Expired	(154,700)	25.16
Outstanding—December 31, 2020	3,507,638	$12.64
Granted	1,868,066	13.49
Exercised	(176,194)	6.80
Forfeited	(225,726)	11.85
Expired	(234,929)	32.81
Outstanding—December 31, 2021	4,738,855	$12.23	$9,531

Exercisable—December 31, 2021	2,450,061	$12.56	$6,521

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2021 is 8.2 years and 7.6 years, respectively.

Intrinsic value in the table above was determined by calculating the difference between the market value of our common stock on the last trading day of 2021 of $11.88 per share and the exercise price, for any in-the-money options.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of options granted was $11.54 and $7.81 per share in 2021 and 2020, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following ranges of weighted-average assumptions:

	2021				2020
Expected stock price volatility	115	-	124%		116	-	122%
Expected term of options	5.0	-	6.1	years	5.3	-	6.1	years
Risk‑free interest rate	0.44	-	1.33%		0.31	-	1.73%
Expected annual dividend yield			0%				0%

The weighted-average valuation assumptions were determined as follows:

●	Expected stock price volatility: The expected volatility is based on historical volatility of our stock price.
●	Expected term of options: We estimated the expected term of our stock options with service-based vesting using the “simplified” method, as prescribed in SAB No. 107, whereby the expected life equals the average of the vesting tranches and the original contractual term of the option due to our lack of sufficient historical data.
●	Risk-free interest rate: We base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.
●	Expected annual dividend yield: The estimated annual dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.

As of December 31, 2021, there was $21.0 million of total unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over the next four years as follows, in thousands:

2022	$9,716
2023	7,315
2024	3,186
2025	768
$20,985

Restricted Stock

All issued and outstanding restricted shares of common stock are time-based and become vested within two years after the grant date, pursuant to the 2014 Plan. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity for the years ended December 31, 2021 and 2020 is presented below:

		Weighted‑average
		Grant Date
	Shares	Fair Value per Share
Outstanding—December 31, 2019	8,100	$4.84
Granted	34,000	12.93
Vested	(17,475)	10.04
Outstanding—December 31, 2020	24,625	11.41
Granted	18,400	13.48
Vested	(17,000)	12.93
Outstanding—December 31, 2021	26,025	$12.75

Expected to vest—December 31, 2021	26,025	$12.75

As of December 31, 2021, there was $0.3 million in unrecognized compensation cost related to unvested restricted stock.

Total compensation cost recognized for all restricted stock awards in the statements of operations for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Research and development	$3	$—
General and administrative	276	183
Total	$279	$183

Equity Distribution Agreement

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the year ended December 31, 2020, we issued 78,807 shares of its common stock pursuant to the Prior EDA for aggregate net proceeds of $0.5 million. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60.0 million through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the Securities and Exchange Commission on July 9, 2020 and declared effective by the Securities and Exchange Commission on July 27, 2020. We did not sell any shares of our common stock during the year ended December 31, 2021 under the New EDA.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offerings

In connection with the closing of an equity financing in December 2020, we issued a total of 5,000,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $64.8 million.

In connection with the closing of an equity financing in June 2020, we issued a total of 4,600,000 shares of common stock in an underwritten public offering resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and other estimated offering expenses, of $43.0 million.

9. Convertible Preferred Stock

Concurrent with the 2019 Public Offering, we entered into a Securities Purchase Agreement (Purchase Agreement), by and among us and the investors listed therein. Pursuant to the terms of the Purchase Agreement, we sold to the investors an aggregate of 30,000 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock), at a per share price of $1,000 in a private placement (Private Placement), and received net proceeds of $28.2 million, after deducting underwriting discounts and commissions of $1.8 million. Each share of Series A Preferred Stock will be convertible into 200 shares of common stock, reflecting a conversion price equal to $5.00 per share, subject to customary anti-dilution adjustments. The shares of Series A Preferred Stock will be mandatorily convertible into shares of common stock, subject to a beneficial ownership limitation (described below), in partial or in full, thereof from and after filing the certificate of amendment to our charter with the Secretary of State of the State of Delaware to increase our authorized shares of common stock (Exercise Contingency).

The holders of the Series A Preferred Stock had a feature that allowed the holders to have a liquidation preference to our common stockholders.  Because such a potential redemption-triggering event was not solely within our control, the Series A Preferred Stock was presented as "Convertible Preferred Stock" on our December 31, 2019 balance sheet in a manner consistent with temporary equity under applicable accounting standards.

During the year ended December 31, 2021, 178 shares of our Series A Preferred Stock converted into 35,600 shares of our common stock, pursuant to the terms of the Purchase Agreement. As of December 31, 2021, 4,575 shares of our Series A Preferred Stock remained outstanding, convertible into 915,000 shares of our common stock.

In May 2020, a registration statement covering the resale of shares of our common stock underlying our Series A Preferred Stock was declared effective by the Securities and Exchange Commission (SEC). In accordance with the securities purchase agreements underlying the Series A Preferred Stock, the liquidation preference was terminated at that time, and we reclassified the Series A Preferred Stock into permanent equity. The holders of the Series A Preferred Stock also have the right to receive discretionary dividends paid to common shareholders. Except as required by law, the Series A Preferred Stock is non-voting stock. The holders of the Series A Preferred Stock each have a beneficial ownership limitation of 9.99% of total outstanding shares of common stock, including an option for the holder to increase this percentage to 19.99%.

The difference between the conversion price and the fair value of our common stock on the commitment date (transaction date) resulted in a beneficial conversion feature the amount of $8.9 million.

10. Notes Payable

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million, available to us in five tranches (collectively, the Term Loans).

Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loan) and upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in CDD in September 2021, we borrowed $30.0 million of tranche A-2 term loans from the Lenders (Tranche A-2 Term Loan). Under the terms of the Credit Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $80.0 million in term loans subject to certain milestone events, as follows:

●	Through December 31, 2022, $30.0 million of tranche B term loans became available for draw upon FDA approval of ZTALMY for CDD in March 2022.
●	Through June 30, 2023, $25.0 million of tranche C term loans will be available for draw if we complete one or more financings (including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty, or a sublicense) resulting in gross proceeds to us of at least $40.0 million and net proceeds to us of at least $36.0 million. In addition, the availability of this tranche is subject to certain clinical outcomes.
●	Through December 31, 2023, $25.0 million of tranche D term loans will be available for draw if we earn an aggregate of at least $50 million in net product revenue in the U.S. for a trailing six consecutive months.

In addition, the Credit Agreement contains a minimum liquidity covenant that requires us to maintain cash and cash equivalents of at least $20.0 million from the funding of the tranche A- 2 term loans until the funding of the tranche B term loans, and at least $15.0 million from the funding date of the tranche B term loans until the maturity of the Term Loans.

The Term Loans will be guaranteed by certain of our future subsidiaries (Guarantors). Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the Guarantors.

The Term Loans mature on May 11, 2026 (Maturity Date). The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50%, and we are required to make quarterly interest payments until the Maturity Date. We are also required to make quarterly principal payments beginning on June 30, 2024 in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on June 30, 2024, and continuing until the Maturity Date. On the Maturity Date, we are required to pay in full all outstanding Term Loans and other amounts owed under the Credit Agreement.

At the time of borrowing any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount borrowed at that time. In addition, a commitment fee of 75 basis points per annum will accrue on each of the tranche B, C, and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated.

We may prepay all or any portion of the Term Loans, and are required to make mandatory prepayments of the Term Loans from the proceeds of asset sales, casualty and condemnation events, and prohibited debt issuances, subject to certain exceptions. All mandatory and voluntary prepayments of the Term Loans are subject to prepayment premiums equal to (i) 4% of the principal prepaid plus a “make-whole” amount equal to the interest that would have accrued through May 11, 2023 if prepayment occurs on or before May 11, 2023, (ii) 4% of the principal prepaid if prepayment occurs after May 11, 2023 but on or before May 11, 2024, or (iii) 2% of the principal prepaid if prepayment occurs after May 11, 2024 but on or before May 11, 2025. If prepayment occurs after May 11, 2025, no prepayment premium is due.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are also required to make mandatory prepayments of the Term Loans upon an event of default under the Credit Agreement resulting from the occurrence of a change of control. These mandatory prepayments are subject to a prepayment premium equal to (i) 12.5% of the principal prepaid if such prepayment occurs on or before May 11, 2022 or (ii) 10.0% of the principal prepaid if the prepayment occurs after May 11, 2022 but on or before May 11, 2023.

In addition, we are required to pay an exit fee in an amount equal to 2.0% of all principal repaid, whether as a mandatory prepayment, voluntary prepayment, or a scheduled repayment.

In addition to the minimum liquidity covenant, we are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on its ability and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of December 31, 2021, we were in compliance with all covenants.

Upon the occurrence of certain events, including but not limited to our failure to satisfy our payment obligations under the Credit Agreement, the breach of certain of our other covenants under the Credit Agreement, the occurrence of cross defaults to other indebtedness, or defaults related to enforcement action by the FDA or other Regulatory Authority or recall of ganaxolone, Oaktree and the Lenders will have the right, among other remedies, to accelerate all amounts outstanding under the Term Loans and declare all principal, interest, and outstanding fees immediately due and payable.

In September 2021, we borrowed $30.0 million upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in the treatment of CDD and incurred debt issuance costs of $1.2 million, including the exit fee of $0.6 million, that are classified as contra-liability on our consolidated balance sheets and are being recognized as interest expense over the term of the loan using the effective-interest method.

In May 2021, we borrowed $15.0 million upon entering into the Credit Agreement and incurred debt issuance costs of $4.4 million, including the exit fee of $0.3 million, that are classified as a contra-liability on the consolidated balance sheet and are being recognized as interest expense over the term of the loan using the effective-interest method.

For the year ended December 31, 2021, we recognized interest expense of $2.6 million, of which $2.0 million was interest on the Term Loans and $0.6 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of December 31, 2021 (in thousands):

Gross proceeds	$45,000
Contractual exit fee	900
Unamortized debt discount and issuance costs	(5,091)
Total	$40,809

The aggregate maturities of Notes payable as of December 31, 2021 are as follows (in thousands):

2022	$—
2023	—
2024	6,825
2025 and thereafter	38,175
Total	$45,000

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. License and Collaboration Revenue

In July 2021, we entered into a collaboration agreement (Orion Collaboration Agreement) with Orion Corporation (Orion). The Orion Collaboration Agreement falls under the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, we analogize to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations.

Under the terms of the Orion Collaboration Agreement, we granted Orion an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights with respect to commercializing biopharmaceutical products incorporating our product candidate ganaxolone (Licensed Products) in the European Economic Area, the United Kingdom and Switzerland (collectively, the Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (Field), initially in the indications of CDD, tuberous sclerosis complex (TSC) and refractory status epilepticus (RSE). We will be responsible for the continued development of Licensed Products and regulatory interactions related thereto, including conducting and sponsoring all clinical trials, provided that Orion may conduct certain post-approval studies in the Territory. Orion will be responsible, at Orion’s sole cost and expense, for the commercialization of any Licensed Product in the Field in the Territory.

Under the terms of the Orion Collaboration Agreement, we received a €25.0 million ($29.6 million) upfront payment from Orion in July 2021. In connection with the upfront fee, we agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In the event that the results of such study were positive, based on the criteria set forth in the study’s protocol, Orion would have had the right to terminate the Collaboration Agreement within ninety (90) days after its receipt of the final report of such study, in which case we would have been required to refund Orion seventy-five percent (75%) of the upfront fee. In the event of such termination and refund, Orion would have had no further rights pursuant to the oral and IV dose formulations of ganaxolone and the Orion Collaboration Agreement would have terminated and been of no further force or effect. In February 2022, the verified draft study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As such, but subject to confirmation of such results in the final study report expected by the end of the second quarter of 2022, we will not be required to refund Orion any of the upfront fee and Orion will not have a right to terminate the Orion Collaboration Agreement as a result of the study’s findings.

We are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double-digits to high teens for the oral programs and the low double-digits to low 20s for the IV program. Also, as part of the overall arrangement, we have agreed to supply the Licensed Products to Orion at an agreed upon price.

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

In accordance with the guidance, we identified the following commitments under the arrangement: (i) exclusive rights to develop, use, sell, have sold, offer for sale and import any product comprised of Licensed Product (License) (ii)

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development and regulatory activities (Development and Regulatory Activities), and (iii) requirement to supply Orion with the Licensed Product at an agreed upon price (Supply of Licensed Product). We determined that these three commitments represent distinct performance obligations for purposes of recognizing revenue or reducing expense, which it will recognize such revenue or expense, as applicable, as it fulfills these performance obligations.

We determined that the non-refundable portion of the upfront payment plus the research and development reimbursement constitutes the transaction price as of the outset of the Orion Collaboration Agreement. The refundable portion of the upfront payment and the future potential regulatory and development milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts has not yet been resolved. The achievement of the future potential milestones is not within our control and is subject to certain research and development success and therefore carry significant uncertainty. We will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, we will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur since those payments relate primarily to the License, which was delivered by us to Orion upon entering into the Orion Collaboration Agreement. The €18.8 million ($21.2 million) refundable portion of the upfront payment is recorded as a Refund liability as of December 31, 2021.

The transaction price was allocated to the three performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Development and Regulatory Activities and the Supply of Licensed Product was estimated using the expected cost-plus margin approach.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the agreement date in July 2021, we allocated the transaction price to the performance obligations as described below and recorded the $9.0 million transaction price associated with the License as Revenue. During 2021, we amortized $0.1 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to transaction price resulted in a total contract liability of $6.6 million.

		Cumulative
	Transaction	Collaboration	Contract
	Price	Recognized	Liability
License	$8,987	$8,987	$-
Development and Regulatory Services	2,787	106	2,681
Supply of License Product	3,943	-	3,943
Total contract liability	$15,717	$9,093	6,624
Less current portion of contract liability			(869)
Total long-term contract liability			$5,755

In accordance with ASC 210-20, the above contract liability of $6.6 million is offset by a contract asset of $7.2 million related to the reimbursement of research and development costs, resulting in a net Contract asset of $0.6 million.

We incurred $2.0 million of incremental costs in obtaining the Orion Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $1.1 million of expense recorded to General and administrative expense commensurate with the recognition of the License performance obligation and $0.9 million recorded as capitalized contract costs, included in Other current assets and Other assets, which will be amortized as Development and Regulatory Services and Supply of License Product obligations are met. Cost of collaboration revenue of $1.5 million represents a one-time fee paid to Purdue Neuroscience Company related to our license agreement and was paid in conjunction with the €25.0 million upfront fees received from Orion.

We reevaluate the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjusts the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

12. Commitments and Contingencies

Employee Benefit Plan

We maintain a Section 401(k) retirement plan for all employees. The plan allows employees to make contributions up to a specified percentage of their compensation, subject to maximum amounts allowed under law. Beginning January 1, 2021, we contribute 3% of compensation to each employee’s 401(k) retirement account. We contributed $0.7 million for the year ending December 31, 2021. We also can make discretionary profit sharing contributions, which would vest over a period of four years from each employee’s commencement of employment with us. We have not made any discretionary contributions.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

headaches not associated with mood disorders. Under the license agreement, we are committed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

In March 2017, we and CyDex Pharmaceuticals, Inc. (CyDex) entered into a License Agreement and a Supply Agreement.  Under the terms of the License Agreement, CyDex has granted us an exclusive license to use sulfobutylether beta-cyclodextrin, CyDex’s Captisol® drug formulation system, and related intellectual property in connection with the development and commercialization of ganaxolone in any and all therapeutic uses in humans, with some exceptions.

As consideration for this license, we paid an upfront fee which was recorded as research and development expense in 2017, and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones.  We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales. To date, we have achieved one milestone under the License Agreement, which occurred and was paid in the first quarter of 2021. Certain patents relating to Captisol®, including some that were licensed to us by CyDex, have expired, while other patents that are licensed to us remain in force.

Under the terms of the Supply Agreement, we are required to purchase all of our requirements for Captisol with respect to ganaxolone from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

13. Income Taxes

Loss before income taxes is allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020
U.S. operations	$98,776	$67,475
Foreign operations	—	—
Loss before income taxes	$98,776	$67,475

As of December 31, 2021 and 2020, we had approximately $303.3 million and $212.0 million, respectively, of net operating loss (NOL) carry forwards available to offset future federal taxable income, $128.1 million of which will expire beginning in 2023, and the remaining amount can be carried forward indefinitely. As of December 31, 2021 and 2020, we had approximately $253.0 million and $209.5 million, respectively, of NOL carry forwards available to offset future state taxable income that will expire beginning in 2023. As of December 31, 2021, we also have federal research and development credit carryovers of approximately $15.8 million and state credit carryovers of approximately $0.4 million, which expire beginning in 2023.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have not evaluated the ownership history of our company to determine if there were any ownership changes as defined under Section 382(g) of the Code and the effects any ownership change may have had.

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2021	2020
Gross deferred tax assets:
Net operating loss carryforwards	$81,719	$59,819
Accrued expenses	272	219
Amortization of intangible	251	—
Stock‑based compensation	5,944	4,270
Research and development and other credits and other carryforwards	16,216	11,906
Lease liability	610	879
Capitalized research and development expenses	11,437	15,891
Unrealized income	—	12
Other	9	4
Total gross deferred tax assets	$116,458	$93,000
Gross deferred tax liabilities:
ROU Asset	(399)	(569)
Depreciation	(99)	(252)
Unrealized income	(212)	—
Total gross deferred tax liabilities	(710)	(821)
Net deferred tax assets	115,748	92,179
Less: valuation allowance	(115,748)	(92,179)
Net deferred tax assets after valuation allowance	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2021 and 2020. The valuation allowance increased by $23.6 million and $39.7 million during the years ended December 31, 2021 and 2020, respectively. The increase for the year ended December 31, 2021 was due primarily to our increase in net operating loss carryovers and an increase in tax attributes. The increase for the year ended December 31, 2020 was due primarily to our increase in net operating loss carryovers and an increase in tax attributes.

We did not have unrecognized tax benefits as of December 31, 2021 and 2020, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in income tax expense. We did not have uncertain tax positions as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, we had not accrued interest or penalties related to any uncertain tax positions.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2021	2020
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	(0.7)	(0.7)
State income tax, net of federal benefit	2.2	7.6
R&D tax credits	4.3	4.7
Change in state tax rate	(2.8)	—
Foreign income tax effect	—	—
Capitalized research and development expenses	—	26.2
Other	—	—
Change in valuation allowance	(24.0)	(58.8)
Effective income tax rate	0.0%	0.0%

For all years through December 31, 2021, we generated research and development credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

We file income tax returns in the United States, the State of Connecticut, and the Commonwealth of Pennsylvania. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2020. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.