Form 10-Q
period 2022-06-30
MARINUS PHARMACEUTICALS, INC.
filed 2022-08-11
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2022, was: 37,199,150.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$92,326	$122,927
Accounts receivable	3,000	2,629
Contract asset	—	557
Prepaid expenses and other current assets	5,765	5,565
Total current assets	101,091	131,678
Property and equipment, net	5,561	2,499
Other assets	2,725	2,663
Total assets	$109,377	$136,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,299	$3,126
Refund liability	—	21,233
Accrued expenses	19,811	16,207
Total current liabilities	23,110	40,566
Notes payable, net of deferred financing costs	70,350	40,809
Contract liability	9,443	—
Other long-term liabilities	1,671	1,979
Total liabilities	104,574	83,354
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 4,300 shares issued and outstanding at June 30, 2022 and 4,575 shares issued and outstanding at December 31, 2021	4,043	4,302
Common stock, $0.001 par value; 150,000,000 shares authorized, 37,206,457 issued and 37,199,150 outstanding at June 30, 2022 and 36,797,561 issued and 36,790,254 outstanding at December 31, 2021	37	37
Additional paid-in capital	470,222	459,852
Treasury stock at cost, 7,307 shares at June 30, 2022 and December 31, 2021	—	—
Accumulated deficit	(469,499)	(410,705)
Total stockholders’ equity	4,803	53,486
Total liabilities and stockholders’ equity	$109,377	$136,840

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Federal contract revenue	$1,790	$1,905	$3,303	$3,711
Collaboration revenue	—	—	12,673	—
Total revenue	1,790	1,905	15,976	3,711

Expenses:
Research and development	21,495	18,562	39,486	37,153
General and administrative	17,061	6,828	28,798	17,204
Cost of IP license fee	—	—	1,169	—
Total expenses	38,556	25,390	69,453	54,357
Loss from operations	(36,766)	(23,485)	(53,477)	(50,646)
Interest income	84	16	96	40
Interest expense	(2,656)	(351)	(4,348)	(351)
Other expense, net	(95)	(3)	(1,065)	(7)
Net loss and comprehensive loss	$(39,433)	$(23,823)	$(58,794)	$(50,964)
Net loss applicable to common shareholders	$(39,433)	$(23,823)	$(58,794)	$(50,964)
Per share information:
Net loss per share of common stock—basic and diluted	$(1.06)	$(0.65)	$(1.59)	$(1.39)
Basic and diluted weighted average shares outstanding	37,155,917	36,659,615	37,023,976	36,629,823

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(58,794)	$(50,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	171
Amortization of debt issuance costs	703	111
Stock-based compensation expense	7,196	8,026
Amortization of net contract asset/liability	(566)	—
Noncash lease expense	165	152
Noncash lease liability	133	162
Write off of fixed assets	61	—
Issuance of common stock for cost of license agreement	1,169	—
Unrealized loss on foreign currency transactions	930	—
Changes in operating assets and liabilities:
Refund liability	(22,163)	—
Net contract asset/liability	10,566	—
Prepaid expenses and other current assets, non-current assets, and accounts receivable	(2,481)	(1,017)
Accounts payable, accrued expenses and other long term-liabilities	1,576	4,229
Net cash used in operating activities	(61,327)	(39,130)
Cash flows from investing activities
Maturities of short-term investments	—	1,474
Deposit on property and equipment	—	(1,124)
Purchases of property and equipment	(421)	(172)
Net cash (used in) provided by investing activities	(421)	178
Cash flows from financing activities
Proceeds from exercise of stock options	1,747	801
Proceeds from notes payable, net of upfront fee	29,400	12,283
Financing costs, paid	—	(148)
Net cash provided by financing activities	31,147	12,936
Net decrease in cash and cash equivalents	(30,601)	(26,016)
Cash and cash equivalents—beginning of period	122,927	138,509
Cash and cash equivalents—end of period	$92,326	$112,493
Supplemental disclosure of cash flow information
Debt issuance costs included in accrued expenses	$563	$1,723
Property and equipment in accrued expenses	$1,198	$27
Property and equipment in deposits placed in service	$1,665	$—

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A				Additional				Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2020	4,753	$4,469	36,578,460	$37	$444,622	7,307	$—	$(311,929)	$137,199
Stock-based compensation expense	—	—	—	—	5,035	—	—	—	5,035
Exercise of stock options	—	—	55,030	—	244	—	—	—	244
Financing costs	—	—	—	—	(3)	—	—	—	(3)
Net Loss	—	—	—	—	—	—	—	(27,141)	(27,141)
Balance, March 31, 2021	4,753	$4,469	36,633,490	$37	$449,898	7,307	$—	$(339,070)	$115,334
Stock-based compensation expense	—	—	—	—	2,991	—	—	—	2,991
Exercise of stock options	—	—	63,312	—	557	—	—	—	557
Conversion of convertible preferred stock into common	(178)	(167)	35,600	—	167	—	—	—	—
Net loss	—	—	—	—	—	—	—	(23,823)	(23,823)
Balance, June 30, 2021	4,575	$4,302	36,732,402	$37	$453,613	7,307	$—	$(362,893)	$95,059

Balance, December 31, 2021	4,575	$4,302	36,790,254	$37	$459,852	7,307	$—	$(410,705)	$53,486
Stock-based compensation expense	—	—	—	—	3,379	—	—	—	3,379
Exercise of stock options	—	—	225,165	—	1,733	—	—	—	1,733
Issuance of stock related to IP license agreement with Ovid	—	—	123,255	—	1,168	—	—	—	1,168
Net Loss	—	—	—	—	—	—	—	(19,361)	(19,361)
Balance, March 31, 2022	4,575	$4,302	37,138,674	$37	$466,132	7,307	$—	$(430,066)	$40,405
Stock-based compensation expense	—	—	—	—	3,817	—	—	—	3,817
Issuance of common stock (vesting of restricted shares)	—	—	2,508	—	—	—	—	—	—
Exercise of stock options	—	—	2,968	—	14	—	—	—	14
Conversion of convertible preferred stock into common	(275)	(259)	55,000	—	259	—	—	—	—
Net loss	—	—	—	—	—	—	—	(39,433)	(39,433)
Balance, June 30, 2022	4,300	$4,043	37,199,150	$37	$470,222	7,307	$—	$(469,499)	$4,803

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension for the treatment of seizures associated with cyclin-dependent kinase-like 5 (CDKL5) deficiency disorder (CDD) in patients 2 years of age and older. We expect ZTALMY, our first FDA approved product, to become available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. In June 2022, the U.S. Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the Controlled Substances Act (CSA). We also plan to continue to develop ganaxolone for the treatment of other rare genetic epilepsies including tuberous sclerosis complex and for the treatment of status epilepticus.

The continued global spread of COVID-19 has impacted our clinical operations and timelines. For example, our Phase 3 Randomized Therapy In Status Epilepticus Trial (RAISE trial) in refractory status epilepticus (RSE) is conducted in hospitals, primarily intensive care units in academic medical centers, which have experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and a temporary pause beginning in February 2022 of the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24-months to meet product stability testing specifications, we previously adjusted the expectation for our top-line data readout for the RAISE trial to the second half of 2023. In May 2022, we resumed screening and recruitment for the RAISE trial. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

Liquidity

We have not generated any product revenues and have incurred operating losses since inception, including losses of $58.8 million for the six months ended June 30, 2022. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone will require significant additional financing. Our accumulated deficit as of June 30, 2022 was $469.5 million and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions or other sources, and revenues from future product sales, if any.

In July 2022, we entered into an asset purchase agreement with Novo Nordisk, Inc. to sell the Rare Pediatric Disease (RPD) Priority Review Voucher (PRV) awarded to us by the FDA as a result of the RPD Designation for ganaxolone for the treatment of CDD, pursuant to which Novo Nordisk, Inc. will pay us $110.0 million upon the closing of the transaction which is expected to occur in the third quarter of 2022 (the PRV Asset Purchase Agreement), subject to customary closing conditions. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the commercialization and continued development of ganaxolone.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

upfront fee and are eligible to receive up to an additional €97 million in research and development reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double digits to the high teens for the oral programs and the low double-digits to the low twenties for the IV programs.

On May 11, 2021 (Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021 and as further amended by that certain letter agreement on May 23, 2022, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $100.0 million available to us in four tranches (collectively, the Term Loans). As of June 30, 2022, we have drawn a total of $75.0 million of the Term Loans pursuant to the Credit Agreement, with a remaining undrawn principal balance of $25.0 million, which is available through December 31, 2023 and is subject to the achievement of certain milestone events. Refer to Note 8. Notes Payable for additional information.

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

Management’s operating plan, which underlies the analysis of our ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. Our cash and cash equivalents on hand as of June 30, 2022, excluding the $15.0 million liquidity requirement associated with our Note Payable (Note 8), is not sufficient to fund operations for the one-year period after the date the financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern through the one-year period from the date these financial statements are issued. In July 2022, we entered into the PRV Asset Purchase Agreement, pursuant to which Novo Nordisk, Inc. will pay us $110.0 million upon the closing of the transaction, which is expected to occur in the third quarter of 2022, subject to customary closing conditions. In addition to monetizing the PRV, management’s plans that are intended to further mitigate the risk of our ability to continue as a going concern include additional financing or strategic transactions. We have and will continue to evaluate available alternatives to further extend our operations beyond the one-year period after the date the financial statements are issued.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

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

Debt Issuance Costs

Debt issuance costs incurred in connection with Note payable (Note 8) are amortized to interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization, are deducted from the carrying value of the related debt.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of June 30, 2022 and December 31, 2021, all of our financial assets and liabilities were classified as Level 1 valuations.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets
Cash	$4,185	$—	$—	$4,185
Money market funds (cash equivalents)	88,141	—	—	88,141
Total assets	$92,326	$—	$—	$92,326
December 31, 2021
Assets
Cash	$2,360	$—	$—	$2,360
Money market funds (cash equivalents)	120,567	—	—	120,567
Total assets	$122,927	$—	$—	$122,927

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and related costs	$5,167	$5,830
Clinical trials and drug development	10,588	8,217
Professional fees	3,416	1,311
Short-term lease liabilities	595	556
Other	45	293
Total accrued expenses	$19,811	$16,207

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

	June 30,
	2022	2021
Convertible preferred stock	860,000	915,000
Restricted stock awards and restricted stock units	758,217	37,000
Stock options	5,721,407	4,622,470
	7,339,624	5,574,470

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

6. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of June 30, 2022, 577 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of June 30, 2022, 2,791,555 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 700,490 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2022, the shares of common stock available for future grants under the 2014 Plan was increased to 2,343,330.

Stock Options

There were 5,721,407 stock options outstanding as of June 30, 2022 at a weighted average exercise price of $11.32 per share, including 2,929,275 stock options outstanding outside of the 2014 Plan, granted as inducements to new employees. During the six months ended June 30, 2022, 1,608,519 options were granted to employees and directors at a weighted average exercise price of $9.66 per share. Of the options granted, 1,218,783 options were granted pursuant to the 2014 Plan and 389,736 were granted outside of the 2014 Plan as inducements for new employees.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$1,226	$1,083	$2,405	$2,273
General and administrative	2,125	1,827	4,024	5,617
Total	$3,351	$2,910	$6,429	$7,890

Restricted Stock

All issued and outstanding restricted shares of common stock are time-based, and become vested within two years of the grant date, pursuant to the 2014 Plan. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant. As of June 30, 2022, we had 15,125 outstanding shares of restricted common stock.

During the six months ended June 30, 2022, we granted 771,234 restricted stock units, which vest within four years of the grant date, pursuant to the 2014 Plan. As of June 30, 2022, we had 743,092 restricted stock units outstanding.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

Total compensation cost recognized for all restricted stock awards and restricted stock units in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$171	$—	$270	$—
General and administrative	295	81	497	136
Total	$466	$81	$767	$136

Preferred Stock

As of June 30, 2022, 4,300 shares of our Series A Convertible Preferred Stock (Preferred Stock) remained outstanding, convertible into 860,000 shares of our common stock. During the three months ended June 30, 2022, 275 shares of our Preferred Stock were converted into 55,000 shares of common stock.

Stock Issued in Connection with Ovid License Agreement

On March 29, 2022, pursuant to an exclusive patent license agreement with Ovid Therapeutics Inc. (Ovid), we issued 123,255 shares of our common stock to Ovid. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder as sales by an issuer not involving any public offering (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). The fair value of these shares is reflected in operating expenses for the six months ended June 30, 2022.

7. Leases

We have entered into one operating lease for real estate. This lease has a term of 78 months, and includes renewal terms which can extend the lease terms by 60 months (which we include in lease terms when it is reasonably certain that we will exercise the option).  As of June 30, 2022, our operating lease had a remaining lease term of 39 months.  The right-of-use (ROU) asset is included in "Other assets" on our interim consolidated balance sheets as of June 30, 2022 and December 31, 2021, and represents our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.  The ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of June 30, 2022 and December 31, 2021, ROU assets were $1.5 million and $1.7 million, respectively, and operating lease liabilities were $2.3 million and $2.5 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During each of the three months ended June 30, 2022 and 2021, we recognized $0.1 million. During the six months ended June 30, 2022 and 2021, we recognized $0.3 million and $0.2 million, respectively, in total lease costs. In all periods, we recognized less than $0.1 million in short-term lease costs related to short-term operating leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

the initial value of ROU assets and lease liabilities was 11.0%, derived from a corporate yield curve based on a synthetic credit rating model using a market signal analysis. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of June 30, 2022 and December 31, 2021, we have not recognized any impairment losses for our ROU assets.

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

Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Remaining six months of 2022	$406
2023	823
2024	840
2025	642
Thereafter	—
2,711
Less: imputed interest	(445)
Total lease liabilities	$2,266

Current operating lease liabilities	$595
Non-current operating lease liabilities	1,671
Total lease liabilities	$2,266

8. Notes Payable

On May 11, 2021 (Closing Date) and as amended on May 17, 2021 and May 23, 2022, we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $100.0 million, available to us in four tranches (collectively, the Term Loans).

Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans); upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in CDD in September 2021 we borrowed $30.0 million of tranche A-2 term loans from the Lenders (Tranche A-2 Term Loans); and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment to extend the commitment date for the tranche C term loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. Also in May 2022, we delivered to Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. Under the terms of the Credit Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $25.0 million in term loans subject to the following milestone event:

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

●	Through December 31, 2023, $25.0 million of Tranche C Term Loans will be available for draw if we complete one or more financings (including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty, or a sublicense) resulting in gross proceeds to us of at least $40.0 million and net proceeds to us of at least $36.0 million. In addition, the availability of this tranche is subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.

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

At the time of borrowing any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount borrowed at that time. In addition, a commitment fee of 75 basis points per annum began to accrue on each of the tranche B, C, and D commitments for the period beginning 120 days after the funding date of the Tranche A-2 Term Loans, and continued until the applicable tranche was either funded or terminated, at which time the related commitment fees were due. The Tranche A-2 Term Loans were funded on September 27, 2021, and as such, we began accruing the commitment fees for tranche B, C, and D Term Loans 120 days later, on January 25, 2022. We drew down the additional $30.0 million of Tranche B Term Loans in March 2022, and paid less than $0.1 million in commitment fees related to Tranche B Term Loans. The May 2022 amendment eliminated the commitment fees related to the Tranche C Term Loans, and separately, we terminated the Tranche D Term Loans in May 2022. As of June 30, 2022, we paid $0.1 million in total commitment fees, did not have any accruals for commitment fees related to the Term Loans and will incur no commitment fees in the future.

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

We are also required to make mandatory prepayments of the Term Loans upon an event of default under the Credit Agreement resulting from the occurrence of a change of control. These mandatory prepayments are subject to a prepayment premium equal to (i) 12.5% of the principal prepaid if such prepayment occurred on or before May 11, 2022 or (ii) 10.0% of the principal prepaid if the prepayment occurs after May 11, 2022 but on or before May 11, 2023.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

In addition, we are required to pay an exit fee in an amount equal to 2.0% of all principal repaid, whether as a mandatory prepayment, voluntary prepayment, or a scheduled repayment.

In addition to the minimum liquidity covenant, we are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of June 30, 2022, we were in compliance with all covenants.

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

For the six months ended June 30, 2022, we recognized interest expense of $4.3 million, of which $3.5 million was interest on the Term Loans, $0.7 million was non-cash interest expense related to the amortization of debt issuance costs, and $0.1 million was non-cash interest expense related to the commitment fee.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of June 30, 2022 (in thousands):

Gross proceeds	$75,000
Contractual exit fee	1,500
Unamortized debt discount and issuance costs	(6,150)
Total	$70,350

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

The aggregate maturities of Notes payable as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$—
2023	—
2024	11,250
2025	15,000
2026 and thereafter	48,750
Total	$75,000

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

Under the terms of the Orion Collaboration Agreement, we received a €25.0 million ($29.6 million) upfront payment from Orion in July 2021. In connection with the upfront fee, we agreed to provide Orion with the results of a planned genotoxicity study on the M2 metabolite of ganaxolone, a “Combined Micronucleus & Comet study in vivo.” In May 2022, the final study report was received, which confirmed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. In the event that the results of the study were positive, based on the criteria set forth in the study’s protocol, Orion would have had the right to terminate the Orion Collaboration Agreement within ninety (90) days after its receipt of the final study report, and we would have been required to refund Orion seventy-five percent (75%) of the upfront fee. We are eligible to receive up to an additional €97 million in research and development reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double-digits to high teens for the oral programs and the low double-digits to low 20s for the IV program. Also, as part of the overall arrangement, we have agreed to supply the Licensed Products to Orion at an agreed upon price.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

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

At contract inception, we determined that the non-refundable portion of the upfront payment plus the research and development reimbursement constitutes the transaction price as of the outset of the Orion Collaboration Agreement. The refundable portion of the upfront payment and the future potential regulatory and development milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts had not yet been resolved. During the six months ended June 30, 2022, the refundable portion of the upfront payment was determined to be included in the transaction price as the final genotoxicity study on the M2 metabolite of ganaxolone was received as described above. The achievement of the future potential milestones is not within our control and is subject to certain research and development success and therefore carry significant uncertainty. We will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, we will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur since those payments relate primarily to the License, which was delivered by us to Orion upon entering into the Orion Collaboration Agreement. We recorded $12.7 million of the $21.2 million refundable portion of the upfront payment as collaboration revenue in the six months ended June 30, 2022, and $9.4 million was recorded as a long-term liability as of June 30, 2022.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Continued)

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

During the six months ended June 30, 2022, the refundable portion of the upfront payment was determined to be included in the transaction price as the final genotoxicity study on the M2 metabolite of ganaxolone was received as described above. As such, the refundable portion of the upfront payment of €18.8 million ($21.2 million) was allocated to the purchase price as shown below, resulting in a total purchase price of $37.9 million. Of the $21.2 million refundable portion of the upfront payment, we recorded $12.7 million of collaboration revenue in the six months ended June 30, 2022. During the six months ended June 30, 2022, we amortized $0.6 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total contract liability of $15.5 million at June 30, 2022. In accordance with ASC 210-20, the contract liability of $15.5 million is offset by a contract asset of $6.1 million related to the reimbursement of research and development costs, resulting in a net contract liability of $9.4 million at June 30, 2022.

Transaction Price and Net Contract Liability at June 30, 2022:

		Cumulative Collaboration
	Transaction Price	Revenue Recognized	Contract
	As of June 30, 2022	as of June 30, 2022	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	672	6,045
Supply of Licensed Product	9,503	-	9,503
	$37,880	$22,332	15,548

Less Total Contract Asset			6,105
Net Contract Liability			$9,443

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in the United States;
●	our expectations regarding ZTALMY® availability for commercial sale and shipment to patients with a prescription in the United States;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) for ganaxolone;
●	our plans to achieve regulatory approval for ganaxolone in the European Union (EU), and the expected timing thereof;
●	our ability to develop ganaxolone for additional indications, including Refractory Status Epilepticus (RSE), Established Status Epilepticus (ESE), Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone, including in indications other than CDD;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;
●	our ability to maintain marketing approval for ganaxolone in CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;

●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;
●	our expectations regarding our collaboration with Orion Corporation (Orion), including the expected amount and timing of research and development reimbursement, milestone, royalty and other payments pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone in CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our eligibility to receive funding under the remaining debt tranche available under the Credit Agreement with Oaktree;
●	our ability to create an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the extent to which our ability to market and sell ganaxolone may be negatively impacted by third party patents;
●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	the completion of the contemplated sale of the Priority Review Voucher (PRV) (including the satisfaction of the conditions thereto) and the expected timing thereof;
●	our plans with respect to the use of the PRV sale proceeds;
●	our belief that our existing cash and cash equivalents will be sufficient to fund our operating expenses, capital expenditure requirements, and maintain the minimum cash balance required under our debt facility into the fourth quarter of 2023 (assuming the closing of the transactions contemplated by the sale of the PRV);
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;

●	our ability to, among other actions, secure additional financing or strategic transactions and continue as a going concern;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the industry in which we operate and trends which may affect the industry or us.

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

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the FDA approved our new drug application (NDA) for the use of ZTALMY (ganaxolone) oral suspension for the treatment of seizures associated with CDD in patients 2 years of age and older. We expect, ZTALMY, our first FDA approved product, to become available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. In June 2022, the United States Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V (CV) of the Controlled Substances Act (CSA). We also plan to continue to develop ganaxolone for the treatment of other rare genetic epilepsies including TSC and for the treatment of status epilepticus (SE). While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures associated with CDD is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the Central Nervous System (CNS). Ganaxolone is being developed in formulations for two different routes of administration: intravenous (IV) and oral. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

COVID-19

The continued global spread of COVID-19 has impacted our clinical operations and timelines. For example, our Phase 3 Randomized Therapy In Status Epilepticus Trial (RAISE trial) is conducted in hospitals, primarily intensive care units in academic medical centers, which have experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and our recent interruption in drug supply, we previously adjusted our expectation for our top-line data readout for the RAISE trial to the second half of 2023. In May 2022, we resumed screening and recruitment for the RAISE trial. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

Our Products and Product Candidates

ZTALMY® (ganaxolone) oral suspension CV

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD.  ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients 2 years of age and older.  In June 2022, the DEA published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the CSA. We expect ZTALMY, our first FDA approved product, to become available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022.

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

Priority Review Voucher. As a result of the RPD Designation for ganaxolone for the treatment of CDD, the FDA awarded us a PRV on March 18, 2022 in connection with the approval of the use of ZTALMY in CDD. On July 13, 2022, we entered into an asset purchase agreement (the PRV Asset Purchase Agreement) with Novo Nordisk Inc., pursuant to which we agreed to sell the PRV to Novo Nordisk, Inc. for $110.0 million, payable in cash, upon the closing of the transaction. The closing of the transaction, which is expected to occur in the third quarter of 2022, remains subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We intend to use the proceeds from the sale of the PRV for general corporate purposes, including continuing to advance our clinical pipeline and for the commercial launch of ZTALMY.

Commercial Strategy. Since ZTALMY was approved by the FDA, we are focused on implementing and executing an integrated launch plan making ZTALMY available to CDD patients through a specialty pharmacy. Key launch strategies include: (1) establishing our supply chain network and quality management system to assure product is available to patients; (2) driving clinical awareness of ZTALMY as the first and only FDA approved product indicated specifically for seizures associated with CDD; (3) deploying our field sales force to target physicians who treat this rare pediatric patient population; (4) engaging commercial and government payers with the objective of obtaining insurance coverage; and (5) developing our internal capabilities (such as Finance, Human Resources, Information Technology, Data Analytics and Compliance) to support our first launch as a commercial company.

Marketing Strategy.  Our marketing strategy is to reinforce that seizures are central to the constellation of CDD symptoms, establish ZTALMY as central to the comprehensive management of CDD, and ensure that patients have seamless access to ZTALMY from prescription through fulfillment. Our “Now Approved” marketing campaign for ZTALMY is now live, and our integrated commercial launch activities have initiated in the third quarter of 2022.

Sales Strategy.   Our sales organization is in place, including 16 regional account managers experienced in rare disease as our commercial sales force. Our field force is targeting identified key accounts and centers of excellence for CDD. Based on our market research, we estimate the addressable patient population for ZTALMY in CDD in the U.S. is approximately 2,000 patients. As this is the first product approved by the FDA specifically for seizures associated with CDD and the International Classification of Diseases, Tenth Revision (ICD10) code for CDD was established in 2020, there is limited data available for this specific market. We have strengthened both our market access and field force teams, and both payer and customer engagement are underway.

Market Access.  We have established a cross-functional payer and reimbursement account team with the objective of obtaining and maintaining reimbursement (coverage) of ZTALMY.  We are focusing our efforts on reimbursement from commercial payers where pharmacy benefit managers (PBMs) control the majority of commercial pharmacy-benefit lives and government payers, primarily Medicaid for the target population for CDD.  We expect approximately 60% of the CDD patient population will access coverage through both Fee-for-Service and Managed Medicaid, with the remaining 40% accessing commercial coverage, with the top PBMs having significant influence. The prescribing and fulfillment process for ZTALMY is managed through ZTALMY One™, a comprehensive patient support program. Enrollment in the program offers various support and information to help caregivers and patients prescribed ZTALMY access their ZTALMY prescription and assist in determining eligibility for and access to co-pay support or free drug programs.

Specialty Pharmacy.  We are utilizing Orsini Pharmaceutical Services, LLC., a specialty pharmacy, to provide services for patients, including patient enrollment, benefit verification and investigation, prior authorization support, patient education and drug counseling, dispensing of product and shipment coordination.

Infrastructure.  We continue to enhance our internal capabilities and processes to support a commercial stage company.  We have implemented a healthcare compliance program to guide our compliance with rules and regulations regarding pharmaceutical sales.

Manufacture of Commercial Supply. We are in the process of negotiating a commercial supply agreement for ganaxolone active pharmaceutical ingredient with our current manufacturer. We are also finalizing a commercial supply agreement with our current supplier of finished bulk drug product.

Regulated as a Controlled Substance. On June 1, 2022, the DEA published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the CSA. Under the CSA, drugs are classified into five (5) distinct categories or schedules depending upon the drug’s acceptable medical use and the drug’s abuse or dependency potential. Schedule V is defined by the DEA as drugs with lower potential for abuse than schedule IV and consist of preparations containing limited quantities of certain narcotics. We expect ZTALMY, our first FDA approved product, to become available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. As a controlled substance, ganaxolone is subject to the applicable CSA requirements such as registration, security, recordkeeping and reporting, storage manufacturing, distribution, importation and other requirements.

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

In February 2022, the MAA was converted to a standard review and we reached an agreement with the EMA to extend the Day 120 clock stop by three months to allow sufficient time to respond to questions received as part of the review process. In May 2022, we submitted a request for discussion to the CHMP to extend the Day 120 clock stop by an additional four months in order to allow sufficient time to conduct the non-clinical testing requested by the EMA and to respond to questions received as part of the review process. The CHMP agreed with our proposal for the extension of the Day 120 clock stop. As a result, we expect to submit complete responses to the EMA by the end of November 2022, and we expect the CHMP’s opinion on the MAA by the end of the first quarter of 2023. Further delays in the review and approval process could occur if we are not able to timely or adequately respond to all EMA requests or if the EMA does not agree that our responses are adequate to address its questions.

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

Status Epilepticus (SE)

SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having ESE, and those who subsequently fail at least one second-line antiepileptic drug (AED) are classified as having RSE. In RSE, synaptic GABAA receptors are internalized into the neuron, resulting in decreased responsiveness to drugs such as benzodiazepines. RSE unresponsiveness to one or more second-line AEDs requires treatment with IV anesthesia to terminate seizures and prevent neuronal injury and other complications. The IV anesthetic is increased to a level that induces deep coma and is maintained at that rate for 24 hours or more. SE that recurs following an attempted wean of IV anesthesia is classified as super refractory status epilepticus (SRSE). In April 2016, we were granted FDA orphan drug designation for the IV formulation of ganaxolone for the treatment of SE, which includes RSE.

In January 2021, we enrolled the first patient in the Phase 3 pivotal RAISE trial. The RAISE trial is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. We expect approximately 80 trial sites in hospitals, primarily across the U.S. and Canada, to participate. The RAISE trial is designed to enroll approximately 124 patients, who will be randomized to receive ganaxolone or placebo added to standard-of-care. With this number of patients, the trial is designed to provide over 90% power to detect a 30% efficacy difference between ganaxolone and placebo.

The co-primary endpoints for the RAISE trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for SE treatment, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following initiation of the study drug. Several academic medical centers and intensive care units participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays. Additionally, in February 2022, we temporarily paused the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24 months to meet product stability testing specifications. We notified the FDA of this issue and our plans to proactively pause the trial, and we subsequently provided additional information to the FDA to support resuming trial activities. In May 2022, we announced that the trial had resumed utilizing new batches of the current IV formulation of ganaxolone. We have implemented a reduced shelf life of 12 months. In agreement with the FDA, ganaxolone clinical supplies will be stored under refrigerated conditions for the entire duration of clinical use. We anticipate modifying the IV ganaxolone formulation with a new buffer by end of the third quarter of 2022, targeting a shelf life of at least 24 months. The FDA agreed that in principle a buffer change in the ganaxolone IV formulation is acceptable.

In June 2022, we announced that we amended the protocol for the RAISE trial to expand eligibility criteria to support recruitment. We broadened the inclusion criteria to allow for enrollment of patients previously treated with IV anesthesia, as well as patients transferred from other hospitals or treated in the emergency room. We expect that the majority of clinical sites participating in the RAISE trial will have adopted the RAISE protocol amendment by the end of the third quarter of 2022. We reached alignment with the FDA on the RAISE trial protocol amendment, including a proposal for a potential interim analysis upon completion of two-thirds, or approximately 82, of patients participating in the RAISE trial. We continue to expand the number of participating clinical sites for the RAISE trial in the U.S. and Canada. We are now expanding target sites to include Israel and Australia as well, and are working closely with key investigators and site coordinators to support enrollment efficiencies at the sites. Consistent with the prior announcement, we expect our top-line data readout for the RAISE trial to be available in the second half of 2023.

Planning continues for a separate Phase 3 RSE trial to support an MAA in Europe (RAISE II trial). Following a meeting with the EMA in the first quarter of 2021, at which we discussed trial design, and due to the delay in clinical trial supply mentioned for the RAISE trial, the RAISE II trial initiation is planned for the second half of 2023. The RAISE II trial will be a double blind, placebo-controlled pivotal registration trial expected to enroll 70 patients who have failed first-line benzodiazepine treatment and at least one second-line AED. Patients will receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line AED. The RAISE II trial will provide data that is complementary to the RAISE trial, with ganaxolone or placebo being administered in combination with a standard-of-care AED in the RAISE II trial. There are two additional key differences between the RAISE and RAISE II trials. First, rather than specifying progression to IV anesthesia as a treatment failure, the endpoint for the RAISE II trial will include any escalation of care as constituting a treatment failure. This could be IV anesthesia or another second-line IV AED. Second, the primary analysis for the RAISE II trial will be a responder analysis, with response defined as SE cessation within 30 minutes and no escalation of care within 36 hours. The RAISE trial specifies a co-primary endpoint, requiring statistical significance for both early onset and durability of effect.

The FDA has indicated alignment on the overall trial design for a third SE study, the RESET trial, a Phase 2 study evaluating ganaxolone in the treatment of ESE. We plan to begin U.S. enrollment in the second half of 2022. The RESET trial will enroll patients with convulsive SE presenting to emergency departments, and will be conducted under Exception from Informed Consent (EFIC) guidelines. The RESET trial protocol defines two phases: an initial open-label, dose optimization stage and subsequent double-blind placebo-controlled stage. In the open-label portion of the trial, sequential cohorts will determine the phase of the trial. We expect that this double-blind placebo-controlled phase will enroll approximately 80 ESE patients randomized equally to IV ganaxolone or placebo added to standard-of-care. The primary efficacy endpoint of the RESET trial will be the absence of electrographic (rapid EEG) evidence of SE or recurrence of generalized convulsions at 1 hour after the initiation of treatment. We are targeting data from the first dose-finding cohorts of the RESET trial by the end of 2023.

We own a family of pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. In September 2021, the United States Patent Office granted us a patent on a method of treating SE, including dosing regimens. This issued patent expires in 2040. On July 26, 2022 the United States Patent and Trademark Office (USPTO) issued a patent to Ovid Therapeutics, Inc. (Ovid) with claims that encompass our product candidate for the treatment of SE. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, RSE and ESE during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for SE, RSE or ESE based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for SE, RSE and ESE, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for SE, RSE and ESE altogether, which would have a material adverse impact on our business.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that affects many organs by causing, typically non-malignant, tumors in the brain, skin, kidney, heart, eyes, and lungs. The condition is caused by inherited mutations in either the TSC1 gene or the TSC2 gene. It occurs with a frequency of 1:6,000 live births, with a mutation being found in 85% of patients. While the disease phenotype can be extremely variable, epilepsy occurs in up to 85% of TSC patients. TSC is a leading cause of genetic epilepsy, often manifesting in the first year of life as either focal seizures or infantile spasms. There are currently few disease-specific treatments approved for the treatment of seizures in TSC. Orphan drug designation for ganaxolone for the treatment in TSC was granted by the FDA in August 2021 and by the EMA in October 2021.

In August 2021, we announced top-line data from our open-label Phase 2 trial (CALM trial) evaluating the safety and efficacy of adjunctive oral ganaxolone in 23 patients with seizures associated with TSC. The CALM trial enrolled 23 patients ages 2 to 32 who entered a four-week baseline period followed by a 12-week treatment period, during which they received up to 600 mg of ganaxolone (oral liquid suspension) three times a day. Patients who met eligibility criteria were able to continue ganaxolone treatment during a 24-week extension. The primary endpoint was the percent change in 28-day TSC-associated seizure frequency during the 12-week treatment period relative to the four-

week baseline period. Secondary outcome measures included the percentage of patients experiencing a greater than or equal to 50% reduction in 28-day TSC-associated seizure frequency through the end of the 12-week treatment period compared to the 4-week baseline period.

The primary endpoint showed a median 16.6% reduction in 28-day frequency of TSC-associated seizures relative to the four-week baseline period. A secondary endpoint showed that the proportion of patients that achieved at least a 50% seizure reduction was 30.4%. During the trial, patients with focal seizures (n=19) showed a median 25.2% reduction in focal seizure frequency. Ganaxolone was generally well-tolerated with somnolence reported as the most common AE. In addition, one serious adverse event (SAE) of worsening seizures occurred, which was assessed by the investigator as treatment-related. Four patients discontinued the trial due to AEs. Additionally, the data from the trial suggested that in patients on concomitant Epidiolex, elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. The interpretation of these findings is limited by the small sample size and open-label design of the study. A formal Phase 1 drug-drug interaction study is ongoing to assess whether there is an interaction between ganaxolone and Epidiolex. Additionally, the titration schedule for all subjects in the Phase 3 TSC trial has been adjusted to maximize tolerability.

In response to our request for an End of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. We also believe that, based on the FDA’s written responses, and with the FDA approval of CDD, a single trial could serve as necessary support for regulatory approval for TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, the EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses from the EMA, like those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the first quarter of 2022 and dosing the first patient in the second quarter of 2022, we are actively screening patients in the U.S. for enrollment in a global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone in approximately 160 TSC patients. We expect to expand the trial to include up to 80 sites, including several TSC centers of excellence, predominantly in the U.S., Western Europe, Canada and Israel. The primary endpoint for the TrustTSC trial is percent change in 28-day frequency of TSC-associated seizures. We plan to announce top-line data from the TrustTSC trial in the first quarter of 2024.

Second-Generation Formulation, Prodrug Development and Lennox-Gastaut Syndrome (LGS)

Top-line data from a Phase 1 trial with healthy volunteers utilizing the first candidate for a second-generation formulation of ganaxolone were announced in the second quarter of 2022, including pharmacokinetic (PK) characteristics that may allow for twice-daily dosing. We believe that the data support further clinical development of this formulation of ganaxolone, and additional Phase 1 trials are planned.

The development of ganaxolone prodrug compounds continues to advance, with lead oral and IV candidates selected, and Phase 1 data targeted for 2024.

LGS is a severe form of epilepsy that typically begins between one and eight years of age. Affected children have neurodevelopmental impairments and intractable seizures, including atonic, tonic and atypical absence seizures.

We plan to pursue the development of ganaxolone for LGS, given the overlap in seizure types and etiologies with other disorders where ganaxolone has potential to improve clinical outcomes, such as CDD and TSC. We are planning to utilize a second-generation formulation of ganaxolone for our LGS development program. A Phase 2 trial in LGS is now targeted to begin in 2023.

Operations

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical studies, clinical trials and raising capital. We have funded our operations primarily through sales of equity and debt securities. We expect ZTALMY, our first FDA approved product, to become available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We have incurred operating losses since inception, have not generated any product sales revenue and have not achieved profitable operations. We incurred a net loss of $58.8 million and $51.0 million for the six months ended June 30, 2022 and 2021, respectively. Our accumulated deficit as of June 30, 2022 was $469.5 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we carry out all of our planned commercialization and continued research and development activities with respect to ganaxolone.

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

We had cash and cash equivalents of $92.3 million at June 30, 2022. In July 2022, we entered into the PRV Asset Purchase Agreement to sell our PRV, pursuant to which Novo Nordisk, Inc. will pay us $110.0 million upon the closing of the transaction, which is expected to occur in the third quarter of 2022, subject to customary closing conditions. We believe that, upon receipt of the net proceeds from the PRV Asset Purchase Agreement, our existing cash and cash equivalents on hand as of June 30, 2022 will be sufficient to fund our operating expenses, capital expenditure requirements and maintain the minimum cash balance required under our debt facility into the fourth quarter of 2023. Excluding the net proceeds from the PRV Asset Purchase Agreement, we believe that our existing cash and cash equivalents on hand as of June 30, 2022 will be sufficient to fund our operating expenses, capital expenditure requirements and maintain the minimum cash balance required under our debt facility into the first quarter of 2023. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

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

IP License Fee Expenses

In March 2022, we entered into an exclusive patent license agreement (License Agreement) with Ovid Therapeutics Inc. (Ovid). Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of, and be owned solely by, us. We were required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock was exercisable within the five-business day period following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 24, 2022. On March 29, 2022, we issued 123,255 shares of our common stock to Ovid, per Ovid’s option in accordance with the License Agreement. As such, we recorded $1.2 million of IP license fee expenses related to the Ovid License Agreement in the six months ended June 30, 2022.

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

Results of Operations

Federal Contract Revenue

We recognized $1.8 million and $3.3 million of federal contract revenue for the three and six months ended June 30, 2022, respectively, as a result of the BARDA Contract. We recognized $1.9 million and $3.7 million for the three and six months ended June 30, 2021, respectively, as a result of the BARDA Contract.

Collaboration Revenue

Collaboration revenue was $12.7 million for the six months ended June 30, 2022, as a result of revenue recognition related to the previously refundable upfront payment pursuant to the Orion Collaboration Agreement. We did not recognize any collaboration revenue for the three months ended June 30, 2022. In connection with the upfront fee, we agreed to provide Orion with the results of an ongoing genotoxicity study. In February 2022, the verified draft study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. These results were formalized in the final study report received in May 2022 and, as a result of the study’s findings, we are not required to refund Orion any of the upfront fee and Orion does not have the right to terminate the Orion Collaboration Agreement based on the study outcome. During the six months ended June 30, 2022, we allocated the previously refundable portion of the upfront payment to the transaction price and recognized the related revenue. We did not recognize any collaboration revenue for the three and six months ended June 30, 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
CDKL5 deficiency disorder (1)	$1,209	$2,722	$2,064	$4,561
PCDH19-related epilepsy (2)	483	443	1,063	1,442
Tuberous Sclerosis (3)	2,713	395	4,307	1,254
Drug Development - Suspension (4)	307	3,036	1,655	4,874
Oral Indications Subtotal	4,712	6,596	9,089	12,131

Status epilepticus (5)	1,954	1,152	3,823	2,488
Drug Development - IV (6)	2,272	806	3,980	2,544
IV Indications Subtotal	4,226	1,958	7,803	5,032

Other research and development (7)	3,948	3,004	5,395	6,139
Indirect research and development (8)	8,609	7,004	17,199	13,851
Total	$21,495	$18,562	$39,486	$37,153

(1)	The decrease in the three and six months ended June 30, 2022 compared to the 2021 period was due primarily to more significant regulatory and statistical analysis expenses associated with our NDA filing preparation than in the prior period and reduced clinical trial activity in the current period.
(2)	The decrease in the six months ended June 30, 2022 compared to the 2021 period was due primarily to lower period costs associated with our on-going open label extension in the first quarter of 2022 compared to the first quarter of 2021. Costs remained consistent in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
(3)	The increase in the three and six months ended June 30, 2022 compared to the 2021 period was due primarily to increased activity in the 2022 period from the Phase 3 TSC trial start-up, as compared to more limited Phase 2 activities in the relevant 2021 period.
(4)	The decrease in the three and six months ended June 30, 2022 compared to the 2021 period was due primarily to higher manufacturing costs related to pre-validation and registration batches in the prior period compared to the relevant 2022 period.
(5)	The increase in the three and six months ended June 30, 2022 compared to the 2021 period was due primarily to increased costs related to the RESET trial, with no comparable costs in the relevant 2021 period.
(6)	The increase in the three and six months ended June 30, 2022 compared to the 2021 period was due primarily to set-up fees at a new third party manufacturer and ongoing stability testing.
(7)	Other research and development expenses include external expenses associated with preclinical and clinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies, and other professional fees. The change in the three months ended June 30, 2022 compared to the 2021 period was due primarily to toxicology and other safety study activities. The change in the six months ended June 30, 2022 compared to the 2021 period was due primarily to the Phase 1 clinical trials.

(8)	The increase in the three and six months ended June 30, 2022 compared to the 2021 period was related to increased personnel costs in support of our increased activity in preclinical, clinical, and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $17.1 million and $28.8 million for the three and six months ended June 30, 2022, respectively, compared to $6.8 million and $17.2 million for the three and six months ended June 30, 2021. The primary drivers of the increase for the three months ended June 30, 2022 were $4.2 million in increased commercialization preparation, $2.8 million in increased personnel and training costs, $1.3 million in increased consulting costs, $0.9 million in increased general costs, $0.5 million in increased noncash stock-based compensation costs, $0.3 million in increased software related expenses, and $0.3 million in increased travel and meeting costs. The primary drivers of the increase for the six months ended June 30, 2022 were $4.8 million in increased commercialization preparation, $4.7 million in increased personnel and training costs, $1.6 million in increased consulting costs, $0.6 million in increased general costs, $0.6 million in travel and meeting costs, and $0.5 million in increased software related expenses, partially offset by a $1.2 million decrease in noncash stock-based compensation costs. Of such decrease, $2.1 million was due to modifications of stock options recorded in the first quarter of 2021 in connection with a severance agreement with our former Chief Financial Officer.

Interest Expense

Interest expense was $2.7 million and $4.3 million for the three and six months ended June 30, 2022, respectively. Interest expense for the six months ended June 30, 2022 included $3.5 million of interest paid, $0.7 million of debt amortization, and $0.1 million related to commitment fees paid in connection with our Notes payable (Note 8 in accompanying notes to consolidated financial statements). Interest expense of $0.4 million was recorded for the six months ended June 30, 2021. No interest expense was recorded in the first quarter of 2021.

Other Expense

Other expense was $1.1 million for the six months ended June 30, 2022. Other expense for the six months ended June 30, 2022 consisted principally of foreign currency translation, losses on fixed assets held for sale, and fair value adjustments. Other expense recorded in the three months ended June 30, 2022 and the three and six months ended June 30, 2021 was not material.

Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $58.8 million and $51.0 million for the six months ended June 30, 2022 and 2021, respectively. Our cash used in operating activities was $61.3 million for the six months ended June 30, 2022 compared to $39.1 million for the six months ended June 30, 2021. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt. In July 2022, we entered into the PRV Asset Purchase Agreement to sell our PRV, pursuant to which Novo Nordisk, Inc. will pay us $110.0 million upon the closing of the transaction, which is expected to occur in the third quarter of 2022, subject to customary closing conditions. At June 30, 2022, we had cash and cash equivalents of $92.3 million.

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

Oaktree Credit Agreement

On May 11, 2021 (Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021 and as further amended by that certain letter agreement on May 23, 2022, the Credit Agreement) with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $100.0 million, available to us in four tranches (collectively, the Term Loans). Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans), upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in CDD in September 2021, we borrowed $30.0 million of Tranche A-2 Term Loans from the Lenders (Tranche A-2 Term Loans), and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment to extend the commitment date for the tranche C term loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. In May 2022, we also delivered to the Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. Under the terms of the Credit Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $25.0 million in Term Loans subject to the following milestone event:

●	Through December 31, 2023, $25.0 million of Tranche C Term Loans will be available for draw if we complete one or more financings (including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense) resulting in gross proceeds to us of at least $40.0 million and net proceeds to us of at least $36.0 million. In addition, the availability of this tranche is subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.

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

At the time of borrowing any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount borrowed at that time. In addition, a commitment fee of 75 basis points per annum began to accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the Tranche A-2 Term Loans, and continued to accrue until the applicable tranche was either funded or terminated, at which time the related commitment fees were due. The Tranche A-2 Term Loans were funded on September 27, 2021, and as such, we began accruing the commitment fees for tranche B, C, and D term loans 120 days later, on January 25, 2022. We drew down the additional $30.0 million of Tranche B Term Loans in March 2022, and paid less than $0.1 million in commitment fees related to Tranche B Term Loans. The May 2022 amendment eliminated the commitment fees related to the Tranche C Term Loans, and separately, we terminated the Tranche D Term Loans in May 2022. As of June 30, 2022, we did not have any accruals for commitment fees related to the Term Loans.

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

Equity Distribution Agreement

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60 million through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the SEC on July 9, 2020 and declared effective by the SEC on July 27, 2020. We did not sell any shares of our common stock during the three and six months ended June 30, 2022 or during the year ended December 31, 2021 under the New EDA.

IP License Agreement

In March 2022, we entered into an exclusive patent license agreement (License Agreement) with Ovid Therapeutics Inc. (Ovid). Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of, and be owned solely by, us. We were required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock was exercisable within the five-business day period following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 24, 2022. On March 29, 2022, we issued 123,255 shares of our common stock to Ovid, per Ovid’s option in accordance with the License Agreement. As such, we recorded $1.2 million of IP license fee expenses related to the Ovid License Agreement in the six months ended June 30, 2022.

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

Cash Flows

Operating Activities. Cash used in operating activities increased to $61.3 million for the six months ended June 30, 2022 compared to $39.1 million for the same period in 2021. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, stock-based compensation, cost of license agreement and changes in the net contract assets/liabilities related to the Orion Collaboration Agreement, the change in cash used in operating activities for the six months ended June 30, 2022 compared to the same period in 2021, was primarily the result of decreases in the changes in accounts payable, accrued expenses and other long term-liabilities and an increase in operating expenses.

Investing Activities. Cash used by investing activities for the six months ended June 30, 2022 represents $0.4 million in purchases of property and equipment. Cash provided by investing activities for the six months ended June 30, 2021 represents the maturity of short-term investments of $1.5 million, partially offset by $1.3 million in deposits on and purchases of property and equipment.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2022 includes $29.4 million in proceeds from notes payable, net of issuance costs, and $1.7 million in proceeds from the exercise of stock options. Cash provided by financing activities for the six months ended June 30, 2021 includes $12.3 million in proceeds from notes payable, net of issuance costs and $0.8 million in proceeds from the exercise of stock options, partially offset by $0.1 million of debt issuance costs.

Funding Requirements

We have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund the commercialization of ZTALMY and our continuing and planned clinical trials for ganaxolone.

We had cash and cash equivalents of $92.3 at June 30, 2022. In July 2022, we entered into the PRV Asset Purchase Agreement to sell our PRV, pursuant to which Novo Nordisk, Inc. will pay us $110.0 million upon the closing of the transaction, which is expected to occur in the third quarter of 2022, subject to customary closing conditions. We believe that, upon receipt of the net proceeds of the PRV payment, our existing cash and cash equivalents on hand as of June 30, 2022 will be sufficient to fund our operating expenses, capital expenditure requirements and maintain the minimum cash balance required under our debt facility into the fourth quarter of 2023. Excluding the net proceeds from the PRV, we believe our existing cash and cash equivalents on hand as of June 30, 2022 will be sufficient to fund our operating expenses, capital expenditure requirements and maintain the minimum cash balance required under our debt facility into the first quarter of 2023. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the timing and success of our commercialization of ZTALMY;

●	the ongoing and planned development, formulation and commercialization activities related to ganaxolone;
●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the scope, progress, results and costs of researching and developing ganaxolone or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone or any other future product candidates;
●	the cost of commercialization activities for ZTALMY or any other future product candidates that are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments pursuant to our exclusive license agreement with Orion for the commercialization of ganaxolone in Europe;
●	our eligibility for the additional debt tranche under the Credit Agreement with Oaktree;
●	any product liability, infringement or other lawsuits related to our product candidates and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, approved products, including payments payable to Ovid.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended June 30, 2022, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2021, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 24, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products, all of which contain ganaxolone, if approved, and to use our related technologies. We may become party to adversarial proceedings or litigation regarding intellectual property rights with respect to one or more of our products, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing one or more of our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing one or more of our products. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing one or more of our products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

On July 26, 2022 the USPTO issued a patent to Ovid Therapeutics, Inc. (Ovid) with claims that encompass our product candidate for the treatment of SE. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, RSE and ESE during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for SE, RSE or ESE based upon the “safe harbor” provisions of the Hatch-Waxman Act. We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for SE, RSE or ESE, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for SE, RSE and ESE altogether, which would have a material adverse impact on our business.

We have multiple ganaxolone drug products in development, and until such products are approved by regulatory authorities, there remains the risk that the drug product quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies, and product approvals.

We currently have multiple ganaxolone drug products in clinical development, including an oral suspension, IV solution and a new formulation that is being utilized in an ongoing Phase 1 trial with top-line data expected to be announced in mid-2022. While we strive to develop a full understanding of manufacturing processes used, as well as the resultant product quality attributes, there is a risk that problems may arise over the course of development which could render a given drug product non-viable. Such problems could relate to manufacturing reproducibility, scale-up challenges, drug product chemical or physical stability issues. Related quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies and product approvals. Such quality requirements can include physical and chemical attributes of the drug product, stability and shelf life, microbial and other contamination, including adverse impact of drug product packaging and administration devices. These problems could result in unacceptable manufacturing economics, or direct concerns related to drug product safety or efficacy. For example, we announced in February 2022 a product supply interruption for our IV ganaxolone clinical supplies. Routine monitoring of stability batches of IV clinical supply material showed visible particulates of aluminum phosphate in the drug solution, which led to a pause in recruitment for the RAISE trial. In May 2022, we announced that the RAISE trial had resumed utilizing new batches of the current IV formulation of ganaxolone. In connection with the resumption of the trial and in consultation with the FDA, we have implemented a 12-month shelf life; refrigerated storage conditions for the entire duration of clinical use, including storage at the clinical sites; and frequent testing for visible particles. If we experience issues with product quality requirements and we are unable to resolve these issues in a timely manner or at all, we may need to delay or terminate our RAISE or other clinical trials with the current IV formulation, which could further delay our clinical development plans and future product approvals.

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

3.8	Delaware Certificate of Change of Registered Agent (Incorporated by reference to Exhibit 3.8 to Form 10-Q quarterly report filed on May 12, 2022.)
4.1	Specimen Certificate evidencing shares of Marinus Pharmaceuticals, Inc.’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
10.1

Letter Agreement re: Amendment to Tranche C Commitment, dated May 23, 2022, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on May 25, 2022.)

10.2*+

Asset Purchase Agreement, dated July 13, 2022, by and between Marinus Pharmaceuticals, Inc. and Novo Nordisk Inc. (Incorporated by referenced to Exhibit 10.1 to Form 8-K current report filed on July 14, 2022.)

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

+ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN, M.D.	President and Chief Executive Officer (principal executive officer) and Director	August 11, 2022
Scott Braunstein, M.D.

/s/ STEVEN PFANSTIEL	Chief Financial Officer and Treasurer (principal financial and accounting officer)	August 11, 2022
Steven Pfanstiel