Form 10-Q
period 2022-09-30
MARINUS PHARMACEUTICALS, INC.
filed 2022-11-07
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2022, was: 37,196,644.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$168,249	$122,927
Accounts receivable, net	3,398	2,629
Inventory	104	—
Contract asset	—	557
Prepaid expenses and other current assets	5,255	5,565
Total current assets	177,006	131,678
Property and equipment, net	5,520	2,499
Other assets	2,315	2,663
Total assets	$184,841	$136,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,622	$3,126
Refund liability	—	21,233
Accrued expenses	19,428	16,207
Total current liabilities	21,050	40,566
Notes payable, net of deferred financing costs	70,780	40,809
Contract liability	9,499	—
Other long-term liabilities	1,508	1,979
Total liabilities	102,837	83,354
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 4,300 shares issued and outstanding at September 30, 2022 and 4,575 shares issued and outstanding at December 31, 2021	4,043	4,302
Common stock, $0.001 par value; 150,000,000 shares authorized, 37,203,951 issued and 37,196,644 outstanding at September 30, 2022 and 36,797,561 issued and 36,790,254 outstanding at December 31, 2021	37	37
Additional paid-in capital	474,133	459,852
Treasury stock at cost, 7,307 shares at September 30, 2022 and December 31, 2021	—	—
Accumulated deficit	(396,209)	(410,705)
Total stockholders’ equity	82,004	53,486
Total liabilities and stockholders’ equity	$184,841	$136,840

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Product revenue, net	$555	$—	$555	$—
Federal contract revenue	1,785	1,127	5,088	4,838
Collaboration revenue	—	8,987	12,673	8,987
Total revenue	2,340	10,114	18,316	13,825

Expenses:
Research and development	19,002	18,353	58,488	55,506
Selling, general and administrative	13,389	9,452	42,187	26,656
Cost of product revenue	48	—	48	—
Cost of collaboration revenue	—	1,478	—	1,478
Cost of IP license fee	—	—	1,169	—
Total expenses	32,439	29,283	101,892	83,640
Loss from operations	(30,099)	(19,169)	(83,576)	(69,815)
Interest income	514	17	610	57
Interest expense	(2,634)	(678)	(6,982)	(1,029)
Gain from sale of priority review voucher, net	107,375	—	107,375	—
Other (expense) income, net	(114)	323	(1,179)	316
Income (loss) before income taxes	75,042	(19,507)	16,248	(70,471)

Provision for income taxes	(1,752)	—	(1,752)	—
Net income (loss) and comprehensive income (loss)	$73,290	$(19,507)	$14,496	$(70,471)

Net income allocated to preferred shareholders	1,656	—	336	—
Net income (loss) applicable to common shareholders	$71,634	$(19,507)	$14,160	$(70,471)
Per share information:
Net income (loss) per share of common stock—basic	$1.93	$(0.53)	$0.38	$(1.92)
Net income (loss) per share of common stock—diluted	$1.89	$(0.53)	$0.37	$(1.92)
Basic weighted average shares outstanding	37,202,269	36,744,591	37,084,060	36,667,472
Diluted weighted average shares outstanding	37,910,511	36,744,591	38,393,754	36,667,472

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities
Net income (loss)	$14,496	$(70,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of PRV, net of transaction costs	(107,375)	—
Depreciation and amortization	336	262
Amortization of debt issuance costs	1,133	319
Stock-based compensation expense	11,091	10,867
Amortization of net contract asset/liability	(1,000)	(41)
Noncash lease expense	194	232
Noncash lease liability	252	237
Write off of fixed assets	169	—
Issuance of common stock for cost of license agreement	1,169	—
Unrealized loss on foreign currency transactions	930	—
Changes in operating assets and liabilities:
Refund liability	(22,163)	21,828
Net contract asset/liability	11,057	(1,018)
Prepaid expenses and other current assets, non-current assets, inventory and accounts receivable	(2,313)	(453)
Accounts payable, accrued expenses and other long term-liabilities	1,052	4,511
Net cash used in operating activities	(90,972)	(33,727)
Cash flows from investing activities
Proceeds from sale of PRV, net of transaction costs	107,375	—
Maturities of short-term investments	—	1,474
Deposit on property and equipment	—	(1,329)
Purchases of property and equipment	(1,682)	(839)
Net cash provided by (used in) investing activities	105,693	(694)
Cash flows from financing activities
Proceeds from exercise of stock options	1,763	902
Proceeds from notes payable, net of upfront fee	28,838	40,259
Financing costs, paid	—	(148)
Net cash provided by financing activities	30,601	41,013
Net increase in cash and cash equivalents	45,322	6,592
Cash and cash equivalents—beginning of period	122,927	138,509
Cash and cash equivalents—end of period	$168,249	$145,101
Supplemental disclosure of cash flow information
Debt issuance costs included in accrued expenses	$—	$900
Property and equipment in accrued expenses	$—	$107
Property and equipment in deposits placed in service	$1,665	$—

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Series A				Additional				Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2020	4,753	$4,469	36,578,460	$37	$444,622	7,307	$—	$(311,929)	$137,199
Stock-based compensation expense	—	—	—	—	5,035	—	—	—	5,035
Exercise of stock options	—	—	55,030	—	244	—	—	—	244
Financing costs	—	—	—	—	(3)	—	—	—	(3)
Net Loss	—	—	—	—	—	—	—	(27,141)	(27,141)
Balance, March 31, 2021	4,753	$4,469	36,633,490	$37	$449,898	7,307	$—	$(339,070)	$115,334
Stock-based compensation expense	—	—	—	—	2,991	—	—	—	2,991
Exercise of stock options	—	—	63,312	—	557	—	—	—	557
Conversion of convertible preferred stock into common	(178)	(167)	35,600	—	167	—	—	—	—
Net loss	—	—	—	—	—	—	—	(23,823)	(23,823)
Balance, June 30, 2021	4,575	$4,302	36,732,402	$37	$453,613	7,307	$—	$(362,893)	$95,059
Stock-based compensation expense	—	—	—	—	2,841	—	—	—	2,841
Exercise of stock options	—	—	18,799	—	101	—	—	—	101
Net loss	—	—	—	—	—	—	—	(19,507)	(19,507)
Balance, September 30, 2021	4,575	$4,302	36,751,201	$37	$456,555	7,307	—	(382,400)	78,494

Balance, December 31, 2021	4,575	$4,302	36,790,254	$37	$459,852	7,307	$—	$(410,705)	$53,486
Stock-based compensation expense	—	—	—	—	3,379	—	—	—	3,379
Exercise of stock options	—	—	225,165	—	1,733	—	—	—	1,733
Issuance of stock related to IP license agreement with Ovid	—	—	123,255	—	1,168	—	—	—	1,168
Net Loss	—	—	—	—	—	—	—	(19,361)	(19,361)
Balance, March 31, 2022	4,575	$4,302	37,138,674	$37	$466,132	7,307	$—	$(430,066)	$40,405
Stock-based compensation expense	—	—	—	—	3,817	—	—	—	3,817
Issuance of common stock (vesting of restricted shares)	—	—	2,508	—	—	—	—	—	—
Exercise of stock options	—	—	2,968	—	14	—	—	—	14
Conversion of convertible preferred stock into common	(275)	(259)	55,000	—	259	—	—	—	—
Net loss	—	—	—	—	—	—	—	(39,433)	(39,433)
Balance, June 30, 2022	4,300	$4,043	37,199,150	$37	$470,222	7,307	$—	$(469,499)	$4,803
Stock-based compensation expense	—	—	—	—	3,895	—	—	—	3,895
Exercise of stock options	—	—	3,304	—	16	—	—	—	16
Net settlement of restricted shares	—	—	(5,810)	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	73,290	73,290
Balance, September 30, 2022	4,300	$4,043	37,196,644	$37	$474,133	7,307	—	(396,209)	82,004

See accompanying notes to consolidated financial statements.

1. Description of the Business and Liquidity

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension for the treatment of seizures associated with cyclin-dependent kinase-like 5 (CDKL5) deficiency disorder (CDD) in patients 2 years of age and older. In June 2022, the U.S. Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the Controlled Substances Act (CSA). ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We also plan to develop ganaxolone for the treatment of other rare genetic epilepsies, including tuberous sclerosis complex (TSC), and for the treatment of status epilepticus (SE).

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

Liquidity

Other than for the three months ended September 30, 2022, we have not generated any product revenues, and excluding the one-time gain from the sale of the Rare Pediatric Disease (RPD) Priority Review Voucher (PRV) resulting in net income for the three and nine months ended September 30, 2022, we have incurred operating losses since inception. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone will require significant additional financing. Our accumulated deficit as of September 30, 2022 was $396.2 million, and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions or other sources, and revenues from future product sales, if any.

In July 2022, we entered into an asset purchase agreement with Novo Nordisk, Inc. to sell the PRV awarded to us by the FDA as a result of the RPD Designation for ganaxolone for the treatment of CDD, pursuant to which Novo Nordisk, Inc. paid us $110.0 million upon the closing of the transaction in the third quarter of 2022. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the commercialization and continued development of ganaxolone.

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

On May 11, 2021 (Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021 and as further amended by that certain letter agreement on May 23, 2022, the Credit Agreement), and as further amended by that certain Limited Consent and First Amendment to Credit Agreement on October 28, 2022 (the Credit Agreement Amendment) with Oaktree Fund Administration, LLC, as administrative agent and the lenders party thereto that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $100.0 million available to us in four tranches (collectively, the Term Loans). As of September 30, 2022, we have drawn a total of $75.0 million of the Term Loans pursuant to the Credit Agreement, with a remaining undrawn principal balance of $25.0 million, which is available through December 31, 2023 and is subject to the achievement of certain milestone events. Refer to Note 9. Notes Payable for additional information.

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone active pharmaceutical ingredient (API) (Option 2), (ii) changes the end of date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million.

The BARDA Contract consists of an approximately two-year base period, and an extension period through December 31, 2023, during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the base period and extension period, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million, if all development options are completed. The contract period-of-performance (base and extension periods plus option exercises) is up to approximately five years.

Management’s operating plan, which underlies the analysis of our ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. For the year ended December 31, 2021, the three months ended March 31, 2022, and the three and six months ended June 30, 2022, we identified conditions and events that raised substantial doubt about our ability to continue as a going concern as our cash and cash equivalents for each of these periods were not sufficient to fund operations for the one-year period after each of the dates such financial statements were issued. In August 2022, we secured additional funding of $107.4 million in net proceeds from the closing of the PRV transaction with Novo Nordisk, Inc. In October 2022, we entered into a royalty monetization agreement with Sagard Healthcare Partners, pursuant to which we received a total of $32.5 million upfront in return for royalty payments on U.S. net sales of ganaxolone. We believe our cash and cash equivalents on hand as of September 30, 2022, inclusive of the $32.5 million payment from Sagard Healthcare Partners and excluding the $15.0 million liquidity requirement associated with our Note Payable (Note 9), is sufficient to fund operations for at least the next twelve months from the issuance of these financial statements.

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

Product Revenue, net

We recognize ZTALMY revenue in accordance with ASC 606 – Revenue from contracts with customers. Our revenue recognition analysis consists of the following steps: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as we satisfy each performance obligation.

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We have one customer, Orsini Pharmaceutical Services, LLC (Orsini), which is a specialty pharmacy that dispenses ZTALMY directly to patients. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

Trade Discounts and Allowances. We provide an incentive prompt payment discount to Orsini as explicitly stated in the contract with Orsini. This discount is recorded as a reduction of ZTALMY revenue and accounts receivable in the period in which the related ZTALMY revenue is recognized. We estimate the amount of variable consideration for discounts and allowances using the expected value method.

Product Returns and Recall. We provide for ZTALMY returns in accordance with our Return Good Policy. We estimate the amount of ZTALMY that may be returned using the expected value method, and we present this amount as a reduction of ZTALMY revenue in the period the related ZTALMY revenue is recognized. In the event of a recall, we will promptly notify Orsini and will reimburse Orsini for direct administrative expenses incurred in connection with the recall as well as the cost of replacement product.

Government Rebates. We are subject to discount obligations under state Medicaid programs and Medicare. We estimate reserves related to these discount programs and record these obligations in the same period the related revenue is recognized, resulting in a reduction of product revenue.

Patient Assistance. We offer a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by payors and coupon programs for cash payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with ZTALMY that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

Federal Contract Revenue

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred, and receivables associated with this revenue are included within accounts receivable on our interim consolidated balance sheets. This revenue is not within the scope of ASC 606 – Revenue from contracts with customers.

Trade Receivables, net

Net trade receivables related to ZTALMY sales, which are recorded in net Accounts receivable on the consolidated balance sheets, were approximately $0.2 million as of September 30, 2022. There were no net trade receivables related to ZTALMY as of December 31, 2021. As of both September 30, 2022 and December 31, 2021, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on our assessment of the credit worthiness and financial condition of our customer, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Payment terms for Orsini are approximately 30 days from the shipment date.

Inventory

Inventories are recorded using actual costs and may consist of raw materials (ganaxolone API), work in process and finished goods. We began capitalizing inventory related to ZTALMY subsequent to the March 2022 FDA approval of ZTALMY, as the related costs were expected to be recoverable through the commercialization and subsequent sale of ZTALMY. Prior to FDA approval of ZTALMY, costs estimated at approximately $2 million for commercially saleable product and materials were incurred and included in research and development expenses. As a result, cost of product revenues related to ZTALMY will initially reflect a lower average per unit cost of materials over the next approximately 24 months as previously expensed inventory is utilized for commercial production and sold to customers.

Debt Issuance Costs

Debt issuance costs incurred in connection with Note payable (Note 9) are amortized to interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization, are deducted from the carrying value of the related debt.

Contract Liability

When consideration is received, or such consideration is unconditionally due, from a customer prior to completing our performance obligation to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities expected to be recognized as revenue or a reduction of expense within the 12 months following the balance sheet date are classified as current liabilities. Contract liabilities not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term liabilities. In accordance with ASC 210-20, our contract liability is partially offset by a contract asset as further discussed in Note 10.

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of both September 30, 2022 and December 31, 2021, all of our financial assets and liabilities were classified as Level 1 valuations.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets
Cash	$5,575	$—	$—	$5,575
Money market funds (cash equivalents)	162,674	—	—	162,674
Total assets	$168,249	$—	$—	$168,249
December 31, 2021
Assets
Cash	$2,360	$—	$—	$2,360
Money market funds (cash equivalents)	120,567	—	—	120,567
Total assets	$122,927	$—	$—	$122,927

4. Inventory

Inventories are stated at actual costs. At September 30, 2022, inventory consisted of the following (in thousands):

September 30,
2022
Raw materials	$—
Work in process	—
Finished goods	104
Total Inventories	$104

There were no inventories at December 31, 2021.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and related costs	$6,466	$5,830
Clinical trials and drug development	7,601	8,217
Professional fees	1,066	1,311
Accrued tax provision	1,752	—
Costs related to sales and marketing	1,207	—
Short-term lease liabilities	616	556
Other	720	293
Total accrued expenses	$19,428	$16,207

6. Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period, without consideration for potential dilutive shares of common stock. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock. Diluted net income (loss) per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities, which include convertible preferred stock.

Under the two-class method, undistributed earnings are allocated to common stock and convertible preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

The computations for basic and diluted net income (loss) per share were as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$73,290	$(19,507)	$14,496	$(70,471)
Less: Net income attributable to preferred shareholders	(1,656)	—	(336)	—
Net income (loss) attributable to common shareholders	71,634	(19,507)	14,160	(70,471)

Denominator
Basic weighted average shares outstanding	37,202,269	36,744,591	37,084,060	36,667,472
Effect of dilutive securities	708,242	—	1,309,694	—
Diluted weighted average shares outstanding	37,910,511	36,744,591	38,393,754	36,667,472

Basic net income (loss) per share of common stock	$1.93	$(0.53)	$0.38	$(1.92)
Diluted net income (loss) per share of common stock	$1.89	$(0.53)	$0.37	$(1.92)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding prior to the use of the two-class method, as they would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Convertible preferred stock	—	915,000	—	915,000
Restricted stock awards and restricted stock units	—	37,000	—	37,000
Stock options	4,735,841	4,625,768	4,566,687	4,625,768
	4,735,841	5,577,768	4,566,687	5,577,768

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of September 30, 2022, 577 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of September 30, 2022, 3,833,770 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 888,309 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2022, the shares of common stock available for future grants under the 2014 Plan was increased to 2,343,330.

Stock Options

There were 5,790,813 stock options outstanding as of September 30, 2022 at a weighted average exercise price of $10.99 per share, including 1,956,466 stock options outstanding outside of the 2014 Plan, granted as inducements to new employees. During the nine months ended September 30, 2022, 1,878,607 options were granted to employees and directors at a weighted average exercise price of $9.06 per share. Of the options granted, 1,230,471 options were granted pursuant to the 2014 Plan and 648,136 were granted outside of the 2014 Plan as inducements for new employees.

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$1,210	$1,060	$3,615	$3,333
Selling, general and administrative	2,178	1,700	6,202	7,317
Total	$3,388	$2,760	$9,817	$10,650

Restricted Stock

All issued and outstanding restricted shares of common stock are time-based, and become vested within two years of the grant date, pursuant to the 2014 Plan. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant. As of September 30, 2022, we had 12,500 outstanding shares of restricted common stock.

During the nine months ended September 30, 2022, we granted 801,028 restricted stock units, which vest within four years of the grant date, pursuant to the 2014 Plan. As of September 30, 2022, we had 710,732 restricted stock units outstanding.

Total compensation cost recognized for all restricted stock awards and restricted stock units in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$184	$—	$454	$—
Selling, general and administrative	323	81	820	217
Total	$507	$81	$1,274	$217

Preferred Stock

As of September 30, 2022, 4,300 shares of our Series A Convertible Preferred Stock (Preferred Stock) remained outstanding, convertible into 860,000 shares of our common stock. During the nine months ended September 30, 2022, 275 shares of our Preferred Stock were converted into 55,000 shares of common stock.

Stock Issued in Connection with Ovid License Agreement

On March 29, 2022, pursuant to an exclusive patent license agreement with Ovid Therapeutics Inc. (Ovid), we issued 123,255 shares of our common stock to Ovid. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder as sales by an issuer not involving any public offering (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). The fair value of these shares is reflected in operating expenses for the nine months ended September 30, 2022.

8. Leases

We have entered into one operating lease for real estate. This lease has a term of 78 months, and includes renewal terms which can extend the lease terms by 60 months (which we include in lease terms when it is reasonably certain that we will exercise the option).  As of September 30, 2022, our operating lease had a remaining lease term of 36 months.  The right-of-use (ROU) asset is included in "Other assets" on our interim consolidated balance sheets as of both September 30, 2022 and December 31, 2021, and represents our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our interim consolidated balance sheets as of both September 30, 2022 and December 31, 2021, respectively.  The ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of both September 30, 2022 and December 31, 2021, ROU assets were $1.4 million and $1.7 million, respectively, and operating lease liabilities were $2.1 million and $2.5 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended September 30, 2022 and 2021, we recognized $0.1 million and $0.2 million, respectively, in total lease costs. During the nine months ended September 30, 2022 and 2021, we recognized $0.4 million and $0.5 million, respectively, in total lease costs. In all periods, we recognized less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of both September 30, 2022 and December 31, 2021, we have not recognized any impairment losses for our ROU assets.

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

Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Remaining three months of 2022	$203
2023	823
2024	840
2025	642
Thereafter	—
2,508
Less: imputed interest	(384)
Total lease liabilities	$2,124

Current operating lease liabilities	$616
Non-current operating lease liabilities	1,508
Total lease liabilities	$2,124

9. Notes Payable

On May 11, 2021 (Closing Date) and as amended on May 17, 2021 and May 23, 2022 (the Credit Agreement Amendment) we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $100.0 million, available to us in four tranches (collectively, the Term Loans). On October 28, 2022, we entered into that certain Limited Consent and First Amendment to Credit Agreement in connection with the Revenue Interest Financing Agreement. Refer to Note 12. Subsequent Events for further information.

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

At the time of borrowing any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount borrowed at that time. In addition, a commitment fee of 75 basis points per annum began to accrue on each of the tranche B, C, and D commitments for the period beginning 120 days after the funding date of the Tranche A-2 Term Loans, and continued until the applicable tranche was either funded or terminated, at which time the related commitment fees were due. The Tranche A-2 Term Loans were funded on September 27, 2021, and as such, we began accruing the commitment fees for tranche B, C, and D Term Loans 120 days later, on January 25, 2022. We drew down the additional $30.0 million of Tranche B Term Loans in March 2022, and paid less than $0.1 million in commitment fees related to Tranche B Term Loans. The May 2022 amendment eliminated the commitment fees related to the Tranche C Term Loans, and separately, we terminated the Tranche D Term Loans in May 2022. We did not incur any commitment fees for the three months ended September 30, 2022 and will not incur any additional commitment fees in the future.

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

We are also required to make mandatory prepayments of the Term Loans upon an event of default under the Credit Agreement resulting from the occurrence of a change of control. These mandatory prepayments are subject to a prepayment premium equal to 10.0% of the principal prepaid if the prepayment occurs after May 11, 2022 but on or before May 11, 2023.

In addition, we are required to pay an exit fee in an amount equal to 2.0% of all principal repaid, whether as a mandatory prepayment, voluntary prepayment, or a scheduled repayment. On October 28, 2022, we entered into that certain Limited Consent and First Amendment to Credit Agreement in connection with the Revenue Interest Financing Agreement, which increased the exit fee from 2.0% to 2.67%. Refer to Note 12. Subsequent Events for further information.

In addition to the minimum liquidity covenant, we are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of September 30, 2022, we were in compliance with all covenants.

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

For the nine months ended September 30, 2022, we recognized interest expense of $7.0 million, of which $5.7 million was interest on the Term Loans, $1.2 million was non-cash interest expense related to the amortization of debt issuance costs, and $0.1 million was non-cash interest expense related to the commitment fee.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of September 30, 2022 (in thousands):

Gross proceeds	$75,000
Contractual exit fee	1,500
Unamortized debt discount and issuance costs	(5,720)
Total	$70,780

The aggregate maturities of Notes payable as of September 30, 2022 are as follows (in thousands):

Remainder of 2022	$—
2023	—
2024	11,250
2025	15,000
2026 and thereafter	48,750
Total	$75,000

10. Collaboration Revenue

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

At contract inception, we determined that the non-refundable portion of the upfront payment plus the research and development reimbursement constitutes the transaction price as of the outset of the Orion Collaboration Agreement. The refundable portion of the upfront payment and the future potential regulatory and development milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts had not yet been resolved. During the nine months ended September 30, 2022, the refundable portion of the upfront payment was determined to be included in the transaction price as the final genotoxicity study on the M2 metabolite of ganaxolone was received as described above. The achievement of the future potential milestones is not within our control and is subject to certain research and development success and therefore carry significant uncertainty. We will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, we will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur since those payments relate primarily to the License, which was delivered by us to Orion upon entering into the Orion Collaboration Agreement. We recorded $12.7 million of the $21.2 million refundable portion of the upfront payment as collaboration revenue in the nine months ended September 30, 2022, and $9.5 million was recorded as a long-term liability as of September 30, 2022.

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

During the nine months ended September 30, 2022, the refundable portion of the upfront payment was determined to be included in the transaction price as the final genotoxicity study on the M2 metabolite of ganaxolone was received as described above. As such, the refundable portion of the upfront payment of €18.8 million ($21.2 million) was allocated to the purchase price as shown below, resulting in a total purchase price of $37.9 million. Of the $21.2 million refundable portion of the upfront payment, we recorded $12.7 million of collaboration revenue in the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we amortized $1.1 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total contract liability of $15.1 million at September 30, 2022. In accordance with ASC 210-20, the contract liability of $15.1 million is offset by a contract asset of $5.6 million related to the reimbursement of research and development costs, resulting in a net contract liability of $9.5 million at September 30, 2022.

Transaction Price and Net Contract Liability at September 30, 2022:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of September 30, 2022	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	1,106	5,611
Supply of Licensed Product	9,503	-	9,503
	$37,880	$22,766	15,114

Less Total Contract Asset			5,615
Net Contract Liability			$9,499

In 2021, we incurred $2.0 million of incremental costs in obtaining the Orion Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $1.1 million of expense recorded to selling, general and administrative expense commensurate with the recognition of the License performance obligation and $0.9 million recorded as capitalized contract costs, included in other current assets and other assets, which are being amortized as Development and Regulatory Services and Supply of Licensed Product obligations are met. Cost of collaboration revenue of $1.5 million for the three and nine months ended September 30, 2021 represents a one-time fee paid to Purdue Neuroscience Company (Purdue) related to that certain license agreement entered into in September 2004, and subsequently amended and restated in May 2008, between us and Purdue, and was paid in conjunction with the Orion Collaboration Agreement.

We reevaluate the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjusts the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

11. Income taxes

We account for income taxes under the liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law.

The Tax Cuts and Jobs Act passed in 2017 included a provision which would require taxpayers to capitalize and amortize U.S.-based research & experimentation (R&E) expenses over a period of five years and non-U.S. R&E expenses over 15 years effective for tax years beginning after December 31, 2021 pursuant to Internal Revenue Code Section 174. As a result of the capitalization of R&E expenses, income generated from the sale of the PRV, and limitations related to the utilization of state net operating losses, we have a current income tax expense of $1.8 million for the period ended September 30, 2022 attributable to state income taxes. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. As of September 30, 2022, we do not estimate a federal income tax liability due to the utilization of Net Operating Losses (NOLs) after taking into consideration Internal Revenue Code Section 382 limitations related to changes in ownership.

We have significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. We routinely evaluate our ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. Based on the history of losses generated, we believe as of September 30, 2022, it is more likely than not that our remaining deferred tax assets will not be realized. Accordingly, we maintain a full valuation allowance on our net deferred tax assets.

12. Subsequent Events

On October 28, 2022 (the Closing Date), we entered into a revenue interest financing agreement (the Revenue Interest Financing Agreement) with Sagard Healthcare Royalty Partners, LP (Sagard) pursuant to which we received $32.5 million (the Investment Amount) to provide funding for our development and commercialization of ganaxolone and related pharmaceutical products, including the commercial launch of ZTALMY, and for working capital and general administrative purposes.

In  exchange for the Investment Amount, we have agreed to make quarterly payments to Sagard (the Payments) as follows: (i) for each calendar quarter from and after the Closing Date through and including the quarter ended June 30, 2026, an amount equal to 7.5% of (a) our U.S. net sales of ZTALMY and all other pharmaceutical products that contain ganaxolone (Net Sales), in each case with any dosage form, dosing regimen, or strength, or any improvements related thereto (collectively, the Included Products) and (b) certain other payments received by us in connection with the manufacture, development and sale of the Included Products in the U.S. (the Other Included Payments, and, together with Net Sales, Product Revenue); and (ii) for each calendar quarter following the calendar quarter ended June 30, 2026, an amount equal to (x) 15.0% of the first $100 million in annual Product Revenue of the Included Products and (y) 7.5% of annual Product Revenue of the Included Products in excess of $100 million.

The Payments are subject to a hard cap equal to 190% of the Investment Amount (the Hard Cap). Sagard’s right to receive payments will terminate when Sagard has received payments in respect of the Included Products, including any additional payments described below, equal to the Hard Cap. Further, we have the right to make voluntary prepayments to Sagard, and such payments will be credited against the Hard Cap.

If Sagard has not received aggregate payments equaling at least 100% of the Investment Amount by December 31, 2027 or at least 190% of the Investment Amount by December 31, 2032 (each, a Minimum Amount), then we will be obligated to make a cash payment to Sagard in an amount sufficient to gross up Sagard up to the applicable Minimum Amount within a specified period of time after each reference date.

The obligations under the Revenue Interest Financing Agreement, including the Payments, will be guaranteed by certain of our future subsidiaries that are required to become a party thereto as guarantors (the Guarantors).  Our obligations under the Revenue Interest Financing Agreement and the guarantee of such obligations are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree as administrative agent for the lenders under our credit agreement (as described below, the Credit Agreement), by a pledge of substantially all of our and the Guarantors’ assets that relate to, or are used or held for use for, the development, manufacture, use and/or commercialization of ZTALMY and all other pharmaceutical products that contain ganaxolone in the United States, including the Product Revenue, pursuant to the terms of the Security Agreement dated as of the Closing Date by and among us, the Guarantors from time to time party thereto, and Sagard (the Security Agreement).

At any time, we have the right, but not the obligation (the Call Option), to repurchase all, but not less than all, of Sagard’s interest in the Payments at a repurchase price (the Put/Call Price) equal to: (a) on or before the third anniversary of the Closing Date, 160% of the Investment Amount; (b) after the third anniversary but on or prior to the fourth anniversary of the Closing Date, 180% of the Investment Amount; and (c) after the fourth anniversary of the Closing Date, 190% of the Investment Amount, in each case, less the aggregate of all of our payments in respect of the Payments made to Sagard prior to such date.

The Revenue Interest Financing Agreement contains certain restrictions on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions.  In addition, the Revenue Interest Financing Agreement contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to (i) from the Closing Date until the repayment of the loans under the Credit Agreement, $15.0 million and (ii) thereafter, $10.0 million.

In connection with the Revenue Interest Financing Agreement, on the Closing Date, we entered into that certain Limited Consent and First Amendment to Credit Agreement (the Credit Agreement Amendment) to our previously disclosed Credit Agreement and Guaranty dated as of May 11, 2021 with Oaktree, as the administrative agent (the Administrative Agent) and the lenders party thereto (as amended by that certain Letter Agreement re: Minimum Liquidity Amount dated May 17, 2021 and as further amended by that certain Amendment dated May 23, 2022, the Credit Agreement) to, among other things, allow for the consummation of the Revenue Interest Financing Agreement and the transactions thereunder. In addition, the Credit Agreement Amendment increases the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in the United States;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) for ganaxolone;
●	our plans to achieve regulatory approval for ganaxolone in the European Union (EU), and the expected timing thereof;
●	our ability to develop ganaxolone for additional indications, including Refractory Status Epilepticus (RSE), Established Status Epilepticus (ESE), Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone, including in indications other than CDD;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;
●	our ability to maintain marketing approval for ganaxolone in CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;

●	our expectations regarding our collaboration with Orion Corporation (Orion), including the expected amount and timing of research and development reimbursement, milestone, royalty and other payments pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone in CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our eligibility to receive funding under the remaining debt tranche available under the Credit Agreement with Oaktree;
●	our ability to create an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the possibility that third parties, such as Ovid Therapeutics, Inc. (Ovid), may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business;
●	our belief that the amended protocol for the Phase 3 Randomized Therapy In Status Epilepticus Trial (RAISE trial) will facilitate the enrollment of patients transferred to the intensive care unit (ICU) from other hospitals or the emergency room, who may already have received high doses of anesthetic medication for less than 18 hours;
●	our expectation that the majority of clinical sites participating in the RAISE trial will have adopted the RAISE protocol amendment by the end of 2022;
●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	our belief that our existing cash and cash equivalents will be sufficient to fund our operating expenses, capital expenditure requirements, and maintain the minimum cash balance required under our debt facility into the first quarter of 2024, inclusive of the $32.5 million payment from Sagard Healthcare Partners;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our ability to, among other actions, secure additional financing or strategic transactions and continue as a going concern;

●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the industry in which we operate and trends which may affect the industry or us.

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

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the FDA approved our new drug application (NDA) for the use of ZTALMY (ganaxolone) oral suspension for the treatment of seizures associated with CDD in patients 2 years of age and older. In June 2022, the United States Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V (CV) of the Controlled Substances Act (CSA). ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We also plan to develop ganaxolone for the treatment of other rare genetic epilepsies, including TSC, and for the treatment of status epilepticus (SE). While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures associated with CDD is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the Central Nervous System (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. Ganaxolone is being developed in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

COVID-19

The continued global spread of COVID-19 has impacted our clinical operations and timelines. For example, our RAISE trial is conducted in hospitals, primarily intensive care units in academic medical centers, which have experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with

COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and our recent interruption in drug supply, we previously adjusted our expectation for our top-line data readout for the RAISE trial to the second half of 2023. In May 2022, we resumed screening and recruitment for the RAISE trial. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

Our Products and Product Candidates

ZTALMY® (ganaxolone) oral suspension CV

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD.  ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients 2 years of age and older.  In June 2022, the DEA published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the CSA.  ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We recorded net U.S. product revenue related to ZTALMY of $0.6 million in the three months ended September 30, 2022.

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

In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDD. Additionally, in November 2019, the European Medical Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD. In July 2020, the FDA granted RPD Designation for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. The approval of ZTALMY in CDD is based on data from the Phase 3 Marigold double-blind placebo-controlled trial, in which 101 patients were randomized and treated with ZTALMY. Patients showed a median 30.7% reduction in 28-day major motor seizure frequency, compared to a median 6.9% reduction for those receiving placebo, achieving the trial’s primary endpoint (p=0.0036). In the Marigold open label extension study, patients treated with ZTALMY for at least 12 months (n=48) experienced a median 49.6% reduction in major motor seizure frequency. On October 13, 2022, we presented two posters at the Child Neurology Society Meeting from our Phase 3 Marigold clinical trial of ZTALMY, including open label extension data showing continued seizure reduction over a two-year period. Although 24-month data was available for only 16 of the 54 patients remaining in the open-label extension, the reduction in Major Motor Seizure Frequency for this subset continued to improve, with a median reduction of 53% at the 24-month mark versus a 30.7% reduction at the conclusion of the double-blind phase. The discontinuation rate was about 30% during the first year of the open label phase but declined to about 10% during the second. These data in total suggest that patients who remain on treatment long-term may demonstrate continued reductions in seizure frequency. In the clinical development program, ZTALMY demonstrated efficacy, safety and tolerability with the most common adverse reactions (AEs) (incidence >5% and at least twice the rate of placebo) in the ZTALMY group being somnolence, pyrexia, salivary hypersecretion, and seasonal allergy.

We own families of patents and pending patent applications that claim certain formulations of ganaxolone and cover ZTALMY, and certain therapeutic uses of ganaxolone for treating CDD. The 20-year terms for patents, and applications that issue as patents, in these families run from 2026 through 2042, absent any available patent term adjustments or extensions. We have also licensed from Ovid certain patents that claim certain therapeutic uses of ganaxolone for the treatment of CDD. The licensed patents include a granted U.S. patent, and pending applications in the U.S. and Europe. The 20-year term for these licensed patents and applications that issue as patents will run through 2037, absent an available patent term adjustments.

Priority Review Voucher. As a result of the RPD Designation for ganaxolone for the treatment of CDD, the FDA awarded us a PRV on March 18, 2022 in connection with the approval of the use of ZTALMY in CDD. On July 13, 2022, we entered into an asset purchase agreement (the PRV Asset Purchase Agreement) with Novo Nordisk Inc., pursuant to which we agreed to sell the PRV to Novo Nordisk, Inc. for $110.0 million, payable in cash, upon the closing of the transaction. In August 2022, the transaction closed and we received $110.0 million from Novo Nordisk, Inc. We intend to use the proceeds from the sale of the PRV for general corporate purposes, including continuing to advance our clinical pipeline and for the commercial launch of ZTALMY.

Commercial Strategy. Since ZTALMY was approved by the FDA, we have been focused on the implementation and execution of an integrated launch plan to make ZTALMY available to CDD patients through a specialty pharmacy. Key launch strategies have included and continue to include: (1) establishing our supply chain network and quality management system to assure product is available to patients; (2) driving clinical awareness of ZTALMY as the first and only FDA approved product indicated specifically for seizures associated with CDD; (3) deploying our field sales force to target physicians who treat this rare pediatric patient population; (4) engaging commercial and government payers with the objective of obtaining insurance coverage; and (5) developing our internal capabilities (such as Finance, Human Resources, Information Technology, Data Analytics and Compliance) to support our first launch as a commercial company.

Marketing Strategy.  Our marketing strategy is to reinforce that seizures are central to the constellation of CDD symptoms, establish ZTALMY as central to the comprehensive management of CDD, and ensure that patients have seamless access to ZTALMY from prescription through fulfillment. Our “Now Approved” marketing campaign for ZTALMY is live, and our integrated commercial launch activities initiated in the third quarter of 2022.

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

Market Access.  We have established a cross-functional payer and reimbursement account team with the objective of obtaining and maintaining reimbursement (coverage) of ZTALMY.  We are focusing our efforts on reimbursement from commercial payers where pharmacy benefit managers (PBMs) control the majority of commercial pharmacy-benefit lives and government payers, primarily Medicaid for the target population for CDD.  We expect approximately 60% of the CDD patient population will access coverage through both Fee-for-Service and Managed Medicaid, with the remaining 40% accessing commercial coverage, with the top PBMs having significant influence. For the three and nine months ended September 30, 2022, we received over 50 CDD prescription enrollment forms, of which more than 30 were for new commercial patients not previously treated with ZTALMY. The prescribing and fulfillment process for ZTALMY is managed through ZTALMY One™, a comprehensive patient support program. Enrollment in the program offers various support and information to help caregivers and patients prescribed ZTALMY access their ZTALMY prescription and assist in determining eligibility for and access to co-pay support or free drug programs.

Specialty Pharmacy.  We are utilizing Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy, to provide services for patients, including patient enrollment, benefit verification and investigation, prior authorization support, patient education and drug counseling, dispensing of product and shipment coordination. We recorded our first sales of ZTALMY to Orsini in the three months ended September 30, 2022.

Infrastructure.  We continue to enhance our internal capabilities and processes to support a commercial stage company.  We have implemented a healthcare compliance program to guide our compliance with rules and regulations regarding pharmaceutical sales.

Manufacture of Commercial Supply. We have executed commercial supply agreements for ganaxolone active pharmaceutical ingredient (API) with our current manufacturer and also with our current supplier for finished bulk drug product. Additionally, we have executed a master supply agreement with a second API supplier to undertake certain process development activities and subsequently to provide commercial supplies of API and/or API intermediates.

Regulated as a Controlled Substance. On June 1, 2022, the DEA published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the CSA. Under the CSA, drugs are classified into five (5) distinct categories or schedules depending upon the drug’s acceptable medical use and the drug’s abuse or dependency potential. Schedule V is defined by the DEA as drugs with lower potential for abuse than schedule IV and consist of preparations containing limited quantities of certain narcotics. ZTALMY became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. As a controlled substance, ganaxolone is subject to the applicable CSA requirements such as registration, security, recordkeeping and reporting, storage manufacturing, distribution, importation and other requirements.

Post-Marketing Requirements. In connection with the FDA approval of ZTALMY for CDD, we have a number of post-marketing commitments. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022. The thorough QTc study was completed, and we expect it will be submitted to the FDA in the fourth quarter of 2022. The remaining post-marketing requirements include: a phase 1 hepatic impairment study; 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats; extractable/leachable study results on the container closure system; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. We expect to be able to complete these remaining required FDA studies within the requested FDA timeframe.

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

In January 2021, we enrolled the first patient in the Phase 3 pivotal RAISE trial. RAISE is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. We expect approximately 80 trial sites in hospitals, primarily across the U.S. and Canada, to participate. The RAISE trial is designed to enroll approximately 124 patients, who will be randomized to receive ganaxolone or placebo added to standard-of-care. With this number of patients, the trial is designed to provide over 90% power to detect a 30% efficacy difference between ganaxolone and placebo.

Upon preliminary review of the baseline characteristics of patients in the RAISE trial, we noted that, as of September 30, 2022, the patient population is comparable to the population evaluated in our Phase 2 study. In particular, the mean ages, baseline Status Epilepsy Severity Score (STESS) results, pretreatment seizure burdens and baseline seizure frequencies are similar, as is the proportion of patients with a prior history of epilepsy. This is preliminary data and may not be representative of the demographics of patients upon full enrollment of the RAISE trial.

The co-primary endpoints for the RAISE trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for SE treatment, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following initiation of the study drug. In June 2022, we announced that we amended the protocol for the RAISE trial to expand eligibility criteria to support recruitment. We broadened the inclusion criteria to permit patients previously treated with up to 18 hours of high-dose IV anesthesia to qualify for the study, rather than excluding patients treated with anesthetics at high doses for any duration. We believe this will facilitate the enrollment of patients transferred to the ICU from other hospitals or the emergency room, who may already have received high doses of anesthetic medication for less than 18 hours. We expect that the vast majority of clinical sites participating in the trial will have adopted the RAISE protocol amendment by the end of 2022. We reached alignment with the FDA on the protocol amendment, including a proposal for a potential interim analysis when two-thirds of the patients (approximately 82) have completed the study.

Several academic medical centers and intensive care units participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays. Additionally, in February 2022, we temporarily paused the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24 months to meet product stability testing specifications. We notified the FDA of this issue and our plans to proactively pause the trial, and we subsequently provided additional information to the FDA to support resuming trial activities. In May 2022, we announced that the trial had resumed utilizing new batches of the current IV formulation of ganaxolone. We have implemented a reduced shelf life of 12 months. In agreement with the FDA, ganaxolone clinical supplies will be stored under refrigerated conditions for the entire duration of clinical use. We anticipate manufacturing the IV ganaxolone formulation with a new buffer by end of the fourth quarter of 2022, targeting a shelf life of at least 24 months. The FDA agreed that in principle a buffer change in the ganaxolone IV formulation is acceptable.

We are working closely with key investigators and site coordinators to support enrollment efficiencies at existing RAISE study sites and are also increasing the number of U.S. centers participating in the trial. Additionally, we plan to expand the study to sites in Canada and Australia. Consistent with the prior announcement, we expect our top-line data readout for the RAISE trial to be available in the second half of 2023.

Planning continues for a separate Phase 3 RSE trial to support an MAA in Europe (RAISE II). We gained alignment on the study design at a meeting with the EMA in the first quarter of 2021. Due to the delay in clinical trial supply mentioned for the RAISE trial, RAISE II trial initiation is planned for the second half of 2023. RAISE II will be a double blind, placebo-controlled pivotal registration trial expected to enroll 70 patients who have failed first-line benzodiazepine treatment and at least one second-line AED. Patients will receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line AED. The simultaneous administration of a standard-of-care AED with the study medication is expected to provide data complementary to that from the RAISE study. There are two additional key differences between the RAISE and RAISE II trials. First, rather than specifying progression to IV anesthesia as a treatment failure, under the RAISE II protocol any escalation of care will constitute a treatment failure. This could be IV anesthesia or another second-line IV AED. Second, the primary analysis for the RAISE II trial will be a responder analysis, with response defined as SE cessation within 30 minutes and no escalation of care within 36 hours, rather than the co-primary endpoints in the RAISE study, which require statistical significance to be achieved independently on both the 30-minute and 36-hour outcomes.

The FDA has indicated alignment on the overall trial design for a third SE study, the RESET trial, a Phase 2 study evaluating ganaxolone in the treatment of ESE. We plan to begin U.S. enrollment by the end of 2022. The RESET trial will enroll patients with convulsive SE presenting to emergency departments, and will be conducted under Exception from Informed Consent (EFIC) guidelines. The RESET trial will consist of two phases: an initial open-label, dose optimization phase and a subsequent double-blind placebo-controlled phase. In the open-label portion of the trial, sequential cohorts will receive IV ganaxolone for varying durations and at different doses. The dosing for each cohort will depend on the efficacy and tolerability seen in the previous one, with the optimal dose and duration of ganaxolone incorporated in the double-blind phase of the study to follow. We expect that the double-blind placebo-controlled phase will enroll approximately 80 ESE patients randomized equally to IV ganaxolone or placebo added to a standard-of-care AED. The primary efficacy endpoint will be the absence of electrographic (rapid EEG) evidence of SE or recurrence of generalized convulsions at 1 hour after the initiation of treatment. We are targeting data from the first dose-finding cohort of the RESET trial by the end of 2023.

In September 2021, the United States Patent Office granted us a patent on a method of treating SE, including dosing regimens. This issued patent expires in 2040. That patent is a member of a patent family we own that includes pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. On July 26, 2022 the United States Patent and Trademark Office (USPTO) issued a patent to Ovid with claims that encompass our product candidate for the treatment of SE. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, RSE and ESE during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for SE, RSE or ESE based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for SE, RSE and ESE, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for SE, RSE and ESE altogether, which would have a material adverse impact on our business.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that affects many organs by causing, typically non-malignant, tumors in the brain, skin, kidney, heart, eyes, and lungs. The condition is caused by inherited mutations in either the TSC1 or TSC2 gene. It occurs with a frequency of approximately 1:6,000 live births, with a mutation being found in 85% of patients. While the disease phenotype can be extremely variable, epilepsy occurs with a frequency of up to 85%. TSC is a leading cause of genetic epilepsy, often manifesting in the first year of life as either focal seizures or infantile spasms. There are currently few disease-specific treatments approved for seizures in TSC. Orphan drug designation for ganaxolone for the treatment in TSC was granted by the FDA in August 2021 and by the EMA in October 2021.

In August 2021, we announced top-line data from our open-label Phase 2 trial (the CALM trial) evaluating the safety and efficacy of adjunctive oral ganaxolone in 23 patients with seizures associated with TSC. The CALM trial enrolled 23 patients ages 2 to 32 who entered a four-week baseline period followed by a 12-week treatment period, during which they received up to 600 mg of ganaxolone (oral liquid suspension) three times a day. Patients who met eligibility criteria were able to continue ganaxolone treatment during a 24-week extension. The primary endpoint was the percent change in 28-day TSC-associated seizure frequency during the 12-week treatment period relative to the four-week baseline period. Secondary outcome measures included the percentage of patients experiencing a greater than or equal to 50% reduction in 28-day TSC-associated seizure frequency through the end of the 12-week treatment period compared to the 4-week baseline period.

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

In response to our request for an End of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. We believe that, based on the FDA’s written responses, and with the FDA approval of CDD, a single trial could serve as necessary support for regulatory approval for TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, the EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses from the EMA, like those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the first quarter of 2022 and dosing the first patient in the second quarter of 2022, we are actively screening patients in the U.S. for enrollment in a global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone in approximately 160 TSC patients. We expect to expand the trial to include up to 80 sites, including several TSC centers of excellence, predominantly in the U.S., Western Europe, Canada and Israel. The primary endpoint for the TrustTSC trial is percent change in 28-day frequency of TSC-associated seizures. We plan to announce top-line data from the TrustTSC trial in the first quarter of 2024.

Second-Generation Formulation, Prodrug Development and Lennox-Gastaut Syndrome (LGS)

Top-line data from a Phase 1 trial with healthy volunteers utilizing the first candidate for a second-generation formulation of ganaxolone were announced in the second quarter of 2022, including pharmacokinetic (PK) characteristics that may allow for twice-daily dosing. We believe that the data support further clinical development of this formulation of ganaxolone, and an additional Phase 1 cohort of assessing the pharmacokinetics of a second-generation oral formulation of ganaxolone is planned.

The development of ganaxolone prodrug compounds continues to advance, with lead oral and IV candidates selected, and Phase 1 data targeted for 2024.

We plan to pursue the development of ganaxolone for LGS, a severe form of epilepsy that typically begins between one and eight years of age. Affected children have neurodevelopmental impairments and intractable seizures, including focal, atonic, tonic and atypical absence seizures. Given the overlap in seizure types and etiologies with other disorders where ganaxolone has potential to reduce seizures, such as CDD and TSC, we believe that LGS represents a promising opportunity for ganaxolone development. We are planning to utilize a second-generation formulation of ganaxolone for the LGS development program, with a Phase 2 trial targeted to begin in 2023.

Operations

Our operations to date have consisted primarily of organizing and staffing our company and developing ganaxolone, including conducting preclinical studies, clinical trials and raising capital. We have funded our operations primarily through sales of equity and debt securities. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We recorded $0.6 million of net ZTALMY sales in the three months ended September 30, 2022. Other than for the three months ended September 30, 2022, we have incurred operating losses since inception and have not generated any product sales revenue. Excluding the one-time gain from the sale of the PRV resulting in net income in the three and nine months ended September 30, 2022, we have not achieved profitable operations. Due to the one-time receipt of proceeds from the sale of the PRV of $110.0 million in the third quarter of 2022, we generated net income of $14.5 million for the nine months ended September 30, 2022. We incurred a net loss of $70.5 million for the nine months ended September 30, 2021. Our accumulated deficit as of September 30, 2022 was $396.2 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we carry out all of our planned commercialization and continued research and development activities with respect to ganaxolone.

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

We had cash and cash equivalents of $168.2 million at September 30, 2022, which included the $110.0 million we received from Novo Nordisk, Inc. in the third quarter of 2022 upon the closing of the PRV transaction. We believe that our existing cash and cash equivalents on hand as of September 30, 2022 and the $32.5 million payment from Sagard Healthcare Partners received in October 2022 will be sufficient to fund our operating expenses, capital expenditure requirements and maintain the minimum cash balance required under our debt facility into the first quarter of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

Financial Overview

Product Revenue, net

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We have one customer, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

Trade Discounts and Allowances. We provide an incentive prompt payment discount to Orsini as explicitly stated in the contract with Orsini. This discount is recorded as a reduction of ZTALMY revenue and accounts receivable in the period in which the related ZTALMY revenue is recognized. We estimate the amount of variable consideration for discounts and allowances using the expected value method.

Product Returns and Recall. We provide for ZTALMY returns in accordance with our Return Good Policy. We estimate the amount of ZTALMY that may be returned using the expected value method, and we present this amount as a reduction of ZTALMY revenue in the period the related ZTALMY revenue is recognized. In the event of a recall, we will promptly notify Orsini and will reimburse Orsini for direct administrative expenses incurred in connection with the recall as well as the cost of replacement product.

Government Rebates. We are subject to discount obligations under state Medicaid programs and Medicare. We estimate reserves related to these discount programs and record these obligations in the same period the related revenue is recognized, resulting in a reduction of product revenue.

Patient Assistance. We offer a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by payors and coupon programs for cash payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with ZTALMY that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

Federal Contract Revenue

In September 2020, we and BARDA entered into the BARDA Contract, under which we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone API (Option 2), (ii) changes the end of date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million.

The BARDA Contract consists of an approximately two-year base period, and an extension period through December 31, 2023, during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the base period and extension period, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

We recognize federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred. We expect federal contract revenue to increase as the costs associated with our RAISE trial increase.

Collaboration Revenue

In July 2021, we and Orion entered into a collaboration agreement (the Orion Collaboration Agreement). Under the terms of the Orion Collaboration Agreement, we granted Orion an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights with respect to commercializing biopharmaceutical products incorporating ganaxolone (Licensed Products) in the European Economic Area, the United Kingdom and Switzerland (collectively, the Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (Field), initially in the indications of CDD, TSC and RSE.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for executive, commercial and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other selling, general and administrative expenses include professional fees for commercial, legal, patent review, consulting and accounting services. Selling, general and administrative expenses are expensed when incurred.

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Also included in cost of product revenue are royalty payments owed to Purdue Neuroscience Company (Purdue) and Ovid in accordance with the respective license agreements.

Cost of Collaboration Revenue

Cost of collaboration revenue represents a one-time fee paid to Purdue related to that certain license agreement entered into in September 2004 and subsequently amended and restated in May 2008 between us and Purdue. This fee was paid in conjunction with our Orion Collaboration Agreement in the third quarter of 2021.

IP License Fee Expenses

In March 2022, we entered into an exclusive patent license agreement (License Agreement) with Ovid. Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of, and be owned solely by, us. We were required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock was exercisable within the five-business day period following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 24, 2022. On March 29, 2022, we issued 123,255 shares of our common stock to Ovid, per Ovid’s option in accordance with the License Agreement. As such, we recorded $1.2 million of IP license fee expenses related to the Ovid License Agreement in the nine months ended September 30, 2022.

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

Gain from Sale of Priority Review Voucher, net

In the third quarter of 2022, we recognized a one-time gain, net of transaction costs, from the sale of the PRV to Novo Nordisk, Inc. Refer to Notes 1 and 2 in the accompanying notes to consolidated financial statements for further details.

Other (Expense) Income, net

Other expense and income consists principally of gains or losses on disposal of fixed assets held for sale, foreign currency translation, and fair value adjustments.

Provision for Income Taxes

Due to the one-time receipt of proceeds from the sale of the PRV of $110.0 million in the third quarter of 2022, we generated net income for the three and nine months ended September 30, 2022. As a result, we have recorded current income tax expense in the three and nine months ended September 30, 2022 attributable to state income taxes.

Results of Operations

Product Revenue, net

We recognized $0.6 million of net product revenue related to ZTALMY sales for the three and nine months ended September 30, 2022. As ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022, we did not recognize any product revenue in the three and nine months ended September 30, 2021.

Federal Contract Revenue

We recognized $1.8 million and $5.1 million of federal contract revenue for the three and nine months ended September 30, 2022, respectively, as a result of the BARDA Contract. We recognized $1.1 million and $4.8 million for the three and nine months ended September 30, 2021, respectively, as a result of the BARDA Contract.

Collaboration Revenue

Collaboration revenue was $12.7 million for the nine months ended September 30, 2022, as a result of revenue recognition related to the previously refundable upfront payment pursuant to the Orion Collaboration Agreement. We did not recognize any collaboration revenue for the three months ended September 30, 2022. In connection with the upfront fee, we agreed to provide Orion with the results of an ongoing genotoxicity study. In February 2022, the verified draft study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. These results were formalized in the final study report received in May 2022 and, as a result of the study’s findings, we are not required to refund Orion any of the upfront fee and Orion does not have the right to terminate the Orion Collaboration Agreement based on the study outcome. During the nine months ended September 30, 2022, we allocated the previously refundable portion of the upfront payment to the transaction price and recognized the related revenue. We recognized $9.0 million of collaboration revenue for the three and nine months ended September 30, 2021 upon entering into the Orion Collaboration Agreement.

Research and Development Expenses

We record direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing, to specific product development programs. We do not allocate costs related to purchasing clinical trial materials, employee and contractor-related costs, costs associated with our facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are separately classified. The table below shows our research and development expenses incurred with respect to each active program, in thousands. The primary drivers of our research and development expenditures are currently in our product development programs in RSE, TSC and ESE. We did not allocate research and development expenses to any other specific product development programs during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
CDKL5 deficiency disorder (1)	$909	$1,968	$2,973	$6,529
PCDH19-related epilepsy (2)	—	628	1,063	2,070
Tuberous Sclerosis (3)	2,590	1,093	6,897	2,347
Drug Development - Suspension (4)	1,115	1,779	2,770	6,653
Oral Indications Subtotal	4,614	5,468	13,703	17,599

Status epilepticus (5)	2,661	1,777	6,484	4,265
Drug Development - IV (6)	708	723	4,688	3,267
IV Indications Subtotal	3,369	2,500	11,172	7,532

Other research and development (7)	2,356	3,679	7,751	9,818
Indirect research and development (8)	8,663	6,706	25,862	20,557
Total	$19,002	$18,353	$58,488	$55,506

(1)	The decrease in the three and nine months ended September 30, 2022 compared to the 2021 period was due primarily to more significant regulatory and statistical analysis expenses associated with our NDA filing preparation than in the prior period and reduced clinical trial activity in the current period.
(2)	The decrease in the three and nine months ended September 30, 2022 compared to the 2021 period was due to reduced clinical activity, specifically completion of the open label extension portion of the PCDH-19 trial.
(3)	The increase in the three and nine months ended September 30, 2022 compared to the 2021 period was due primarily to increased activity in the 2022 period from the Phase 3 TSC trial start-up, as compared to more limited Phase 2 activities in the relevant 2021 period.
(4)	The decrease in the three and nine months ended September 30, 2022 compared to the 2021 period was due primarily to higher manufacturing costs related to pre-validation and registration batches in the prior period compared to the relevant 2022 period.
(5)	The increase in the three and nine months ended September 30, 2022 compared to the 2021 period was due primarily to increased costs related to the RESET trial, with no comparable costs in the relevant 2021 period, as well as increased costs related to the RAISE trial.
(6)	The increase in the nine months ended September 30, 2022 compared to the 2021 period was due primarily to set-up fees at a new third party manufacturer and ongoing stability testing. Costs remained consistent for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
(7)	Other research and development expenses include external expenses associated with preclinical and clinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies, and other professional fees. The decrease in the three months ended September 30, 2022 compared to the 2021 period was due primarily to toxicology and other safety study activities. The decrease in the nine months ended September 30, 2022 compared to the 2021 period was due primarily to the Phase 1 clinical trials.

(8)	The increase in the three and nine months ended September 30, 2022 compared to the 2021 period was related to increased personnel costs in support of our increased activity in preclinical, clinical, and manufacturing activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.4 million and $42.2 million for the three and nine months ended September 30, 2022, respectively, compared to $9.5 million and $26.7 million for the three and nine months ended September 30, 2021, respectively. The primary drivers of the increase for the three months ended September 30, 2022 were $2.7 million in increased personnel and training costs, $0.8 million in increased commercialization preparation costs, $0.7 million in increased noncash stock-based compensation costs, $0.5 million in increased consulting costs, and $0.5 million in increased software related expenses, partially offset by a $1.1 million decrease due to contract acquisition costs related to our Orion Collaboration Agreement in the three months ended September 30, 2021 and a $0.2 million decrease in general costs. The primary drivers of the increase for the nine months ended September 30, 2022 were $7.5 million in increased personnel and training costs, $5.6 million in increased commercialization preparation costs, $1.9 million in increased consulting costs, $1.0 million in increased software related expenses, $0.8 million in increased travel and meeting costs, and $0.3 million in increased general costs, partially offset by a $1.1 million decrease due to contract acquisition costs related to our Orion Collaboration Agreement in the nine months ended September 30, 2021 and a $0.5 million decrease in noncash stock-based compensation costs. Of such decrease, $2.1 million was due to modifications of stock options recorded in the first quarter of 2021 in connection with a severance agreement with our former Chief Financial Officer.

Interest Expense

Interest expense was $2.6 million and $7.0 million for the three and nine months ended September 30, 2022, respectively. Interest expense for the nine months ended September 30, 2022 included $5.7 million of interest paid, $1.2 million of debt amortization, and $0.1 million related to commitment fees paid in connection with our Notes payable (Note 9 in accompanying notes to consolidated financial statements). Interest expense was $0.7 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.

Gain from Sale of Priority Review Voucher, net

In the third quarter of 2022, we recognized a one-time gain of $107.4 million from the sale of the PRV to Novo Nordisk, Inc. The gain was recorded net of transaction costs of approximately $2.6 million. Refer to Notes 1 and 2 in the accompanying notes to consolidated financial statements for further details.

Other (Expense) Income, net

Other expense was $1.2 million for the nine months ended September 30, 2022, which consisted principally of foreign currency translation, losses on fixed assets held for sale, and fair value adjustments. Other income (expense) recorded for the three months ended September 30, 2022 and the three and nine months ended September 30, 2021 was not material.

Provision for Income Taxes

Due to the one-time receipt of proceeds from the sale of the PRV of $110.0 million in the third quarter of 2022, we generated net income of $73.3 million and $14.5 million for the three and nine months ended September 30, 2022, respectively. As a result, we have a current income tax expense of $1.8 million for the period ended September 30, 2022 attributable to state income taxes.

Liquidity and Capital Resources

Other than for the three months ended September 30, 2022, we have incurred net losses and negative cash flows from our operations since inception. Due to the one-time receipt of proceeds from the sale of the PRV of $110.0 million in the third quarter of 2022, we generated net income of $73.3 million and $14.5 million for the three and nine months ended September 30, 2022, respectively. We generated a net loss of $19.5 million and $70.5 million for the three and nine months ended September 30, 2021. Our cash used in operating activities was $91.0 million for the nine months ended September 30, 2022 compared to $33.7 million for the nine months ended September 30, 2021. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt. In July 2022, we entered into the PRV Asset Purchase Agreement to sell our PRV, pursuant to which Novo Nordisk, Inc. paid us $110.0 million upon the closing of the transaction. At September 30, 2022, we had cash and cash equivalents of $168.2 million.

On July 14, 2022, we announced that we had entered into a definitive agreement to sell a Rare Pediatric Disease Priority Review Voucher (PRV) for $110 million. Thereafter, we received a letter dated August 1, 2022 from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to a 2008 agreement between Purdue and us. Our position communicated to Purdue is that we do not owe Purdue any of the proceeds from the sale of the PRV. No associated payment by us has been made, and Purdue has not filed a specific claim to date.

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

Oaktree Credit Agreement

On May 11, 2021 (Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021 and as further amended by that certain letter agreement on May 23, 2022 (the Credit Agreement), and as further amended by that certain Limited Consent and First Amendment to Credit Agreement on October 28, 2022 (the Credit Agreement Amendment) with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate principal amount of up to $100.0 million, available to us in four tranches (collectively, the Term Loans). Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans), upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in CDD in September 2021, we borrowed $30.0 million of Tranche A-2 Term Loans from the Lenders (Tranche A-2 Term Loans), and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment to extend the commitment date for the tranche C term loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. In May 2022, we also delivered to the Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. Under the terms of the Credit Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $25.0 million in Term Loans subject to the following milestone event:

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

At the time of borrowing any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount borrowed at that time. In addition, a commitment fee of 75 basis points per annum began to accrue on each of the tranche B, C and D commitments for the period beginning 120 days after the funding date of the Tranche A-2 Term Loans, and continued to accrue until the applicable tranche was either funded or terminated, at which time the related commitment fees were due. The Tranche A-2 Term Loans were funded on September 27, 2021, and as such, we began accruing the commitment fees for tranche B, C, and D term loans 120 days later, on January 25, 2022. We drew down the additional $30.0 million of Tranche B Term Loans in March 2022, and paid less than $0.1 million in commitment fees related to Tranche B Term Loans. The May 2022 amendment eliminated the commitment fees related to the Tranche C Term Loans, and separately, we terminated the Tranche D Term Loans in May 2022. As of September 30, 2022, we did not have any accruals for commitment fees related to the Term Loans, and we will not incur additional commitment fees in the future.

In connection with the Revenue Interest Financing Agreement, on October 28, 2022, we entered into the Credit Agreement Amendment to, among other things, allow for the consummation of the Revenue Interest Financing Agreement and the transactions thereunder. In addition, the Credit Agreement Amendment increased the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%.

BARDA Contract

In September 2020, we and BARDA entered into the BARDA Contract, under which we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone API (Option 2), (ii) changes the end of date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million.

The BARDA Contract consists of an approximately two-year base period, and an extension period through December 31, 2023, during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the base period and extension period, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

Equity Distribution Agreement

In October 2017, we entered into an Equity Distribution Agreement (Prior EDA) with JMP Securities LLC (JMP), under which JMP, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. On July 9, 2020, we entered into a new Equity Distribution Agreement (New EDA) with JMP to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60 million through or to JMP. Subject to the terms and conditions of the New EDA, JMP will use its commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. The New EDA superseded and terminated the Prior EDA effective immediately upon effectiveness of our shelf registration statement on Form S-3 (File No. 333-239780) filed with the SEC on July 9, 2020 and declared effective by the SEC on July 27, 2020. We did not sell any shares of our common stock during the three and nine months ended September 30, 2022 or during the year ended December 31, 2021 under the New EDA.

IP License Agreement

In March 2022, we entered into the License Agreement with Ovid. Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of, and be owned solely by, us. We were required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock was exercisable within the five-business day period following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 24, 2022. On March 29, 2022, we issued 123,255 shares of our common stock to Ovid, per Ovid’s option in accordance with the License Agreement. As such, we recorded $1.2 million of IP license fee expenses related to the Ovid License Agreement in the nine months ended September 30, 2022.

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

Cash Flows

Operating Activities. Cash used in operating activities increased to $91.0 million for the nine months ended September 30, 2022 compared to $33.7 million for the same period in 2021. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, stock-based compensation, cost of license agreement and changes in the net contract assets/liabilities related to the Orion Collaboration Agreement, the change in cash used in operating activities for the nine months ended September 30, 2022 compared to the same period in 2021, was primarily the result of decreases in the changes in accounts payable, accrued expenses and other long term-liabilities and an increase in operating expenses.

Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2022 represents net proceeds of $107.4 million from the sale of the PRV, partially offset by $1.7 million in purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2021 represents $2.2 million in deposits on and purchases of property and equipment, partially offset by the maturity of short-term investments of $1.5 million.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2022 includes $28.8 million in proceeds from notes payable, net of issuance costs, and $1.8 million in proceeds from the exercise of stock options. Cash provided by financing activities for the nine months ended September 30, 2021 includes $40.3 million in proceeds from notes payable, net of issuance costs and $0.9 million in proceeds from the exercise of stock options, partially offset by $0.1 million of debt issuance costs.

Funding Requirements

Other than for the three months ended September 30, 2022, as a result of the one-time receipt of proceeds from the sale of the PRV in the third quarter of 2022 to Novo Nordisk, Inc., we have not achieved profitability since our inception, and we expect to continue to incur net losses for the foreseeable future.

We had cash and cash equivalents of $168.2 at September 30, 2022. We believe that our existing cash and cash equivalents on hand as of September 30, 2022 and the $32.5 million payment from Sagard Healthcare Partners received in October 2022 will be sufficient to fund our operating expenses, capital expenditure requirements and maintain the minimum cash balance required under our debt facility into the first quarter of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other strategic transactions or other sources in order to carry out all of our planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the timing and success of our commercialization of ZTALMY;
●	the ongoing and planned development, formulation and commercialization activities related to ganaxolone;
●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the scope, progress, results and costs of researching and developing ganaxolone or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone or any other future product candidates;
●	the cost of commercialization activities for ZTALMY or any other future product candidates that are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments pursuant to our exclusive license agreement with Orion for the commercialization of ganaxolone in Europe;
●	our eligibility for the additional debt tranche under the Credit Agreement with Oaktree;
●	any product liability, infringement or other lawsuits related to our product candidates and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	our ability to resolve any potential disputes with Purdue relating to the sale of the PRV; and
●	the timing, receipt and amount of sales of, or royalties on, approved products, including payments payable to Ovid.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended September 30, 2022, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2021, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 24, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our failure to comply with the covenants or other terms of the Credit Agreement, including as a result of events beyond our control, could result in a default under the Credit Agreement or Revenue Interest Financing Agreement that could materially and adversely affect the ongoing viability of our business.

On May 11, 2021 (Credit Agreement Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, that certain letter agreement on May 23, 2022 and that certain Limited Consent and First Amendment to Credit Agreement on October 28, 2022, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $100.0 million, consisting of (i) tranche A-1 term loans in an aggregate principal amount of $15.0 million advanced on the Credit Agreement Closing Date; (ii) tranche A-2 term loans in an aggregate principal amount of $30.0 million advanced on September 27, 2021; (iii) tranche B term loans in an aggregate principal amount of $30.0 million advanced on March 30, 2022; and (iv) tranche C term loans in an aggregate principal amount of $25.0 million (collectively, the Term Loans). Our ability to draw each tranche of the Term Loans is subject to the satisfaction of certain conditions applicable to each tranche as specified in the Credit Agreement. The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Credit Agreement Closing Date (Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Credit Agreement Closing Date, in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. A commitment fee of 75 basis points per annum will accrue on the tranche C commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans until the applicable tranche is either funded or terminated. The Term Loans will be guaranteed by certain of our future subsidiaries. Our obligations under the Credit Agreement and the guarantee of such obligations are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Sagard Healthcare Royalty Partners, LP (Sagard), by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the future guarantors. The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without Oaktree's prior consent, as well as a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to (i) from the funding date of the tranche A-2 term loans until the funding date of the tranche B term loans, $20.0 million, and (ii) from the funding of the tranche B term loans until the Maturity Date, $15.0 million.

Oaktree may elect to accelerate the repayment of all unpaid principal of the Term Loans, accrued interest and other amounts owed under the Credit Agreement upon consummation of a specified change of control transaction or the occurrence of certain events of default (as specified in the Credit Agreement), including, among other things:

●	our default in a payment obligation under the Credit Agreement;

●	our breach of the restrictive covenants or other terms of the Credit Agreement;
●	our breach of reporting obligations;
●	our failure to properly maintain the collateral;
●	certain regulatory actions that cause an ongoing delay in commercialization of ganaxolone and which could reasonably be expected to result in a material adverse effect;
●	a recall of ganaxolone that could reasonably be expected to result in a material adverse effect;
●	following the sale of ganaxolone by us in the U.S. to treat Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD), an injunction against the sale or manufacture of ganaxolone for more than 45 days that could, after the termination of such 45-day period, reasonably be expected to result in a material adverse effect; and
●	certain specified insolvency and bankruptcy-related events.

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

On October 28, 2022 (the RIFA Closing Date), we entered into a revenue interest financing agreement (the Revenue Interest Financing Agreement) with Sagard Healthcare Royalty Partners, LP (Sagard) pursuant to which Sagard agreed to pay $32.5 million (the Investment Amount) to the Company to provide funding for the Company’s development and commercialization of ganaxolone and related pharmaceutical products, including the commercial launch of ZTALMY, and for working capital and general administrative purposes.

In exchange for the Investment Amount, the Company has agreed to make quarterly payments to Sagard (the Payments) as follows: (i) for each calendar quarter from and after the RIFA Closing Date through and including the quarter ended June 30, 2026, an amount equal to 7.5% of (a) the Company’s U.S. net sales of ZTALMY and all other pharmaceutical products that contain ganaxolone (Net Sales), in each case with any dosage form, dosing regimen, or strength, or any improvements related thereto (collectively, the Included Products); and (b) payments received by the Company in connection with the manufacture, development and sale of Included Products in the U.S., including in connection with any out-licensing of U.S. rights to any Included Product (Other Included Payments, and together with Net Sales, Product Revenue), and (ii) for each calendar quarter following the calendar quarter ended June 30, 2026, an amount equal to (x) 15.0% of the first $100.0 million in annual Product Revenues of the Included Products and (y) 7.5% of annual Product Revenues of the Included Products in excess of $100.0 million.

The Payments are subject to a hard cap equal to 190% of the Investment Amount (the Hard Cap). Sagard’s right to receive payments will terminate when Sagard has received payments in respect of the Included Products, including any additional payments described below, equal to the Hard Cap. Further, the Company has the right to make voluntary prepayments to Sagard, and such payments will be credited against the Hard Cap.

If Sagard has not received aggregate payments equaling at least 100% of the Investment Amount by December 31, 2027 or at least 190% of the Investment Amount by December 31, 2032 (each, a Minimum Amount), then the Company will be obligated to make a cash payment to Sagard in an amount sufficient to gross up Sagard up to the applicable Minimum Amount within a specified period of time after each reference date.

The obligations under the Revenue Interest Financing Agreement, including the Payments, will be guaranteed by certain of the Company’s future subsidiaries (Subsidiaries) that are required to become a party thereto as guarantors (the Guarantors). The Company’s obligations under the Revenue Interest Financing Agreement and the guarantee of such obligations are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree as administrative agent for the lenders under the Credit Agreement, by a pledge of substantially all of the Company’s and the Guarantors’ assets that relate to, or are used or held for use for, the development, manufacture, use and/or commercialization of ZTALMY and all other pharmaceutical products that contain ganaxolone in the U.S., including the Product Revenue, pursuant to the terms of the Security Agreement dated as of the RIFA Closing Date by and among the Company, the Guarantors from time to time party thereto, and Sagard (the Security Agreement).

At any time, the Company has the right, but not the obligation (the Call Option), to repurchase all, but not less than all, of Sagard’s interest in the Payments at a repurchase price (the Put/Call Price) equal to: (a) on or before the third anniversary of the RIFA Closing Date, 160% of the Investment Amount; (b) after the third anniversary but on or prior to the fourth anniversary of the RIFA Closing Date, 180% of the Investment Amount; and (c) after the fourth anniversary of the RIFA Closing Date, 190% of the Investment Amount, in each case, less the aggregate of all of the payments of the Company in respect of the Payments made to Sagard prior to such date.

The Revenue Interest Financing Agreement contains certain restrictions on the Company’s and its Subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Revenue Interest Financing Agreement contains a financial covenant that requires the Company to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to (i) from the RIFA Closing Date until the repayment of the loans under the Credit Agreement, $15.0 million and (ii) thereafter, $10.0 million.

In addition, the Revenue Interest Financing Agreement provides that if certain events occur, including certain bankruptcy events, a change of control, non-payment of Payments, divestiture of rights to commercialize Included Products in the U.S., divestiture of certain assets related to the Included Products (subject to customary carve-outs), and (subject to applicable cure periods) non-compliance with the covenants in the Revenue Interest Financing Agreement, Sagard has the right, but not the obligation, to require the Company to repurchase all, but not less than all, of Sagard’s interest in the Payments at the Put/Call Price. Our assets or cash flow may not be sufficient to fully repurchase all of Sagard’s interest in the Payments if such obligation is triggered upon any events of default. The duration and magnitude of any negative impact from the COVID-19 pandemic on ganaxolone commercialization, development or net revenues could also affect our ability to remain in compliance with our liquidity financial covenant. Further, if we are unable to repay, refinance or restructure our obligations under the Revenue Interest Financing Agreement, Sagard could proceed to protect and enforce its rights under the Revenue Interest Financing Agreement and other transaction documents by exercising such remedies (including foreclosure on the assets securing our obligations under the Revenue Interest Financing Agreement and the other transaction documents) as are available to Sagard and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Revenue Interest Financing Agreement or other transaction documents or in aid of the exercise of any power granted in the Revenue Interest Financing Agreement or other transaction documents. The foregoing would materially and adversely affect the ongoing viability of our business.

If we are unable to satisfy certain conditions in our Credit Agreement, we will be unable to draw down the remaining amount of the term loan facility.

For our Credit Agreement, we must satisfy certain conditions to be eligible to draw down the tranche C term loans of $25.0 million. The tranche C term loans of $25.0 million may be drawn by us on or before December 31, 2023, provided that we satisfy certain conditions described in the Credit Agreement, including (i) the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million and (ii) either our current Phase 3 RAISE trial or a Phase 3 trial in tuberous sclerosis complex (TSC) achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone being generally well tolerated, with a safety profile generally consistent with previous clinical trials. If we are unable to satisfy those conditions, we would not be able to draw down the tranche of loans and may not be able to obtain alternative financing on commercially reasonable terms or at all.

Our Credit Agreement and Revenue Interest Financing Agreement contains restrictions that limit our flexibility in operating our business.

The Credit Agreement and the Revenue Interest Financing Agreement contain various covenants that limit our ability to engage in specified types of transactions without the prior consent of Oaktree and the Lenders holding a majority of the Term Loan commitments and/or Sagard, as applicable,. These covenants limit our ability to, among other things:

●	sell, transfer, lease or dispose of our assets;
●	create, incur or assume additional indebtedness;
●	encumber or permit liens on certain of our assets;
●	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;
●	make specified investments (including acquisitions, loans and advances);
●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
●	enter into certain transactions with our affiliates;
●	grant certain license rights related to our products, technology and other intellectual property rights;
●	in the case of the Credit Agreement, permit our cash and cash equivalents held in certain deposit accounts to at any time be less than (i) from the funding of the tranche A-2 term loans until the funding of the tranche B term loans, $20.0 million and (ii) from the funding date of the tranche B term loans until the Maturity Date, $15.0 million; and
●	in the case of the Revenue Interest Financing Agreement, permit our cash and cash equivalents held in certain deposit accounts to be less than (i) from the RIFA Closing Date until the repayment of the loans under the Credit Agreement, $15.0 million and (ii) thereafter, $10.0 million.

The covenants in our Credit Agreement, Revenue Interest Financing Agreement and related security agreements may limit our ability to take certain actions that may be in our long-term best interests. In the event that we breach one or more covenants, Oaktree and/or Sagard may choose to declare an event of default and (i) in the case of the Credit Agreement, require that we immediately repay all amounts outstanding under the Credit Agreement, plus penalties and interest, terminate the Lenders’ commitments to fund any undrawn Term Loan tranches and foreclose on the collateral granted to them to secure the obligations under the Credit Agreement and the other loan documents and/or (ii) in the case of the Revenue Interest Financing Agreement, require that we repurchase all, but not less than all, of Sagard’s interest in the Payments and foreclose on the collateral granted to them to secure the obligations under the Revenue Interest Financing Agreement and the other transaction documents. Such repayment could have a material adverse effect on our business, operating results and financial condition.

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

On July 26, 2022, the USPTO issued a patent to Ovid Therapeutics, Inc. (Ovid) with claims that encompass our product candidate for the treatment of SE. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, RSE and ESE during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for SE, RSE or ESE based upon the “safe harbor” provisions of the Hatch-Waxman Act. We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for SE, RSE or ESE, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for SE, RSE and ESE altogether, which would have a material adverse impact on our business.

We have multiple ganaxolone drug products in development, and until such products are approved by regulatory authorities, there remains the risk that the drug product quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies, and product approvals.

We currently have multiple ganaxolone drug products in clinical development, including an oral suspension, IV solution and a new formulation for which top-line data from a Phase 1 trial with healthy volunteers were announced in the second quarter of 2022 and for which an additional Phase 1 cohort assessing the pharmacokinetics (PK) is planned.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to purchase of our common stock during the three and nine months ended September 30, 2022:

				Maximum Number
			Total Number of	(or Approximate Dollar Value)
	Total Number	Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased
Period	Purchased (1)	Per Share	Plans or Programs	Under the Plans or Programs
January 1, 2022 through January 31, 2022	-	$-	-	$-
February 1, 2022 through February 28, 2022	-	-	-	-
March 1, 2022 through March 31, 2022	1,236	8.59	-	-
April 1, 2022 through April 30, 2022	2,251	7.93	-	-
May 1, 2022 through May 31, 2022	-	-	-	-
June 1, 2022 through June 30, 2022	1,505	12.68	-	-
July 1, 2022 through July 31, 2022	-	-	-	-
August 1, 2022 through August 31, 2022	-	-	-	-
September 1, 2022 through September 30, 2022	5,810	13.16	-	-
Total	10,802	$11.48	-	$-

(1)	Represents shares of common stock withheld to satisfy taxes associated with the vested of restricted stock

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
10.1*+

Asset Purchase Agreement, dated July 13, 2022, by and between Marinus Pharmaceuticals, Inc. and Novo Nordisk Inc. (Incorporated by referenced to Exhibit 10.1 to Form 8-K current report filed on July 14, 2022.)

10.2+

Amendment No. 2, dated September 21, 2022, by and between Marinus Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on September 23, 2022.)

10.3+	Revenue Interest Financing Agreement, dated October 28, 2022, by and between Marinus Pharmaceuticals, Inc. and Sagard Healthcare Royalty Partners, LP. (Filed herewith.)
10.4+	Security Agreement dated October 28, 2022, by and among Marinus Pharmaceuticals, Inc. and Sagard Healthcare Royalty Partners, LP. (Filed herewith.)
10.5+

Limited Consent and First Amendment to Credit Agreement, dated October 28, 2022, by and among Marinus Pharmaceuticals, Inc., as Grantor, and Oaktree Fund Administration, LLC, as Administrative Agent. (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith.)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act (filed herewith.)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (furnished herewith.)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

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

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN, M.D.	President and Chief Executive Officer (principal executive officer) and Director	November 7, 2022
Scott Braunstein, M.D.

/s/ STEVEN PFANSTIEL	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 7, 2022
Steven Pfanstiel