Form 10-K
period 2022-12-31
MARINUS PHARMACEUTICALS, INC.
filed 2023-03-09
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant on the last business day of the registrant’s most recent completed second fiscal quarter (June 30, 2022) was $179,039,833, based on the closing price reported on the Nasdaq Global Market on June 30, 2022.

The total number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 3, 2023 was 49,665,117.

Documents Incorporated by Reference

Certain portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of the Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our plans to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in the U.S.;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) for ganaxolone;
●	our plans to achieve regulatory approval for ganaxolone in the European Union (EU), and the expected timing thereof;
●	our ability to develop ganaxolone for additional indications, including Refractory Status Epilepticus (RSE), Established Status Epilepticus (ESE), Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone, including in indications other than CDD;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;
●	our ability to maintain marketing approval for ganaxolone in CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;
●	our expectations regarding our collaborations with Orion Corporation (Orion), Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia) and NovaMedica LLC (NovaMedica), including the expected amounts and timings of milestone, royalty and other payments, including research and development reimbursement if applicable, pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits and contractual requirements derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone in CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our eligibility to receive funding under the remaining debt tranche available under the Credit Agreement with Oaktree;
●	our ability to create an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the possibility that third parties, such as Ovid Therapeutics, Inc. (Ovid), may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business;
●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	our belief that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our ability to, among other actions, secure additional financing or strategic transactions and continue as a going concern;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the industry in which we operate and trends which may affect the industry or us.

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

Risks Related to our Financial Position and Need for Additional Capital

●	We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to successfully commercialize ZTALMY or complete the development and commercialization, if approved, of ganaxolone in the other indications we are developing.
●	Our failure to comply with the covenants or other terms of the Credit Agreement or Revenue Interest Financing Agreement, including as a result of events beyond our control, could result in a default under these agreements that could materially and adversely affect the ongoing viability of our business.
●	If we are unable to satisfy certain conditions in our Credit Agreement, we will be unable to draw down the remaining amount of the term loan facility.
●	Our Credit Agreement and Revenue Interest Financing Agreement contains restrictions that limit our flexibility in operating our business.
●	Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.
●	We intend to expend our limited resources to pursue ganaxolone and may fail to capitalize on other technologies or any other future product candidates that may be more profitable or for which there may be a greater likelihood of success.

Risks Related to the Commercialization of ZTALMY and Other Future Product Candidates

●	ZTALMY is our first commercial product and we have a limited history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Even though we have obtained regulatory approval for ZTALMY in the U.S., we will still face extensive FDA regulatory requirements and may face regulatory difficulties.
●	Our commercial success depends upon attaining significant market access and acceptance of ZTALMY among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ganaxolone.
●	We operate in a competitive market, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to differentiate ZTALMY from current and future products or existing methods of treatments, our ability to successfully commercialize ZTALMY would be adversely affected.
●	ZTALMY is our first commercial product. If our sales and marketing capabilities to market and sell ganaxolone are not effective, we may be unable to generate meaningful revenue.
●	While ZTALMY has received favorable reimbursement determinations to date from third party payers for its approved indication, adverse changes in reimbursement or failure to obtain favorable reimbursement for future indications, if approved, could harm our business.
●	If the market opportunities for ZTALMY in CDD and other indications for which we obtain regulatory approval, if any, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.
●	If the FDA or other applicable regulatory authorities approve generic or other products that compete with any of our products or product candidates, it could reduce our sales of those products or product candidates.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

●	Failure to obtain regulatory approval in international jurisdictions would prevent ganaxolone from being marketed in these jurisdictions.
●	Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in several indications and will require significant capital resources and years of additional clinical development effort.

●	We are conducting clinical development activities for ganaxolone across multiple indications, and such clinical development activities may not produce favorable results, which could adversely impact our ability to achieve regulatory approval for ganaxolone in such indications.
●	Ganaxolone may cause undesirable side effects, or have other properties, such as abuse potential, that could delay or prevent its regulatory approval or result in significant negative consequences following any marketing approval.
●	The therapeutic efficacy and safety of ganaxolone in indications other than CDD have not been established by regulatory authorities, and we may not be able to successfully develop and commercialize ganaxolone in the other indications under clinical development in the future.
●	We may not be able to obtain or maintain orphan drug exclusivity for ganaxolone across all indications and markets, which could limit the potential profitability of ganaxolone.
●	ZTALMY is regulated as a controlled substance, which is subject to significant regulation by the Drug Enforcement Administration (DEA) and other regulatory agencies.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual terms and/or regulatory requirements or meet expected timelines, our development plans may be adversely affected and we may not be able to obtain regulatory approval for ganaxolone in indications other than CDD.
●	We have multiple ganaxolone drug products in development, and until such products are approved by regulatory authorities, there remains the risk that the drug product quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies, and product approvals.
●	Our experience manufacturing ganaxolone has historically consisted of supplying the needs of our preclinical studies and clinical trials. We have limited experience manufacturing ganaxolone on a commercial scale and do not operate our own manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone drug substance and drug products as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing and supply of ganaxolone could be delayed.
●	We have entered into and may enter into additional collaboration or out-license agreements with third parties for the development or commercialization of ganaxolone in jurisdictions outside of the U.S. (OUS). If these collaborations or out-licenses are not successful, we may not be able to capitalize on the market potential of ganaxolone.
●	Government funding for certain aspects of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of certain product candidates developed under those government-funded programs.
●	We may elect to enter into license or collaboration agreements to partner ganaxolone in territories currently retained by us. Our dependence on such relationships may adversely affect our business.

Risks Related to Regulatory Compliance

●	Currently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize ganaxolone and affect the prices we may obtain.

Risks Related to Intellectual Property

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Third parties, such as Ovid Therapeutics, Inc., may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
●	We rely on government funding for certain aspects of our research and development activities and we may develop intellectual property through such activities and therefore may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Risks Related to our Business Operations

●	The COVID-19 pandemic could continue to adversely affect our business and our ability to conduct and complete clinical trials.

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

Item 1. Business.

Overview

Our Company

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY (ganaxolone) oral suspension for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in patients 2 years of age and older. In June 2022, the U.S. Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V (CV) of the Controlled Substances Act (CSA), which rule became final on December 9, 2022. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We plan to develop ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of status epilepticus (SE). We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures associated with CDD is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

Our Strategy

Our mission is to maximize the value of ganaxolone as a best-in-class therapy for rare seizure and neurological disorders through development of multiple formulations for oral and IV administration. The key elements of our strategy include the following:

●	Pursuing orphan, genetic epilepsy indications for ganaxolone. Within epilepsy, there are several disorders where the symptoms have been linked to deficits in GABAergic signaling. Based on our clinical data, we believe that increasing activation of GABA receptors and associated processes (GABAergic tone) with ganaxolone could provide therapeutic benefits and that treatments for these small populations have the potential for more efficient paths through clinical development, regulatory approval and commercialization. In addition to CDD and TSC, we may in the future develop ganaxolone in one or more additional indications for rare epilepsies. We may also seek to in-license complementary products to leverage our development and commercial investment.
●	Pursuing hospital-based orphan indications for ganaxolone. We believe that hospitalized SE patients who do not respond to available first- and second-line treatments are significantly underserved with severely limited treatment options. Additionally, SE is associated with significant morbidity and mortality. Due to its activity at extrasynaptic GABAA receptors, ganaxolone may provide a therapeutic benefit for patients whose SE is refractory to currently available first- and second-line treatments. To that end, and based on our Phase 2 trial results, we are conducting the Randomized Therapy In Status Epilepticus trial (RAISE trial), a pivotal Phase 3 trial in refractory status epilepticus (RSE) patients. We are also conducting the Researching Established Status Epileptics Treatment Trial, or the RESET trial, a Phase 2 trial in established status epileptics (ESE), and may in the future study similar and other hospital-based indications that could benefit from ganaxolone’s mechanism of action.
●	Reformulation and prodrug compounds. We intend to further develop the current oral formulation of ganaxolone through second-generation reformulation and prodrug compounds. A reformulation or prodrug of ganaxolone that increases bioavailability and improves the pharmacokinetics (PK) profile may create substantial indication expansion opportunities and have the potential to enhance efficacy by better achieving desired ganaxolone blood levels, improve the safety profile through a more consistent PK profile, reduce dosing frequency, generate new IP, and improve costs of goods through lower active pharmaceutical ingredient (API) requirements. Top-line data from a Phase 1 trial with healthy volunteers utilizing the first candidate for a second-generation formulation of ganaxolone were announced in the second quarter of 2022, including PK characteristics that may allow for twice-daily dosing. We believe that the data support further clinical development of this formulation of ganaxolone. An additional Phase 1 cohort assessing the PK of a second-generation oral formulation candidate has been completed which assessed higher doses of ganaxolone than in the initial phase 1 cohorts. A multiple ascending dose study will be initiated in the second quarter of 2023. This study will also incorporate food effect assessments. We plan to pursue the development of Lennox Gastaut Syndrome (LGS) as a lead indication for a reformulated oral form of ganaxolone, with a Phase 2 trial targeted to begin in the fourth quarter of 2023, and seek additional indications in epilepsy and potentially other therapeutic areas as activities progress.
●	Building on our product pipeline. We may expand and diversify our product pipeline through acquisition of additional drug candidates that fit our business strategy.

COVID-19

The continued global spread of COVID-19 has impacted our clinical operations and timelines. For example, our RAISE trial is conducted in hospitals, primarily intensive care units in academic medical centers, which have experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial to the second half of 2023. In May 2022, we resumed screening and recruitment for the RAISE trial. Several of the sites participating in the RAISE trial continue to encounter COVID-related setbacks, including staff turnover and the need to devote significant resources for patients with COVID-19. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

Our Products and Product Candidates

ZTALMY® (ganaxolone) oral suspension CV

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD.  ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients 2 years of age and older.  In June 2022, the DEA published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the CSA, which rule became final on December 9, 2022. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We recorded net U.S. product revenue related to ZTALMY of $2.9 million for the year ended December 31, 2022.

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

In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDD. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees. Additionally, in November 2019, the European Medical Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD. In July 2020, the FDA granted Rare Pediatric Disease Designation (RPD Designation) for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. The approval of ZTALMY in CDD is based on data from the Phase 3 Marigold double-blind placebo-controlled trial, in which 101 patients were randomized and treated with ZTALMY. Patients showed a median 30.7% reduction in 28-day major motor seizure frequency, compared to a median 6.9% reduction for those receiving placebo, achieving the trial’s primary endpoint (p=0.0036). In the Marigold open label extension study, patients treated with ZTALMY for at least 12 months (n=48) experienced a median 49.6% reduction in major motor seizure frequency. On October 13, 2022, we presented two posters at the Child Neurology Society Meeting from our Phase 3 Marigold clinical trial of ZTALMY, including open label extension data showing continued seizure reduction over a two-year period. In the Marigold open-label extension, patients on ganaxolone at 2 years (n=50) showed a median 48.2% reduction in major motor seizure frequency suggesting that ganaxolone may provide sustained efficacy for the treatment of seizures associated with CDD. The discontinuation rate was about 30% during the first year of the open label phase but declined to about 10% during the second year. These data in total suggest that patients who remain on treatment long-term may demonstrate continued reductions in seizure frequency. In the clinical development program, ZTALMY demonstrated efficacy, safety and tolerability with the most common adverse reactions (AEs) (incidence >5% and at least twice the rate of placebo) in the ZTALMY group being somnolence, pyrexia, salivary hypersecretion, and seasonal allergy.

We own families of patents and pending patent applications that claim certain formulations of ganaxolone and cover certain therapeutic uses of ganaxolone, including for treating CDD. The 20-year terms for patents, and applications that issue as patents, in these families run from 2026 through 2042, absent any available patent term adjustments or extensions. We have also licensed from Ovid certain patents that claim certain therapeutic uses of ganaxolone for the treatment of CDD. The licensed patents include a granted U.S. patent, and pending applications in the U.S. and Europe. The 20-year term for these licensed patents and applications that issue as patents will run through 2037, absent any available patent term adjustments.

Priority Review Voucher. As a result of the RPD Designation for ganaxolone for the treatment of CDD, the FDA awarded us a Rare Pediatric Disease Priority Review Voucher (PRV) on March 18, 2022 in connection with the approval of the use of ZTALMY in CDD. On July 13, 2022, we entered into an asset purchase agreement (PRV Asset Purchase Agreement) with Novo Nordisk Inc., pursuant to which we agreed to sell the PRV to Novo Nordisk, Inc. for $110.0 million, payable in cash, upon the closing of the transaction. In August 2022, the transaction closed and we received $110.0 million from Novo Nordisk, Inc.

Commercial Strategy. Since ZTALMY was approved by FDA, we have been focused on the implementation and execution of an integrated launch plan to make ZTALMY available to CDD patients through a specialty pharmacy. Key launch strategies have included and continue to include: (1) establishing our supply chain network and quality management system to assure product is available to patients; (2) driving clinical awareness of ZTALMY as the first and only FDA approved product indicated specifically for seizures associated with CDD; (3) deploying our field sales force to target physicians who treat this rare pediatric patient population; (4) engaging commercial and government payers with the objective of obtaining insurance coverage; and (5) developing our internal capabilities (such as Finance, Human Resources, Information Technology, Data Analytics and Compliance) to support our first launch as a commercial company.

Marketing Strategy.  Our marketing strategy is to reinforce that seizures are central to the constellation of CDD symptoms, establish ZTALMY as central to the comprehensive management of seizures associated with CDD, and ensure that patients have seamless access to ZTALMY from prescription through fulfillment. Our marketing campaign for ZTALMY is active, and our integrated commercial launch activities initiated in the third quarter of 2022.

Sales Strategy.   Our commercial sales force includes 16 regional account managers experienced in rare disease. Our field force is targeting identified key accounts and centers of excellence for CDD. Based on our market research, we estimate the addressable patient population for ZTALMY in CDD in the U.S. is approximately 2,000 patients. For the year ended December 31, 2022, we received over 90 CDD prescription enrollment forms, of which more than 70 were for new commercial patients not previously treated with ZTALMY. As this is the first product approved by the FDA specifically for seizures associated with CDD and the International Classification of Diseases, Tenth Revision (ICD10) code for CDD was established in 2020, there is limited data available for this specific market. We have strengthened both our market access and field force teams, and both payer and customer engagement are underway.

Market Access.  We have established a cross-functional payer and reimbursement account team with the objective of obtaining and maintaining reimbursement (coverage) of ZTALMY. We are focusing our efforts on reimbursement from commercial payers where pharmacy benefit managers (PBMs) control the majority of commercial pharmacy-benefit lives and government payers, primarily Medicaid for the target population for CDD.  We expect approximately 60% of the CDD patient population will access coverage through both Fee-for-Service and Managed Medicaid, with the remaining 40% accessing commercial coverage, with the top PBMs having significant influence. Of the CDD patient enrollment forms received in the year ended December 31, 2022, over 75% received favorable reimbursement coverage and therapy in the year. The prescribing and fulfillment process for ZTALMY is managed through ZTALMY One™, a comprehensive patient support program. Enrollment in the program offers various support and information to help caregivers and patients prescribed ZTALMY access their ZTALMY prescription and assist in determining eligibility for and access to co-pay support or free drug programs.

Specialty Pharmacy.  We are utilizing Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy, to provide services for patients, including patient enrollment, benefit verification and investigation, prior authorization support, patient education and drug counseling, dispensing of product and shipment coordination. We recorded our first sales of ZTALMY to Orsini in the third quarter of 2022.

Infrastructure.  We continue to enhance our internal capabilities and processes to support a commercial stage company.  We have implemented a healthcare compliance program to guide our compliance with rules and regulations regarding pharmaceutical sales.

Manufacture of Commercial Supply. We have executed commercial supply agreements for ganaxolone API with our current manufacturer and also with our current supplier for finished bulk drug product. Additionally, we have executed a master supply agreement with a second API supplier in the U.S. to undertake certain process development activities and subsequently to provide commercial supplies of API and/or API intermediates.

Regulated as a Controlled Substance. On June 1, 2022, the DEA published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the CSA, which rule became final December 9, 2022. Under the CSA, drugs are classified into five (5) distinct categories or schedules depending upon the drug’s acceptable medical use and the drug’s abuse or dependency potential. Schedule V is defined by the DEA as drugs with lower potential for abuse than schedule IV and consist of preparations containing limited quantities of certain narcotics. ZTALMY became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. As a controlled substance, ganaxolone is subject to the applicable CSA requirements such as registration, security, recordkeeping and reporting, storage manufacturing, distribution, importation and other requirements.

Post Marketing Requirements. In connection with FDA approval of ZTALMY for CDD, we have several post marketing commitments. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. The remaining post-marketing requirements include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats;

extractable/leachable study results on the container closure system; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. We expect to be able to complete these remaining required FDA studies within the requested FDA timeframe.

Marketing Authorization Application

In August 2021, the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted our request for accelerated assessment of ganaxolone for the treatment of seizures associated with CDD. The marketing authorization application (MAA) for ganaxolone was submitted to the EMA on October 11, 2021 and on October 28, 2021 we received formal notification from the EMA that the CDD MAA was validated. With this validation, the EMA began its formal review of the MAA under the centralized procedure. In February 2022, the MAA was converted to a standard review timeline.

Further, the CHMP granted an extension to our Day 120 clock stop, and as a result, we submitted our Day 120 responses to the EMA on November 22, 2022. We received the Day 180 report, including a List of Outstanding Issues (LoOI) from the EMA on January 26, 2023. The LoOI contains a number of outstanding major objections and other concerns, including a major objection related to the choice of our regulatory starting material (RSM). The CHMP has indicated that the proposed RSM is not acceptable and should be redefined further upstream. We may not be able to timely address all of the objections to the CHMP’s satisfaction. An initial 30-day clock stop extension was requested and granted to allow for time to respond to the issues raised by the CHMP. The CHMP is expected to present its opinion on the MAA in the second quarter of 2023. If outstanding issues remain unresolved, we or the CHMP may request an oral explanation, which may or may not be granted. Further delays in the review and approval process could occur if we are not able to timely or adequately respond to the CHMP’s objections and concerns. If we were to ultimately receive a negative opinion on the MAA, we would have the opportunity to request a re-examination by the CHMP.

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

The co-primary endpoints for the RAISE trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for SE treatment, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following initiation of the study drug. In June 2022, we announced that we amended the protocol for the RAISE trial to expand eligibility criteria to support recruitment. We broadened the inclusion criteria to permit patients previously treated with up to 18 hours of high-dose IV anesthesia to qualify for the trial, rather than excluding patients treated with anesthetics at high doses for any duration. We believe this will facilitate the enrollment of patients transferred to the ICU from other hospitals or the emergency room, who may already have received high doses of anesthetic medication for less than 18 hours. We reached alignment with the FDA on the protocol amendment, including a proposal for a potential interim analysis when two-thirds of the patients (approximately 82) have completed the trial.

Several academic medical centers and intensive care units participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays. Additionally, in February 2022, we temporarily paused the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24 months to meet product stability testing specifications. We notified the FDA of this issue and our plans to proactively pause the trial, and we subsequently provided additional information to the FDA to support resuming trial activities. In May 2022, we announced that the trial had resumed utilizing new batches of the current IV formulation of ganaxolone, and we implemented a reduced shelf life of 12 months. In agreement with the FDA, ganaxolone clinical supplies will be stored under refrigerated conditions for the entire duration of clinical use. We manufactured the IV ganaxolone formulation with a new buffer and are targeting a shelf life of at least 24 months. The FDA agreed that in principle a buffer change in the ganaxolone IV formulation is acceptable.

We are working closely with key investigators and site coordinators to support enrollment efficiencies at existing RAISE trial sites and are also increasing the number of U.S. centers participating in the trial. Additionally, we plan to expand the trial to sites in Canada and Australia. Consistent with the prior announcement, we expect our top-line data readout for the RAISE trial to be available in the second half of 2023.

Planning continues for a separate Phase 3 RSE trial to support an MAA in Europe (RAISE II trial). We gained alignment on the trial design at a meeting with the EMA in the first quarter of 2021. Due to the delay in clinical trial supply mentioned for the RAISE trial, the RAISE II trial initiation is planned for the second half of 2023. RAISE II will be a double blind, placebo-controlled pivotal registration trial expected to enroll 70 patients who have failed first-line benzodiazepine treatment and at least one second-line AED. Patients will receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line AED. The simultaneous administration of a standard-of-care AED with the trial medication is expected to provide data complementary to that from the RAISE trial. There are two additional key differences between the RAISE and RAISE II trials. First, rather than specifying progression to IV anesthesia as a treatment failure, under the RAISE II protocol any escalation of care will constitute a treatment failure. This could be IV anesthesia or another second-line IV AED. Second, the primary analysis for the RAISE II trial will be a responder analysis, with response defined as SE cessation within 30 minutes and no escalation of care within 36 hours, rather than the co-primary endpoints in the RAISE trial, which require statistical significance to be achieved independently on both the 30-minute and 36-hour outcomes.

The FDA has indicated alignment on the overall trial design for a third SE trial, the RESET trial, a Phase 2 trial evaluating ganaxolone in the treatment of ESE, for which enrollment in the U.S. is expected to commence in the first half of 2023. The RESET trial will enroll patients with convulsive SE presenting to emergency departments, and will be conducted under Exception from Informed Consent (EFIC) guidelines. The RESET trial will consist of two phases: an initial open-label, dose optimization phase and a subsequent double-blind placebo-controlled phase. In the open-label portion of the trial, sequential cohorts will receive IV ganaxolone for varying durations and at different doses. The dosing for each cohort will depend on the treatment effect and tolerability seen in the previous one, with the expected optimal dose and duration of ganaxolone incorporated in the double-blind phase of the trial to follow. We expect that the double-blind placebo-controlled phase will enroll approximately 80 ESE patients randomized equally to IV ganaxolone or placebo added to a standard-of-care AED. The primary efficacy endpoint will be the absence of electrographic (rapid EEG) evidence of SE or recurrence of generalized convulsions at 1 hour after the initiation of treatment. We are targeting data from the first dose-finding cohort of the RESET trial by the end of 2023.

In September 2021, the U.S. Patent and Trademark Office (USPTO) granted us a patent on a method of treating SE, including dosing regimens. This issued patent expires in 2040. That patent is a member of a patent family we own that includes pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. On July 26, 2022, the USPTO issued a patent to Ovid with claims that encompass our product candidate for the treatment of SE. Ovid may file a lawsuit against us alleging infringement of its patents and/or we may challenge the validity of Ovid’s patents with the USPTO or through the courts. Any such proceeding, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, RSE and ESE during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for SE, RSE or ESE based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for SE, RSE and ESE, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for SE, RSE and ESE altogether, which would have a material adverse impact on our business.

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

The primary endpoint showed a median 16.6% reduction in 28-day in the frequency of TSC-associated seizures relative to the four-week baseline period. A secondary endpoint showed that the proportion of patients that achieved at least a 50% seizure reduction was 30.4%. During the trial, patients with focal seizures (n=19) showed a median 25.2% reduction in focal seizure frequency. Ganaxolone was generally well-tolerated with somnolence reported as the most common AE. In addition, one serious adverse event (SAE) of worsening seizures occurred, which was assessed by the investigator as treatment-related. Four patients discontinued the trial due to AEs. Additionally, the data from the trial suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. The interpretation of these findings is limited by the small sample size and open-label design of the trial. A formal Phase 1 drug-drug interaction trial was completed, demonstrating a lack of significant interaction between ganaxolone and Epidiolex. Additionally, the titration schedule for all subjects in the Phase 3 TSC trial has been adjusted to maximize tolerability.

In response to our request for an End of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. We believe that, based on the FDA’s written responses, and with FDA approval of CDD, a single trial could serve as necessary support for regulatory approval for TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, the EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses from the EMA, like those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the first quarter of 2022 and dosing the first patient in the second quarter of 2022, we are actively enrolling patients in the U.S., Spain, Germany and the United Kingdom for this global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone in approximately 160 TSC patients. We expect to expand the trial to include up to 90 sites, including several TSC centers of excellence, predominantly in the U.S., Western Europe, Canada and Israel. The primary endpoint for the TrustTSC trial is percent change in 28-day frequency of TSC-associated seizures. We plan to announce top-line data from the TrustTSC trial in the first quarter of 2024.

Second-Generation Formulation, Prodrug Development and Lennox-Gastaut Syndrome (LGS)

Top-line data from a Phase 1 trial with healthy volunteers utilizing the first candidate for a second-generation formulation of ganaxolone were announced in the second quarter of 2022, including PK characteristics that may allow for twice-daily dosing. We believe that the data support further clinical development of this formulation of ganaxolone. An additional Phase 1 cohort of assessing the PK of the second-generation oral formulation candidate has been completed, which assessed higher doses of ganaxolone than in the initial phase 1 cohorts. A multiple ascending dose study will be initiated in the second quarter of 2023. This study will also incorporate food effect assessments.

The development of ganaxolone prodrug compounds continues to advance, with lead oral and IV candidates selected, and Phase 1 data targeted for 2024.

We plan to pursue the development of ganaxolone for LGS, a severe form of epilepsy that typically begins between one and eight years of age. Affected children have neurodevelopmental impairments and intractable seizures, including focal, atonic, tonic and atypical absence seizures. Given the overlap in seizure types and etiologies with other disorders where ganaxolone has potential to reduce seizures, such as CDD and TSC, we believe that LGS represents a promising opportunity for ganaxolone development. We are planning to utilize a second-generation formulation of ganaxolone for the LGS development program, with a Phase 2 trial targeted to begin in the fourth quarter of 2023.

Orphan Designations

The FDA has granted orphan drug designation to ganaxolone for the treatment of Infantile Spasms, SE, CDD, TSC, PCDH19-RE and Fragile X Syndrome. Orphan drug designation is granted by the FDA Office of Orphan Products Development to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the U.S. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees.

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

Safety Overview

Oral Safety

More than 2,300 individuals have received oral formulations of ganaxolone for durations from one day to more than two years at doses of 50 to 2,000 mg/day. Ganaxolone was administered in Phase 2 clinical trials to pediatric patients at doses up to 1,800 mg/day and to adult patients at doses up to 1,875 mg/day. The majority of AEs were non-serious and resolved upon discontinuation of therapy. The most common side effects with oral ganaxolone relate to sedation or somnolence. In the oral ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in adult or pediatric populations.

In the pivotal Phase 3 clinical trial (Marigold Trial), which evaluated the use of oral ganaxolone in children and young adults with CDD, ganaxolone was generally well tolerated with a safety profile consistent with previous clinical trials. The most common adverse reactions (incidence of at least 5% and at least twice the rate of placebo) were somnolence, pyrexia, salivary hypersecretion, and seasonal allergy. Somnolence and sedation appeared early during treatment and were generally dose related. Antiepileptic drugs, including ZTALMY, increase the risk of suicidal thoughts or behavior. In addition, as with most antiepileptic drugs, ganaxolone should be withdrawn gradually to minimize the risk of increased seizure frequency and SE.

There were no deaths reported in the double-blind phase of the Marigold Trial. Three deaths globally have occurred during the open label extension phase of the trial, two of which were assessed by the investigators as unrelated to trial treatment. The third death was assessed by the investigator as probably related to trial medication. Given the severity of CDD and its medical complications, serious adverse events or deaths may occur which, in the absence of a control group, make determination of relatedness to treatment difficult.

In the Phase 2 TSC trial, ganaxolone was generally well tolerated with somnolence reported as the most common AE, consistent with previous studies. Concomitant Epidiolex appeared to be linked to greater somnolence. A formal Phase 1 drug-drug interaction trial was completed, demonstrating a lack of significant interaction between ganaxolone and Epidiolex. Additionally, the titration schedule for all subjects in the Phase 3 TSC trial has been adjusted to maximize tolerability.

IV Safety

In 2016, we completed a Phase 1 dose-escalation trial with IV ganaxolone that enrolled 36 patients, designed to determine the PK, pharmacodynamics (PD), and safety of IV ganaxolone administered as an ascending bolus dose (Stage 1) or continuous infusion (Stage 2).  Thirty-six healthy volunteers were enrolled.

Every dose regimen of IV ganaxolone, either bolus or continuous infusion, was generally safe and well-tolerated and rapidly reached targeted dose levels.  Six treatment-emergent AEs were reported, all of which were mild in severity and resolved without intervention. Only headache was considered possibly related to trial treatment. No patient discontinued due to an AE and no SAEs were reported. IV ganaxolone plasma concentrations were generally proportional to the administered dose. In addition, the continuous infusion of IV ganaxolone achieved the targeted exposure levels associated with anticonvulsant activity.

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

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. An activity assay, dose range finding study in rats and an in vivo micronucleus with comet analysis for the detection of genotoxicity have been conducted and the results submitted to the FDA. Results from additional preclinical studies are required to the FDA as post-marketing requirement(s). These include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. Additional post-marketing requirements include: phase 1 renal and hepatic impairment studies and a thorough QTc study; and extractable/leachable study results on the container closure system. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. We plan to complete the required FDA studies within the required FDA timeframe. However, there is a risk that the studies could take longer than expected to complete or the studies may have adverse findings which may require additional investments and have the potential to materially impact our marketing of Ztalmy. In the EU, if additional studies are needed, these are usually required before or during MAA review.

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

Intellectual Property

The proprietary nature of and protection for ZTALMY, other indications being developed for ganaxolone and any other future product candidates, discovery programs and know-how are important to our business. We have sought patent protection in the U.S. and internationally for synthetic methods for making ganaxolone, ganaxolone nanoparticles, which are used in certain oral solid, oral liquid, and IV dose formulations, other injectable and oral ganaxolone formulations, and methods of treatment using ganaxolone. Our policy is to pursue, maintain and defend patent rights whether developed internally or licensed from third parties and to protect the technology, inventions and improvements that are commercially important to the development of our business. The patents and patent applications owned by us comprise approximately 17 different patent families, filed in various jurisdictions around the world.

Nanoparticle Ganaxolone Formulations. We own approximately four patent families directed to nanoparticle formulations of ganaxolone and complexing agents that deliver consistent exposure and improved stability of ganaxolone, and certain uses of the formulations. One of the patent families includes eight issued U.S. patents with claims directed to certain solid and liquid ganaxolone formulations and certain methods for the making and use thereof. Corresponding foreign patents have been granted in Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, South Africa, New Zealand, Singapore and South Korea. The 20-year term for patents in this family runs through 2026, absent any available patent term adjustments or extensions. We have filed for a patent term extension of a granted U.S. patent in this patent family that covers ZTALMY. Our patent term extension application requests an extension of five (5) years, which is the maximum extension available under the Hatch-Waxman Act. If the full extension is granted, this U.S. patent would be extended to November 28, 2031. The application for patent term extension is pending at the USPTO. We have not out-licensed any rights to practice these patents in any of these territories. Pursuant to our agreement with Domain Russia Investments Limited (DRI), we assigned to DRI patent rights, which rights were subsequently assigned to NovaMedica LLC (NovaMedica), along with the right to develop and commercialize ganaxolone in Russia and certain other member countries of the Eurasian Patent Organization.

We have approximately four patent families consisting of three pending U.S. provisional applications directed to ganaxolone analogs and/or additional formulations of ganaxolone, and an international application filed under the Patent Cooperation Treaty (PCT) that is directed to additional formulations of ganaxolone. The 20-year term for patents based on this international application will run through 2042, absent any available patent term adjustments.

Process for Manufacturing Ganaxolone. Our patent portfolio contains patents issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel Japan, Mexico, New Zealand, South Korea, and the U.S. covering our synthetic process for manufacturing ganaxolone. The 20-year term for patents in this family runs through 2030, absent any available patent term adjustments or extensions. The European patent has been validated in France, Germany, Ireland, Italy, Spain, and Switzerland.

Intravenous Ganaxolone Formulations. We own approximately four patent families directed to our IV ganaxolone formulations that we are developing for the treatment of SE and certain other disorders. One of the patent families includes pending applications in Australia, Canada, China, Europe, Israel, India, Japan, South Africa, and the U.S. that claim certain injectable ganaxolone formulations containing sulfobutyl ether-beta-cyclodextrin and certain methods of use of the formulations, including for the treatment of SE. The 20-year term for this patent family runs through to 2036, absent any available patent term adjustments or extensions. A second patent family currently includes one issued U.S. patent with claims directed to certain therapeutic regimens for the treatment of SE using IV ganaxolone, and an international application filed under the PCT that is directed to certain therapeutic regimens for the treatment of SE using IV ganaxolone. The 20-year term for patents based on this international application will run through 2040, absent any available patent term adjustments. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. A third patent family currently consists of a pending international application filed under the PCT that is directed to certain therapeutic uses of IV ganaxolone. We intend to file national phase applications in various foreign jurisdictions based on the PCT application before applicable deadlines. The 20-year term for patents based on this international application will run through 2041, absent any applicable available patent term adjustments. A fourth patent family currently consists of a pending international application filed under the PCT directed to certain therapeutic uses for SE. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. The 20-year term for patents based on this international application will run through 2042, absent any available patent term adjustments.

Additional Therapeutic Uses. We own approximately four patent families directed to certain therapeutic uses of ganaxolone, including for treating genetic epilepsy disorders, such as CDD and PCDH19-Related Epilepsy (PCDH19-RE), and TSC. One of the patent families includes pending applications filed in Australia, Canada, China, Eurasia, Europe, Japan, Korea, Malaysia, New Zealand, Singapore, and the U.S. that claim certain methods of treating epileptic disorders. The 20-year term for patents in this family runs through 2038, absent any available patent term adjustments or extensions. A second patent family currently includes one pending international patent application filed under the PCT that claims certain methods of treating TSC. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. The 20-year term for patents based on this family run through 2040, absent any available patent term adjustments or extensions. A third family currently comprises one pending international patent application filed under this PCT directed to certain therapeutic regimens for certain disorders using ganaxolone. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. The 20-year term for patents based on this family run through 2041, absent any available patent term adjustments or extensions. A fourth patent family currently consists of a pending international patent application filed under this PCT directed to certain therapeutic regimens for certain disorders using ganaxolone. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. The 20-year term for patents based on this family run through 2042, absent any available patent term adjustments or extensions.

We have also licensed from Ovid certain patents that are directed to certain therapeutic uses of ganaxolone for the treatment of CDD. The licensed patent family includes a granted U.S. patent and a pending application in Europe. The 20-year term for patents based on this international application will run through 2037, absent any available patent term adjustments.

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

As discussed in the Government Regulation section below, the term of a patent that covers an FDA-approved drug may be eligible for patent term extension, which provides patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act) permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive approval in the U.S. or other countries, we expect to apply for patent term extensions, where available, on patents covering those products in the respective jurisdictions.

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

Tenacia

On November 16, 2022, we entered into a collaboration and supply agreement with Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia), whereby Tenacia received exclusive rights to develop and commercialize certain oral and IV formulations of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions, initially for the treatment of CDD, TSC and SE. In connection with the agreement, we received an upfront cash payment of $10 million in December 2022 and are eligible to receive up to an additional $256 million upon the achievement of certain development, regulatory and sales-based milestones. Tenacia has further agreed to pay us tiered royalty payments based on annual net sales ranging from the low double digits to the mid-teens for each of the oral formulation, IV formulation and selected product formulation of licensed products.

Other Distribution Agreements

We have entered into an agreement for commercialization of ganaxolone in other territories with NovaMedica whereby NovaMedica has the right to market and sell ganaxolone in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. We continue to assess opportunities in other markets to further expand the distribution and commercialization of ganaxolone globally.

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

Purdue Neuroscience Company (Purdue)

In September 2004, we entered into a license agreement with Purdue, which was amended and restated in May 2008 (Purdue License Agreement), that granted us exclusive rights to certain know-how and technology relating to ganaxolone, excluding the field of treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage or described in terms of such damage. The agreement contains a right by us to sublicense, subject to prior written approval by Purdue, and we have sublicensed our licensed rights to NovaMedica for the Covered Territory. We are obligated to pay royalties as a percentage in the range of high single digits up to 10% of net product sales for direct licensed products, such as ganaxolone. The obligation to pay royalties expires, on a country-by-country basis, ten years from the first commercial sale of a licensed product in each country. Upon commercialization, we estimate the in-licensed technology would result in us paying royalties to Purdue in the low single digits as a percentage of sales. Other payment obligations may be triggered if we successfully partner our product candidates with third parties. In addition, the agreement also requires that we pay Purdue a percentage in the mid-single digits of the non-royalty consideration that we receive from a sublicensee and a percentage in the twenties of milestone payments received from sublicensees for indications other than seizure disorders and vascular migraine headaches not associated with mood disorders. Under the license agreement, we are committed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

On July 14, 2022, we announced that we had entered into a definitive agreement to sell our PRV for $110 million. Thereafter, we received a letter dated August 1, 2022 from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. Our position communicated to Purdue is that we do not owe Purdue any of the proceeds from the sale of the PRV. Purdue maintains that they are owed the $5.5 million. No associated payment has been made and we continue to discuss this matter with Purdue.

Ovid License

In March 2022, we entered into an exclusive patent license agreement (License Agreement) with Ovid Therapeutics Inc. (Ovid). Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of, and be owned solely by, us. We were required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock was exercisable within the five-business day period following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 24, 2022. On March 29, 2022, we issued 123,255 shares of our common stock to Ovid, per Ovid’s option in accordance with the License Agreement. As such, we recorded $1.2 million of IP license fee expenses related to the Ovid License Agreement in the year ended December 31, 2022. The License Agreement provides for payment of royalties by us to Ovid in the low single digits on net sales by us, our affiliates and sublicensees, of Licensed Products in the Field in the Territory. Such royalties are subject to reduction in the event of generic competition in accordance with the License Agreement. We may terminate the License Agreement at any time without cause on thirty days’ prior written notice. Either party may terminate the License Agreement for the other party’s material breach or insolvency subject to certain cure periods. Also, Ovid has the right to terminate the License Agreement if there has not been a first commercial sale of any Licensed Products in the Field in the Territory on or before June 30, 2025. In the event of termination, all licenses granted under the License Agreement will terminate.

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

We primarily compete with pharmaceutical and biotechnology companies that are developing clinical-stage therapies or marketing drugs to treat indications that we are targeting.

SE

SE patients generally are treated with benzodiazepines as first-line treatment. When benzodiazepines are not effective the patients are in ESE and are treated with various second-line IV AEDs, such as levetiracetam, fosphenytoin, lacosamide, or valproate. In 2019, a multicenter, randomized clinical trial (Established Status Epilepticus Treatment Trial; ESETT) was conducted by a group of academic investigators and was designed to evaluate the effectiveness of second-line IV AEDs in ESE. In this trial, the efficacy of levetiracetam, fosphenytoin, or valproate was evaluated in convulsive ESE patients. It was reported that levetiracetam, fosphenytoin, and valproate were effective at stopping SE in 47%, 45%, and 46% of the patients, respectively. When second-line AEDs are not effective, RSE patients are generally placed in a medically-induced coma under IV anesthesia in an attempt to stop the seizures and prevent further damage to the brain and death. Patients on third-line IV anesthesia are at higher risk for anesthesia-associated morbidities, such as infection, and have 2.9 times greater mortality rate. In addition, patients on IV anesthetics for SE treatment have increased lengths of stays in the hospital and ICU resulting in increased healthcare utilization. To our knowledge, there are no treatments indicated for RSE. To our knowledge, there is only one other company currently developing a clinical-stage product for the treatment of SE and RSE. Bio-Pharm Solutions Co., a private South Korea-based company, is currently in Phase 2 trials for intravenously administered treatment for SE and RSE.

CDD and TSC

There are no drugs other than our product ZTALMY approved specifically for the treatment of seizures associated with CDD, and two drugs approved for the treatment of seizures associated with TSC: Novartis Pharmaceuticals Corp.’s Afinitor DISPERZ® (everolimus tablets for oral suspension) and Jazz Pharmaceuticals, Inc.’s EPIDIOLEX® (cannabidiol). CDD and TSC patients are typically prescribed drugs approved for epileptic seizures, which often fail to control seizures in these patient populations. To our knowledge, there is only one other company with a drug in active clinical development for the treatment of CDD (UCB S.A’s, FINTEPLA® Fenfluramine Hydrochloride). To our knowledge, there are currently two products in development for the treatment of seizures associated with TSC: Noema Pharma AG’s Basimglurant (NOE-101) in a Phase 2b trial and Ovid’s OV329 in a Phase 1A trial.

LGS

There are currently three FDA-approved branded drugs for the treatment of seizures in LGS. These include Assertio Holdings Inc.’s SYMPAZAN® (clobazam) oral film CIV for patients 2+ years old, Jazz Pharmaceutical’s EPIDIOLEX® (cannabidiol) for patients 1+ years old, and UCB S.A’s, FINTEPLA® (Fenfluramine Hydrochloride) for patients 2+ years old. Patients with LGS experience life-long epilepsy and exhibit multiple seizure types that are often refractory to treatment. To our knowledge, there are currently four products in clinical-stage development for the treatment of LGS: Takeda Pharmaceutical Company Limited’s Soticlestat in Phase 3 trials, SK Life Science, Inc’s Carisbamate in Phase 3 trials, Eisai Inc.’s FYCOMPA® (perampanel) in Phase 3 trials, and Epygenix Therapeutics Inc.’s EPX-100 (clemizole hydrochloride) entering pivotal Phase 2/3 trials.

Manufacturing

Manufacturing of drugs and product candidates, including ganaxolone, must comply with FDA current good manufacturing practice (cGMP) regulations. Ganaxolone is a synthetic small molecule made through a series of organic chemistry steps starting with commercially available organic chemical raw materials. We conduct manufacturing activities under individual purchase orders with independent contract manufacturing organizations (CMOs) to supply our clinical trials. We have executed commercial supply agreements for ganaxolone API with our current manufacturer and also with our current supplier for finished bulk drug product. Additionally, we have executed a master supply agreement with a second API supplier in the U.S. to undertake certain process development activities and subsequently to provide commercial supplies of API and/or API intermediates. We have an internal quality program and have qualified and signed quality agreements with our major CMOs. We conduct periodic quality audits of their facilities. We believe that our existing suppliers of ganaxolone’s API and finished product will be capable of providing sufficient quantities of each to meet our clinical trial supply needs. We also believe our current API manufacturer will be able to meet our currently forecasted commercial needs for ZTALMY for at least the next three years. CMOs may be used in the future for clinical supplies and commercial manufacturing.

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

Commercial Operations

In connection with the commercialization of ZTAMLY, our first FDA approved product, we have built a commercial operations infrastructure, including, marketing infrastructure, market access capabilities, and sales field force to reach high prescribing neurologists, critical care, epilepsy specialists and other target physician populations in the U.S. ZTALMY is regulated by the DEA as a controlled substance under the CSA as a schedule V drug. ZTALMY became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We believe a focused sales and marketing organization could be leveraged to market ganaxolone across multiple epilepsy indications. We believe that there could also be significant market opportunities for ganaxolone in epilepsy and other neurological and psychiatric conditions outside of the U.S. In order to capitalize on such opportunities, we have entered into collaborations and plan to seek additional collaborations with pharmaceutical companies that have greater reach and resources by virtue of their size and experience in the field.

Government Regulation

As a pharmaceutical company that operates in the U.S., we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act (FDC Act) and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, packaging, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the U.S., we anticipate seeking approval for, and marketing of, our product candidates in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. In addition, some significant aspects of regulation in the European Union (EU) are addressed in a centralized way through the European Medicines Agency (EMA), but country-specific regulation also remains in many essential respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources in order to be successful.

United States Government Regulation

The FDA is the main agency that regulates pharmaceuticals in the U.S., and its regulatory authority is based in the FDC Act. Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply with applicable requirements during the product development, approval, or post-approval periods may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board (IRB) of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required before a new drug may be marketed in the U.S. generally include:

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

Clinical trials involve the administration of the investigational product candidate to subjects under the supervision of qualified investigators in accordance with GCP, which are requirements meant to protect the rights and health of subjects and to assure the quality, reliability and integrity of data collected in clinical trials. Clinical trials are conducted under protocols that detail, among other things, the subject inclusion and exclusion criteria, the dosing regimen, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required, and an IRB at each site where the trial is conducted must approve the trial. The IRB must monitor the trial until completed. There are also requirements governing the registration of ongoing clinical trials and the reporting of clinical trial results to public registries.

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

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product candidate information is submitted to the FDA in the form of an NDA to request marketing approval for the product in specified indications.

New Drug Applications

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product candidate to the satisfaction of the FDA.

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

Compounds that have a potential for dependence and abuse are scheduled as controlled substances under the Controlled Substances Act and similar state and foreign laws. In the U.S., for new chemical entities under development for therapeutic use, FDA and HHS complete an analysis and recommendation about whether a drug should be scheduled as a controlled substance, and the Drug Enforcement Administration (DEA) takes the analysis and recommendation into account in the scheduling process. In the case of a new drug approved by the FDA, if scheduling is warranted then the DEA issues an interim final rule controlling the drug 90 days after receipt of the FDA/HHS analysis and recommendation or notice of FDA approval of the drug, whichever is later. Drugs that are scheduled as controlled substances are subject to stringent regulatory requirements, including requirements for registering manufacturing and distribution facilities, security controls and employee screening, recordkeeping, reporting, product labeling and packaging, import and export. There are five federal schedules for controlled substances, known as Schedule I, II, III, IV and V. The regulatory requirements that apply to a drug vary depending on the particular controlled substance schedule into which a drug is placed, based on consideration of a number of factors, including its potential for dependence and abuse. Schedules I and II contain the most stringent restrictions and requirements, and Schedule V the least. For all controlled substances, there are potential criminal and civil penalties that apply for the failure to meet applicable legal requirements, and healthcare professionals must have a DEA license in order to handle, prescribe, or dispense controlled substances.

Breakthrough Therapy Designation

In the U.S., the FDA may grant breakthrough therapy designation to a drug candidate if preliminary clinical evidence indicates that the therapy may offer substantial improvement on a clinically significant endpoint over existing options for patients with a serious condition. Features of breakthrough therapy designation include intensive guidance to ensure that the design of clinical trials are as efficient as practicable, increased involvement of senior managers and experienced review staff and where appropriate, a cross-disciplinary project lead assigned to the FDA review team, and rolling review of the NDA. Breakthrough designation can be requested with the IND or ideally no later than the end-of-Phase 2 meeting.

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

Post-Approval Regulation

After regulatory approval of a drug is obtained, a sponsor is required to comply with several post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, as a holder of an approved NDA, a sponsor is required to report adverse reactions and production problems to the FDA, provide updated safety and efficacy information, submit annual reports and comply with advertising and promotional labeling requirements. Additionally, any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act and the Drug Supply Chain Security Act.

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

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses—that is, uses not approved by the FDA and therefore not described in the drug’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. In general, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (DOJ) or the Office of the Inspector General of the U.S. Department of Health and Human Services (HHS OIG), as well as state authorities. Enforcement action could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

In the European Economic Area (EEA), which is comprised of twenty-seven Member States of the EU plus Norway, Iceland, and Liechtenstein, medicinal products can only be commercialized after a related Marketing Authorization (MA) has been granted. MA for medicinal products can be obtained through several different procedures. These procedures include a centralized, mutual recognition procedure, decentralized procedure, or national procedure (if marketing authorization is sought for a single EU Member State). The centralized procedure allows a company to submit a single application to the European Medicines Agency (EMA). If a related positive opinion is provided by the EMA, the European Commission will grant a centralized marketing authorization that is valid in all twenty-seven EU Member States and three of the four European Free Trade Association countries (Norway, Iceland, and Liechtenstein) all of whom are part of the EEA.

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

In the EU, if pediatric studies are conducted in accordance with a pediatric investigation plan that was previously agreed upon with the EMA, it may be possible to obtain an extension of a supplementary protection certificate of up to six months. This pediatric extension would not be available if the product is an orphan medicinal product. The extension would also not be available if one additional year of market exclusivity was granted for a new pediatric indication on the basis of the results of pediatric studies conducted in compliance with an agreed pediatric investigation plan.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or, if the disease or condition affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products assesses applications for orphan designations after which the European Commission may grant orphan drug designation. In the EU, orphan designation is granted if it is established that a medicinal product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. In addition, designation is granted for products intended for the diagnosis, prevention or treatment of a life- threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug. In order to obtain orphan designation in the EU, it must be established that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in the EU or if such method exists, that the medicinal product will be of significant benefit to those affected by the condition.

In the U.S., orphan drug designation may confer eligibility for financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to seven years of market exclusivity. The FDA has interpreted the statutory provisions for orphan drug exclusivity to mean that the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

In the EU, orphan drug designation may be granted to drugs that can be used to treat life-threatening diseases or chronically debilitating conditions with an incidence of no more than five in 10,000 people or, for economic reasons, would be unlikely to be developed without incentives. Orphan drug designation also entitles an applicant for MA to financial incentives such as reduction of fees or fee waivers, and protocol assistance, a type of scientific advice specific for designated orphan medicinal products. Following a grant of MA, the product is entitled to ten years of exclusivity if the product continues to be designated as an orphan medical product upon grant of the marketing authorization. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is not sufficiently profitable to justify maintenance of market exclusivity. During the orphan exclusivity period, the competent authorities in the EU may not accept a marketing authorization application for a similar medicinal product for the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product (i.e., a medicinal product with an identical active substance, or an active substance with the same principal molecular structural features and which acts via the same mechanism) with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is demonstrated to be safer, more effective or otherwise clinically superior to the original orphan medicinal product.

In the EU, if pediatric studies are conducted in accordance with a pediatric investigation plan that was previously agreed upon with the European Medicines Agency, it may be possible to obtain an extension of orphan market exclusivity of two years, resulting in a total orphan market exclusivity period of twelve years.

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

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

European and Other International Government Regulation

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. We must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process that requires the submission of a request for a clinical trial authorization (CTA) much like the IND prior to the commencement of human clinical trials. In the EU, for example, a request for a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA request is approved in accordance with a country’s requirements, clinical trial development may proceed. The conduct of a clinical trial in the EU must comply with regulatory requirements based on the Clinical Trials Directive 2001/20/EC (Clinical Trials Directive), the details of which may vary per EU Member State. On January 31, 2022, the EU Clinical Trials Regulation (EU) No 536/2014 (Clinical Trials Regulation) came into effect. The Clinical Trials Regulation applies to clinical trials in all countries of the European Economic Area (EEA, i.e. the EU Member States plus Iceland, Norway and Liechtenstein). The Clinical Trials Regulation allows investigators to start and conduct a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year after the application date (i.e. January 31, 2022). Clinical trials that were authorized under the current Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA. The main characteristics of the regulation include: (i) a streamlined application procedure through a single entry point known as the “EU portal”; (ii) a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and (iii) a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts.

In addition, when conducting a clinical trial in the EU, the processing of personal data, including pseudonymized data, must comply with the EU General Data Protection Regulation (GDPR). The GDPR imposes strict obligations on the processing of personal data, including relating to the transfer of personal data to third countries such as the US. The competent authorities of the EU Member States may impose significant financial penalties in the event of violation of the GDPR.

To obtain regulatory approval to commercialize a new drug under EU regulatory systems, we must submit a marketing authorization application (MAA). MAAs can be submitted to the EMA through a centralized procedure, resulting in one marketing authorization valid throughout the EU (27 EU Member States as well as in Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain products, such as orphan medicinal products or products with a new active substance for certain therapeutic indications and is optional for certain other products, such as products that contain a new active substance that has not previously been approved in a medicinal product in the EU. Alternative MAA routes in the EU are the decentralized procedure in which it is possible to request marketing authorization in a selection of various EU Member States, the national procedure in which a marketing authorization is requested for one EU Member State only or the mutual recognition procedure in which marketing authorization in one or more EU Member States is requested on the basis of a prior marketing authorization in another EU Member State.

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

Small Medium Enterprise (SME) designation

In the EU, small medium enterprise designation (SME) can be granted to non-subsidiary, independent firms which employ fewer than 250 employees to promote innovation and the development of new medicinal products by smaller companies. The criteria for designation are dependent on staff headcount, either turnover or balance sheet total and the ownership structure, including any partnership or linkage.  Benefits of SME designation include direct assistance on regulatory aspects of the pharmaceutical legislation, help navigating the array of services available, fee exemptions and reductions for pre- and post-authorization regulatory procedures, assistance with translations of product information into all official EU languages, guidance on clinical data publication and a free redaction tool license, liaison with academic investigators in pediatric-medicine research through the European Network of Pediatric Research at the EMA and workshops and training sessions. In 2021, we renewed our SME designation in the EU.

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

Accelerated Review (EU)

Under the Centralized Procedure in the EU, the maximum timeframe for the evaluation of a MAA is 210 days (excluding “clock stops,” when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP)). Accelerated evaluation might be granted by the CHMP in exceptional cases, such as when a medicinal product is expected to be of a major public health interest, which should be justified on a case-by-case basis. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days upon submission of an MAA.

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended (Affordable Care Act), has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act has impacted pre-existing government healthcare programs and resulted in the development of new programs. For example, the Affordable Care Act provides for Medicare payments for performance initiatives and improvements to Medicare physician quality reporting system and feedback program.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

●	an annual, nondeductible fee on any covered entity engaged in manufacturing or importing certain branded prescription drugs and biological products, apportioned among such entities in accordance with their respective market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13.0% of the average manufacturer price (AMP), for most branded and generic drugs, respectively;
●	expansion of healthcare fraud and abuse laws, including the False Claims Act (FCA) and the Anti-Kickback Statute (AKS), new government investigative powers, and enhanced penalties for noncompliance;
●	a new prescription drug benefit for Medicare recipients (Medicare Part D), coverage gap discount program, in which manufacturers must agree to offer 70.0% (as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D (the Inflation Reduction Act of 2022 (IRA) replaces the coverage gap discount program with a new manufacturer discount program beginning in 2025);
●	extension of manufacturers’ Medicaid rebate liability to covered outpatient drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the types of entities eligible for participation in and discounts under the Public Health Service 340B drug pricing program;
●	new requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to physicians and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services (CMS), to be required by March 31, 2014, and by the 90th day of each subsequent calendar year;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	a mandatory nondeductible payment for employers with 50 or more full-time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents, beginning in 2016.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction, which triggered the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Further, on August 16, 2022, President Biden signed into law the IRA which, among other things, establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which generally speaking manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative changes could impact the market conditions for our product candidates.

We anticipate that the Affordable Care Act and other healthcare reform measures, including those enacted in the future, will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further state and federal healthcare reform measures adopted in the future, any of which could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Ganaxolone may not be considered by payers to be medically necessary or cost-effective for particular diseases or conditions. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, Medicare Part D and further legislation may limit payments for pharmaceuticals such as the product candidates that we are developing. While government payment pursuant to Medicare Part D for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans typically negotiate discounted prices for our products. Federal, state and local governments in the U.S. continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. The IRA has made a number of changes to the Part D program, set to take effect in 2024 and 2025.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the U.S. has increased and will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time.

Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

The federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration (i.e., anything of value), directly or indirectly, in cash or in kind, to induce or in return either for the referral of an individual for, or for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from AKS liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. The regulatory safe harbors also are subject to regulatory revision and interpretation by a number of government agencies. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below). Violations of the AKS are punishable by imprisonment, criminal fines, damages, civil monetary penalties, and exclusion from participation in federal healthcare programs.

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

The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. As of 2022, applicable manufacturers are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

In California, the CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California consumers. The CCPA and its implementing regulations have already been amended multiple times since their enactment, including by the California Privacy Rights Act, or CPRA. The CPRA introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, or CPPA. The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, other states, including Virginia, Colorado, Utah, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the EEA to the U.S. and other countries, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. One mechanism previously relied upon by U.S. companies for such transfers was the EU-U.S. Privacy Shield Framework, or Privacy Shield. However, in July 2020, the European Court of Justice ruled the Privacy Shield to be an invalid data transfer mechanism and confirmed that the European Commission’s Standard Contractual Clauses, or the Model Clauses, remain valid and in June 2021, the

European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. As a result, companies may no longer rely on the Privacy Shield as a basis on which to transfer personal data from the EU to the U.S. U.S.-based companies are permitted to rely on other authorized means and procedures to transfer personal data provided by the GDPR. The Model Clauses may also come under increased scrutiny as a result of the European Court of Justice’s judgement in July 2020, though they remain the most common authorized procedure to transfer personal data out of the EU. On December, 13 2022, the European Commission adopted a draft adequacy decision for the EU-U.S. Data Privacy Framework. This draft decision follows the signature of a US Executive Order by President Biden on October, 7 2022, along with the regulations issued by the US Attorney General Merrick Garland. These two instruments implemented into U.S. law the agreement in principle announced by President von der Leyen and President Biden in March 2022. The draft adequacy decision, which reflects the assessment by the European Commission of the U.S. legal framework has now been published and transmitted to the European Data Protection Board, or EDPB, for its opinion. The draft decision concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to U.S. companies. The draft adequacy decision text will also have to be approved by a committee composed of representatives of the EU Member States and the European Parliament can exercise its right of scrutiny. After this process, the European Commission is then expected to adopt the final adequacy decision, which will allow data to flow freely from the EU to the U.S. After one year from the notification date of the adequacy decision to the Member States and subsequently at least every four years, the European Commission will carry out a new evaluation and could conclude that an adequate level of protection is no longer ensured and decide to suspend, amend or repeal the adequacy decision, or limit its scope.

In addition to the foregoing requirements, we have certain price reporting obligations to the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds made available to states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid Drug Rebate Programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions, subject to certain exclusions. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that (i) modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements and (ii) provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions, with such changes taking effect in 2022. Our failure to comply with the aforementioned price reporting and rebate payment obligations, as well as pharmacy benefit manager (PBM) “accumulator” programs, could negatively impact our financial results. In addition, statutory and regulatory changes or other agency action regarding the Medicaid Drug Rebate Program could negatively affect our financial results or expand our rebate liability.

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

Federal law also requires that a company report average sales price information each quarter to CMS for certain categories of drugs that are payable under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Beginning in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10% of total allowed charges under Medicare Part B for that drug (or a percentage established for drugs with unique circumstances). Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125% of the refund amount. The IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. The IRA replaces the coverage gap discount program with a new manufacturer discount program beginning in 2025. Under either program, civil monetary penalties could be applied if a manufacturer fails to provide these discounts in the amount of 125% of the discount that was due. Moreover, the IRA also establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

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

The FCP is based on the Non-Federal Average Manufacturer Price (Non-FAMP), which we would be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements. For additional information regarding obligations under federal health care programs, refer to the risk factor entitled “We participate in the Medicaid Drug Rebate Program and if we fail to comply with our reporting and payment obligations under that program or other governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in this Annual Report on Form 10-K.

In the U.S. our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (for example, the OIG), the DOJ and individual U.S. Attorney offices within the DOJ, and state and local governments.

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

Human Capital

We are committed to a work environment that is welcoming, inclusive and encouraging. To achieve our plans and goals, it is imperative that we attract and retain top talent. In order to do so, we aim to have a safe and encouraging workplace, with opportunities for our employees to grow and develop professionally, supported by strong compensation, benefits, and other incentives. In addition to competitive base salaries, we offer full-time employees a cash target bonus, a comprehensive benefits package and equity compensation.

As of December 31, 2022, we had 151 full-time employees and two part-time employees. In addition to our employees, we contract with third parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees as we continue to grow as a commercial organization and increase our research and development. We have no collective bargaining agreements with our employees, and none are represented by labor unions.

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

Risks Related to our Financial Position and Need for Additional Capital

We have generated limited revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.

To date, we have generated limited revenue from sales of ZTALMY in CDD in the U.S. and no sales from any other geographic markets or any other indications being developed for ganaxolone. The extent to which we can generate revenue from product sales and achieve profitability will depend upon our ability to successfully commercialize ZTALMY in CDD and to achieve successful clinical development of ganaxolone in the other indications we are developing or other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenue from product sales of ZTALMY, and from other indications we are developing for ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete pre-clinical and clinical development activities, including enrollment of clinical trial participants, completion of the necessary pre-clinical studies and clinical trials and attainment of study and trial results that will support regulatory approvals;
●	complete and submit NDAs to the FDA, MAAs with the EMA and other marketing authorization filings with regulatory agencies in other countries, and obtain regulatory approval for indications for which there is a commercial market;
●	make or have made commercial quantities of our products at acceptable cost levels;
●	develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves in the markets in which we choose to commercialize on our own;
●	find suitable partners to help us market, sell and distribute our approved products in other markets;
●	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers;
●	launch and commercialize ZTALMY in other indications being developed for ganaxolone and any other future product candidates for which we obtain regulatory approval;
●	obtain market acceptance of ZTALMY in other indications being developed for ganaxolone and any other future product candidates as viable treatment options;
●	address any competing technological and market developments;

●	implement additional internal systems and infrastructure, as needed;
●	identify and validate new product candidates;
●	negotiate favorable terms in any collaboration, licensing or other commercial arrangements into which we may enter;
●	resolve potential intellectual property disputes with third parties;
●	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attract, hire and retain qualified personnel.

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

Even if we are able to generate substantial revenue from the sale of ZTALMY, other indications being developed for ganaxolone or any future commercial products, we may not become profitable and will need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, and we are not successful in obtaining additional funding, then we may be unable to continue our operations at planned levels, or at all, which would likely materially and adversely affect our business and the market price of our common stock.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to commercialize ZTALMY or complete the development and commercialization, if approved, of ganaxolone in the other indications we are developing.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to commercialize ZTALMY in CDD in the U.S. and to advance the clinical and regulatory development of ganaxolone in the other indications we are developing and, if approved, commercialize ganaxolone in those indications. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our commercialization efforts or our research and development programs.

We believe that our existing cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone, including ZTALMY;
●	the scope, progress, results and costs of researching and developing ganaxolone, including ZTALMY, or any other future product candidates, and conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone, including ZTALMY, or any other future product candidates;
●	the cost of commercialization activities for ZTALMY in CDD in the US, including marketing, sales and distribution costs;
●	the cost of commercialization activities for ZTALMY, ganaxolone in any other indications, or any other future product candidates, are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments owed to us pursuant to our exclusive license agreement with Orion for the commercialization of ganaxolone in Europe and our exclusive license agreement with Tenacia for the commercialization of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan;
●	our expectations regarding the amount and timing of milestone and royalty payments owed by us pursuant to our revenue interest financing agreement with Sagard Healthcare Royalty Partners, LP (Sagard);
●	any product liability, infringement or other lawsuits related to ZTALMY or other indications being developed for ganaxolone and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, ZTALMY in CDD and on future approved products, if any.

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

Oaktree may elect to accelerate the repayment of all unpaid principal of the Term Loans, accrued interest and other amounts owed under the Credit Agreement upon consummation of a specified change of control transaction or the occurrence of certain events of default (as specified in the Credit Agreement), including, among other things:

●	our default in a payment obligation under the Credit Agreement;
●	our breach of the restrictive covenants or other terms of the Credit Agreement;
●	our breach of reporting obligations;
●	our failure to properly maintain the collateral;
●	certain regulatory actions that cause an ongoing delay in commercialization of ganaxolone and which could reasonably be expected to result in a material adverse effect;
●	a recall of ganaxolone that could reasonably be expected to result in a material adverse effect;
●	an injunction against the sale or manufacture of ganaxolone for more than 45 days that could, after the termination of such 45-day period, reasonably be expected to result in a material adverse effect; and

●	certain specified insolvency and bankruptcy-related events.

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

On October 28, 2022 (RIFA Closing Date), we entered into a revenue interest financing agreement (Revenue Interest Financing Agreement) with Sagard pursuant to which Sagard agreed to pay us $32.5 million (Investment Amount) to provide funding for our development and commercialization of ganaxolone and related pharmaceutical products, including the commercial launch of ZTALMY, and for working capital and general administrative purposes.

In exchange for the Investment Amount, we have agreed to make quarterly payments to Sagard (the Payments) as follows: (i) for each calendar quarter from and after the RIFA Closing Date through and including the quarter ended June 30, 2026, an amount equal to 7.5% of (a) our net sales of ZTALMY and all other pharmaceutical products that contain ganaxolone (Net Sales), in each case with any dosage form, dosing regimen, or strength, or any improvements related thereto (collectively, the Included Products); and (b) payments received by us in connection with the manufacture, development and sale of Included Products in the U.S., including in connection with any out-licensing of U.S. rights to any Included Product (Other Included Payments, and together with Net Sales, Product Revenue), and (ii) for each calendar quarter following the calendar quarter ended June 30, 2026, an amount equal to (x) 15.0% of the first $100.0 million in annual Product Revenues of the Included Products and (y) 7.5% of annual Product Revenues of the Included Products in excess of $100.0 million.

The Payments are subject to a hard cap equal to 190% ($61.8 million) of the Investment Amount (Hard Cap). Sagard’s right to receive payments will terminate when Sagard has received payments in respect of the Included Products, including any additional payments described below, equal to the Hard Cap. Further, we have the right to make voluntary prepayments to Sagard, and such payments will be credited against the Hard Cap.

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

The obligations under the Revenue Interest Financing Agreement, including the Payments, will be guaranteed by certain of our future subsidiaries (Subsidiaries) that are required to become a party thereto as guarantors (Guarantors). Our obligations under the Revenue Interest Financing Agreement and the guarantee of such obligations are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree as administrative agent for the lenders under the Credit Agreement, by a pledge of substantially all of ours and the Guarantors’ assets that relate to, or are used or held for use for, the development, manufacture, use and/or commercialization of ZTALMY and all other pharmaceutical products that contain ganaxolone in the U.S., including the Product Revenue, pursuant to the terms of the Security Agreement dated as of the RIFA Closing Date by and among us, the Guarantors from time to time party thereto, and Sagard (Security Agreement).

At any time, we have the right, but not the obligation (Call Option), to repurchase all, but not less than all, of Sagard’s interest in the Payments at a repurchase price (Put/Call Price) equal to: (a) on or before the third anniversary of the RIFA Closing Date, 160% of the Investment Amount; (b) after the third anniversary but on or prior to the fourth anniversary of the RIFA Closing Date, 180% of the Investment Amount; and (c) after the fourth anniversary of the RIFA Closing Date, 190% of the Investment Amount, in each case, less the aggregate of all of our payments in respect of the Payments made to Sagard prior to such date.

The Revenue Interest Financing Agreement contains certain restrictions on ours and our Subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Revenue Interest Financing Agreement contains a financial covenant that requires us to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to (i) from the RIFA Closing Date until the repayment of the loans under the Credit Agreement, $15.0 million and (ii) thereafter, $10.0 million.

In addition, the Revenue Interest Financing Agreement provides that if certain events occur, including certain bankruptcy events, a change of control, non-payment of Payments, divestiture of rights to commercialize Included Products in the U.S., divestiture of certain assets related to the Included Products (subject to customary carve-outs), and (subject to applicable cure periods) non-compliance with the covenants in the Revenue Interest Financing Agreement, Sagard has the right, but not the obligation, to require us to repurchase all, but not less than all, of Sagard’s interest in the Payments at the Put/Call Price. Our assets or cash flow may not be sufficient to fully repurchase all of Sagard’s interest in the Payments if such obligation is triggered upon any events of default. The duration and magnitude of any negative impact from the COVID-19 pandemic on ganaxolone commercialization, development or net revenues could also affect our ability to remain in compliance with our liquidity financial covenant. Further, if we are unable to repay, refinance or restructure our obligations under the Revenue Interest Financing Agreement, Sagard could proceed to protect and enforce its rights under the Revenue Interest Financing Agreement and other transaction documents by exercising such remedies (including foreclosure on the assets securing our obligations under the Revenue Interest Financing Agreement and the other transaction documents) as are available to Sagard and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Revenue Interest Financing Agreement or other transaction documents or in aid of the exercise of any power granted in the Revenue Interest Financing Agreement or other transaction documents. The foregoing would materially and adversely affect the ongoing viability of our business.

If we are unable to satisfy certain conditions in our Credit Agreement, we will be unable to draw down the remaining amount of the term loan facility.

For our Credit Agreement, we must satisfy certain conditions to be eligible to draw down the tranche C term loans of $25.0 million. The tranche C term loans of $25.0 million may be drawn by us on or before December 31, 2023, provided that we satisfy certain conditions described in the Credit Agreement, including (i) the completion of one or more financings, including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense in which we receive gross proceeds in an aggregate amount of at least $40.0 million and net proceeds in an aggregate amount of at least $36.0 million (Qualified Financing Condition) and (ii) either our current Phase 3 RAISE trial or a Phase 3 trial in tuberous sclerosis complex (TSC) achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone being generally well tolerated, with a safety profile generally consistent with previous clinical trials. We satisfied the Qualified Financing Condition in connection with our November 2022 underwritten public offering, however, if we are unable to satisfy the remaining condition, we would not be able to draw down the remaining tranche of loans and may not be able to obtain alternative financing on commercially reasonable terms or at all.

Our Credit Agreement and Revenue Interest Financing Agreement contain restrictions that limit our flexibility in operating our business.

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

Our operations to date have been limited to conducting preclinical and clinical development and regulatory activities for ganaxolone as well as early commercialization of ZTALMY for CDD in the US. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Commercial sales from ZTALMY in CDD, an ultra rare disease, are not expected to be sufficient to fund our clinical development of new indications for ganaxolone, including RSE and TSC. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a longer history of successfully developing and commercializing pharmaceutical products. Further, our budgeted expense levels are based in part on our expectations concerning the costs of commercialization of ZTALMY and on our research, preclinical development and clinical trials, which depend on the success of such activities, and our ability to effectively and efficiently conduct such research, preclinical development, clinical trials and our expectations related to our efforts to achieve FDA or foreign regulatory approval with respect to ganaxolone for additional indications. Our limited operating history and clinical trial experience make these costs difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs. Further, our manufacturing costs and operating expenses may increase significantly as we expand our operations and our commercial activities. Accordingly, a significant increase in costs could have an immediate and material adverse effect on our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2022, we had U.S. net operating loss, or NOL, carryforwards of approximately $233.5 million for U.S. federal income tax and approximately $204.6 million for state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $30.2 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Our U.S. NOL carryforwards begin to expire in 2029 if not utilized.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards are subject to an annual limitation due to certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. This limits the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. In addition, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes.

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

Risks Related to the Commercialization of ZTALMY and Other Future Product Candidates

ZTALMY is our first commercial product and we have a limited history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

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

Even though we have obtained regulatory approval in the U.S. for ZTALMY, the FDA and state regulatory authorities (and, if we obtain foreign regulatory approvals, comparable foreign regulatory authorities) may still impose significant restrictions on the indicated uses or marketing of ZTALMY, or impose ongoing requirements for potential costly post-approval studies or post-marketing surveillance. For example, as part of its approval of ZTALMY for the treatment of CDD, the FDA requires several post-marketing commitments. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. The remaining post-marketing commitments include the following studies:

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

These additional studies will likely require us to undergo a costly and time-consuming development process. If we do not meet our obligations, the FDA may issue a non-compliance letter and may also consider ZTALMY to be misbranded and subject to potential enforcement action. There is a risk that the studies could take longer than expected to complete or the studies may have adverse findings which may require additional investments and have the potential to materially impact our marketing of Ztalmy.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval for ganaxolone that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Advertising and promotion of pharmaceutical products, including ZTALMY, is heavily scrutinized by, among others, the FDA, the U.S. Department of Justice (DOJ), the Office of the Inspector General of the U.S. Department of Health and Human Services (HHS OIG), state attorneys general, members of Congress and the public. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and not described in the product’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use.  Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action, including enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. In addition, advertising and promotion of ganaxolone, if approved outside of the U.S., will be heavily scrutinized by comparable foreign regulatory authorities.

In the U.S., promoting ganaxolone for unapproved indications can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the False Claims Act (FCA), which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could adversely affect our business prospects, financial condition and results of operations.

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

Even though ZTALMY received FDA approval for CDD, it may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of ZTALMY (and of any potential future products we commercialize) depends on a number of factors, including:

●	clinically and commercially viable product profile as supported by clinical trials;
●	efficacy and safety of ganaxolone, or ganaxolone administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;
●	clinical indications for which ganaxolone is approved;
●	acceptance by physicians and patients of ganaxolone as a safe and effective treatment;
●	potential and perceived advantages of ganaxolone over alternative treatments;
●	safety of ganaxolone seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;
●	prevalence and severity of any side effects and drug interactions with other medications, including other antiseizure medications;

●	product labeling or product insert requirements of the FDA or comparable foreign regulatory authorities;
●	restrictions in distribution and use due to controlled substance laws and regulations;
●	timing of market introduction of ganaxolone as well as competitive products;
●	cost of treatment in relation to alternative treatments;
●	availability of coverage and adequate reimbursement and pricing by government and private payers;
●	ability to manufacture commercial quantities of ZTALMY (or any future products) at a reasonable cost and with sufficient speed to meet commercial demand;
●	ability to obtain and maintain appropriate state licenses in the states in which we intend to sell ZTALMY (or any future products);
●	ability to successfully defend any challenges to our intellectual property relating to ZTALMY (or any future products);
●	relative convenience and ease of administration;
●	effectiveness of our sales and marketing strategy and efforts and effective use of promotional resources;
●	adequate commercial investment; and
●	stability and continuity of product supply chains.

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

Specifically, there are more than 25 approved AEDs available in the U.S. and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by UCB (including acquisition of Zogenix), Eisai, Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), SK Biopharmaceuticals and Sunovion Pharmaceuticals. In addition, there are several drugs in clinical development for the treatment of pediatric orphan epilepsy indications, including compounds being developed by Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), UCB (including acquisition of Zogenix) and Takeda.

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

ZTALMY is our first commercial product. If our sales and marketing capabilities to market and sell ganaxolone are not effective, we may be unable to generate meaningful revenue.

ZTALMY is our first commercial product and we have hired experienced commercial leadership in our organization to support commercialization of ZTALMY, including sales, marketing, sales operations, a field force, market access professionals, and supply chain and distribution professionals. We compete for commercial talent with companies that have extensive, well-funded marketing and sales operations and successful products in the market. We have a limited track record with the early launch for ZTALMY in CDD which may make it more difficult to attract and retain effective commercial talent . If we are unable to maintain an effective commercial team, we may not be successful in generating meaningful revenue. Even if we are able to maintain an effective commercial team, we may be unable to compete successfully against more established companies.

While ZTALMY has received favorable reimbursement determinations to date from third party payers for its approved indication, adverse changes in reimbursement or failure to obtain favorable reimbursement for future indications, if approved, could harm our business.

Our ability to successfully commercialize ganaxolone depends, in part, on the extent to which coverage and adequate reimbursement for ganaxolone is available from government health administration authorities, including Medicaid, which we expect will be a significant portion of patients prescribed ZTALMY, private health insurers and other organizations. Government authorities and commercial third-party payers, such as private health insurers and health maintenance organizations, determine which medications they will cover, the process for making such decisions, and the reimbursement levels for those medications. Obtaining formulary coverage and favorable reimbursement levels for ZTALMY from government authorities or other third-party commercial payers can be a time consuming and costly process, especially in the early years of regulatory approval. It is expected that we will be required to provide supporting clinical scientific and economic evidence in the form of cost-effectiveness and real-world data, outcomes beyond the data required to obtain marketing approval.  We may not be able to gain acceptance from government health authorities, third-party payers or employer sponsored plans and, even if we are able to do so, the timing and the consistency in payer formulary placement or utilization management may vary greatly from government health authorities, third-party payers and by employer sponsored plans.

A primary trend in the U.S. healthcare industry and elsewhere is budget predictability and cost containment. Government authorities and third-party payers have attempted to control costs by limiting access through utilization management controls, formulary placement and reimbursement amounts for particular medications and procedures. Increasingly, third-party payers are requiring that drug companies provide them with predetermined utilization discounts from list prices and are challenging the prices charged for drugs. Third-party payers or PMBs may also seek additional clinical and economic evidence, beyond the data required to obtain marketing approval, which may include demonstrating clinical benefits and value in specific patient populations before covering ganaxolone for those patients. We cannot be sure that formulary placement, coverage and adequate reimbursement will be available for ganaxolone and, if such is available, what hurdles may be put in place for prescribing physicians to navigate. Coverage and reimbursement may impact physician or institutional demand for ganaxolone, and that demand may vary by region or by payer segment. If coverage and reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize ganaxolone.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on formulary coverage or reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs will be reduced by mandatory discounts or rebates required by Medicaid government healthcare programs and may be reduced by private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S.. Third-party payers and PBMs often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Any challenges in obtaining coverage and favorable reimbursement rates from both government-funded and private payers for ZTALMY could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

If the market opportunities for ZTALMY in CDD and other indications for which we obtain regulatory approval, if any, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development on therapeutics to treat patients suffering from seizure disorders. Our projections of both the number of people who have these disorders, as well as the subset of people with these diseases who have the potential to benefit from treatment with ganaxolone, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these disorders. The number of patients in the U.S. and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ganaxolone, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.  ZTALMY has received regulatory approval in the U.S. for CDD and our estimates of the market for ZTALMY in CDD may be incorrect. Our ability to obtain market information is limited since ZTALMY is the first drug to be approved specifically for use in seizures associated with CDD and the ICD10 code for CDD was established in 2020, and there is limited market data available for CDD.

A variety of risks associated with marketing ganaxolone internationally could materially adversely affect our business.

We plan to seek regulatory approval for ganaxolone outside of the U.S., and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;
●	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
●	viable pricing awarded in international markets to support commercial investment is required;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including with respect to our Irish subsidiary;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, as well as from pandemics, including the COVID-19 pandemic.

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

We currently have product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We have expanded our product liability insurance coverage to include commercial sales of ZTALMY, but we may be unable to obtain commercially reasonable limits for product liability insurance. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could have a material adverse effect on our business and financial condition.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, it could reduce our sales of those products or product candidates.

In the U.S., after an NDA is approved, the product generally becomes a “listed drug” which can, in turn, be relied upon by potential competitors in support of approval of an ANDA. The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create generic, non-infringing versions of a drug to facilitate the approval of an ANDA. These manufacturers might show that their product has the same active ingredients, dosage form, strength, route of administration, conditions of use, and labeling as our product candidate and might conduct a relatively inexpensive study to demonstrate that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product. These generic equivalents would be significantly less costly than ours to bring to market, and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of ganaxolone, which is being studied in several indications and will require significant capital resources and years of additional clinical development effort.

We have only recently received FDA approval of ZTALMY in CDD, and we plan to develop ganaxolone in several additional indications in oral and IV formulations. As a result, our business is dependent on our ability to successfully complete clinical development, scale-up manufacturing, obtain regulatory approval, and, if approved, commercialize ganaxolone in a timely manner. We cannot commercialize ganaxolone in the U.S. in any other indication without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize ganaxolone outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the U.S., to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified.  An activity assay, dose range finding study in rats and an in vivo micronucleus with comet analysis for the detection of genotoxicity have been conducted and the results submitted to the FDA. Results from additional preclinical studies are required to the FDA as post-marketing requirement(s). These include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. Additional post-marketing requirements include: phase 1 renal and hepatic impairment studies and a thorough QTc study; and extractable/leachable study results on the container closure system. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. We plan to complete the required FDA studies within the required FDA timeframe. However, there is a risk that the studies could take longer than expected to complete or the studies may have adverse findings which may require additional investments and have the potential to materially impact the label or our ability to market Ztalmy. In the EU, if additional studies are needed, these are usually required before or during MAA review.

We are conducting the RAISE trial in RSE, which is a life threatening medical condition involving prolonged seizure activity in seriously ill patients. The RAISE trial requires expertise in electroencephalogram (EEG) interpretation, which may be subject to variability, and the FDA or foreign regulatory authorities could find the data generated in this trial inadequate or difficult to interpret, which could delay, limit or prevent regulatory approval for this indication. There is also a risk that the Phase 3 clinical trial of ganaxolone in RAISE will generate data that is not sufficient to support regulatory approvals for this indication. Additionally, the clinical trial endpoints of the RAISE trial are based on treatment outcomes, including initiation of anesthesia for treatment of RSE. Practice variability in the use of anesthesia for SE treatment could adversely impact the ability to show a treatment effect with ganaxolone. Even if the RAISE trial shows that ganaxolone is effective, there is a risk that the FDA will require more safety data generated with IV ganaxolone at the doses given to patients in this trial before approving an NDA or require post approval commitments to generate additional safety data as a condition of approval ganaxolone for use in RSE.

We have recently reported data from the CALM trial evaluating safety and efficacy of adjunctive oral ganaxolone treatment in patients with TSC. The primary endpoint showed median 16.6% reduction in 28-day primary endpoint seizure frequency relative to the four-week baseline period. In addition, data from the Phase 2 TSC trial suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. A formal Phase 1 drug-drug interaction trial was completed, demonstrating a lack of significant interaction between ganaxolone and Epidiolex. Additionally, the titration schedule for all subjects in the Phase 3 TSC trial has been adjusted to maximize tolerability. Undesirable side effects could delay clinical trials and result in the FDA or other regulatory authorities requiring us to conduct additional studies or trials for our product candidate either prior or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies, or it may object to elements of our clinical development program. There is also a risk that the Phase 3 clinical trial of ganaxolone in TSC will generate data that is not sufficient to support regulatory approvals for this indication.

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

Undesirable side effects caused by ganaxolone could cause us, an institutional review board (IRB), or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. More than 2,300 individuals have received oral formulations of ganaxolone for durations from one day to more than two years at doses of 50 to 2,000 mg/day. The majority of AEs were non-serious and resolved upon discontinuation of therapy. The most common side effects with oral ganaxolone relate to sedation or somnolence. Somnolence and sedation have appeared early during treatment and were generally dose related. In the oral ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in adult or pediatric populations. Additionally, over 60 patients have received the IV formulation of ganaxolone in our clinical trials to date. Although ganaxolone has generally been well-tolerated by patients in our clinical trials to date, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the CNS were categorized as severe as compared to side effects of other body systems. Antiepileptic drugs, including ganaxolone, increase the risk of suicidal thoughts or behavior. In addition, as with most antiepileptic drugs, ganaxolone should be withdrawn gradually to minimize the risk of increased seizure frequency and status epilepticus.

There were no deaths reported in the double-blind phase of the Marigold Trial. Three deaths globally have occurred during the open label extension phase of the trial, two of which were assessed by the investigators as unrelated to trial treatment. The third death was assessed by the investigator as probably related to trial medication. Given the severity of CDD and its medical complications, serious adverse events or deaths may occur which, in the absence of a control group, make determination of relatedness to treatment difficult.

If these side effects are reported in future clinical trials, or if other safety or toxicity issues are reported in our future clinical trials, we may not receive approval to market ganaxolone or approval may be limited, which could prevent us from ever generating material revenue or achieving profitability. Furthermore, although we are currently developing ganaxolone for multiple indications, negative safety findings in any one indication could force us to delay or discontinue development in other indications. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of ganaxolone for any or all targeted indications. Drug-related side effects could affect trial subject recruitment or the ability of enrolled patients to complete our future clinical trials and may result in potential product liability claims. Additionally, in our clinical trials ganaxolone is added to the standard of care, which includes many antiseizure medications. Drug interactions with any of the medications could result in safety concerns or reduce the population in which ganaxolone may be used. For example, in our recently completed clinical trial of ganaxolone in TSC, we reported data that suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. A formal Phase 1 drug-drug interaction trial was completed, demonstrating a lack of significant interaction between ganaxolone and Epidiolex. Additionally, the titration schedule for all subjects in the Phase 3 TSC trial has been adjusted to maximize tolerability. Undesirable side effects could delay clinical trials and result in the FDA or other regulatory authorities requiring us to conduct additional studies or trials for our product candidate either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program.

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified. An activity assay, dose range finding study in rats and an in vivo micronucleus with comet analysis for the detection of genotoxicity have been conducted and the results submitted to the FDA. Results from additional preclinical studies are required to the FDA as post-marketing requirement(s). These include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. Additional post-marketing requirements include: phase 1 renal and hepatic impairment studies and a thorough QTc study; and extractable/leachable study results on the container closure system. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. We plan to complete the required FDA studies within the required FDA timeframe. However, there is a risk that the studies could take longer than expected to complete or the studies may have adverse findings which may require additional investments and have the potential to materially impact our marketing of Ztalmy. In the EU, if additional studies are needed, these are usually required before or during MAA review.

If we or others identify undesirable side effects caused by ganaxolone after receiving marketing approval, a number of potentially significant negative consequences could result, including:

●	we may be forced to suspend marketing of ganaxolone;
●	regulatory authorities may withdraw their approvals of ganaxolone;
●	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of ganaxolone;
●	we may be required to conduct post-marketing trials;
●	we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) for ganaxolone or if a REMS is already in place, to incorporate additional requirements under the REMS, and comparable regulatory authorities outside the U.S. may require similar risk management strategies;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of ganaxolone.

The FDA recommended scheduling of ganaxolone as a controlled substance based on the abuse liability assessment conducted for the NDA submission. As such, the U.S. DEA reviewed ganaxolone and following the review classified ganaxolone as a Schedule V drug. As a controlled substance, the manufacture, import, export, distribution, storage, sale, dispensing, prescribing, and use will be subject to a significant degree of additional regulation by the DEA as well as state regulatory authorities. The restrictive nature of these regulations could also limit commercialization and market acceptance of ganaxolone.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of ganaxolone on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	lack of adequate essential functions and staff, including related to the COVID-19 pandemic, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;
●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
●	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
●	delay or failure in recruiting and enrolling suitable trial patients to participate in a trial;
●	delay or failure in trial patients completing a trial or returning for post-treatment follow-up;
●	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same indication;
●	failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;
●	limitations on our or our third-party clinical trial managers’ ability to access and verify clinical trial data captured at clinical trial sites through monitoring and source document verification;
●	delay or failure in adding new clinical trial sites;
●	ambiguous or negative interim results or results that are inconsistent with earlier results;
●	feedback from the FDA or a comparable regulatory authority outside the U.S., IRBs, or data safety monitoring boards, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

●	decision by the FDA or a comparable regulatory authority outside the U.S., an IRB or us, or a recommendation by a data safety monitoring board to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or AEs associate with a product candidate;
●	failure of a product candidate to demonstrate any or enough of a benefit;
●	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials that meet internal and regulatory standards;
●	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties;
●	political developments that affect our ability to develop and obtain approval for ganaxolone or impair our license rights to develop and obtain approval for ganaxolone in other countries; or
●	changes in governmental regulations or administrative actions.

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

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for an indication for which it receives the designation, then the product is entitled to a period of marketing exclusivity that precludes the FDA from approving another marketing application for the same drug for the same indication for the exclusivity period except in limited situations. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

We have received orphan drug designation in the U.S. for treating Infantile Spasms, SE, CDD, TSC, PCDH19-RE and Fragile X Syndrome with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications. Orphan drug exclusivity for a product candidate may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the U.S. also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain or maintain an orphan drug designation for any indication of ganaxolone that we may develop, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of ganaxolone to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

In order to market and sell our products in the EU and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, many countries outside the U.S. require that a product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

In the European Union, we submitted an MAA for ganaxolone in CDD to the EMA on October 11, 2021 and currently expect the EMA CHMP’s opinion on the MAA by the second quarter of 2023. The Day 180 report and LoOI we received on January 26, 2023 contain a number of outstanding major objections and other concerns, including a major objection related to the choice of our regulatory starting material (RSM). The CHMP has indicated that the proposed RSM is not acceptable and should be redefined further upstream. If we are unable to address the CHMP’s outstanding major objections and other concerns, including the major objection related to the RSM, the European Commission may not approve our MAA for ganaxolone in CDD even though we have received FDA approval for CDD in the United States. If we are unable to obtain approval of ganaxolone by regulatory authorities in the EU or another country or jurisdiction, the commercial prospects of ganaxolone may be significantly diminished and our business prospects could decline.

ZTALMY is regulated as a controlled substance, which means the making, use, sale, importation, exportation, and distribution of which is subject to significant regulation by the DEA and other regulatory agencies.

The DEA regulates ganaxolone as a schedule V drug. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Because ganaxolone is a schedule V controlled substance, the manufacturing, shipping, distribution, import, export, packaging, storing, prescribing, dispensing, selling and use of ganaxolone will be subject to additional regulations, including under the CSA and DEA regulations. Regulations associated with controlled substances also govern production and procurement quotas, recordkeeping, reporting, handling, and disposal. Additionally, because ganaxolone is a controlled substance, facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing ganaxolone must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA, and some states, also conduct periodic inspections of registered establishments that handle controlled substances. These regulations increase the personnel needs and the expense associated with commercialization of products.  Because of their restrictive nature, these laws and regulations could also limit commercialization of ganaxolone. Failure to comply with these laws and regulations could also result in loss of DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties and state actions, among other consequences.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual terms and/or regulatory requirements or meet expected timelines, our development plans may be adversely affected and we may not be able to obtain regulatory approval for ganaxolone in indications other than CDD.

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

For example, we announced in February 2022 a product supply interruption for our IV ganaxolone clinical supplies. Routine monitoring of stability batches of IV clinical supply material showed visible particulates of aluminum phosphate in the drug solution, which led to a pause in recruitment for the RAISE trial. In May 2022, we announced that the RAISE trial had resumed utilizing new batches of the current IV formulation of ganaxolone. We have also worked with our third-party manufacturers to implement improvements in the IV formulation with a goal of achieving a 24-month shelf life for our IV formulation, including a change in the buffer in our IV formulation to increase stability of the formulation. We are highly dependent on our third-party manufacturers to continue to supply IV ganaxolone for our ongoing clinical trials and to manufacture new supplies of IV ganaxolone. We do not control our third-party manufacturers and there is a risk that they could take longer than expected to supply IV ganaxolone or to reformulate ganaxolone as planned.

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

We currently have multiple ganaxolone drug products in clinical development, including an oral suspension, IV solution and a new formulation which is in Phase 1 clinical trials. While we strive to develop a full understanding of manufacturing processes used, as well as the resultant product quality attributes, there is a risk that problems may arise over the course of development which could render a given drug product non-viable. Such problems could relate to manufacturing reproducibility, scale-up challenges, drug product chemical or physical stability issues. Related quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies and product approvals. Such quality requirements can include physical and chemical attributes of the drug product, stability and shelf life, microbial and other contamination, including adverse impact of drug product packaging and administration devices. These problems could result in unacceptable manufacturing economics, or direct concerns related to drug product safety or efficacy. For example, we announced in February 2022 a product supply interruption for our IV ganaxolone clinical supplies. Routine monitoring of stability batches of IV clinical supply material showed visible particulates of aluminum phosphate in the drug solution, which led to a pause in recruitment for the RAISE trial. In May 2022, we announced that the RAISE trial had resumed utilizing new batches of the current IV formulation of ganaxolone. In connection with the resumption of the trial and in consultation with the FDA, we have implemented a 12-month shelf life; refrigerated storage conditions for the entire duration of clinical use, including storage at the clinical sites; and frequent testing for visible particles. If we experience issues with product quality requirements and we are unable to resolve these issues in a timely manner or at all, we may need to delay or terminate our RAISE or other clinical trials with the current IV formulation, which could further delay our clinical development plans and future product approvals.

Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials, as well as initial, limited commercial supplies following FDA approval of ZTALMY for CDD in the US. We have limited experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone drug substance and drug products as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing and supply of ganaxolone could be delayed.

We do not own or operate facilities for the manufacture of ganaxolone. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on CMOs for the manufacture of ganaxolone APIs and other CMOs for the production of ganaxolone drug products, including capsules, liquid oral suspension and IV solution, and we rely on CMOs for the manufacture of ganaxolone for commercial use. To meet our projected needs for preclinical and clinical supplies to support our activities for commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for ganaxolone. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms, in a timely manner or at all, we may not be able to complete development of ganaxolone, or market or distribute ganaxolone.

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

We have entered into and may enter into additional collaboration or out-license agreements with third parties for the development or commercialization of ganaxolone in jurisdictions outside of the United States (OUS). We will depend on these third parties for the development and/or commercialization of ganaxolone in such jurisdictions. If these collaborations or out-licenses are not successful, we may not be able to capitalize on the market potential of ganaxolone.

On July 30, 2021, we entered into a collaboration agreement (Orion Collaboration Agreement) with Orion Corporation (Orion) whereby Orion received exclusive rights to commercialize the oral and intravenous (IV) dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, TSC and refractory status epilepticus (RSE). On November 16, 2022, we entered into a collaboration and supply agreement (Tenacia Collaboration Agreement) with Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia), whereby Tenacia received exclusive rights to develop, commercialize and otherwise exploit certain products incorporating certain oral and IV formulations of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions, including CDD, TSC and status epilepticus (SE) (including RSE and Established Status Epilepticus (ESE)). The timing and amount of any milestone and royalty payments we receive under either of these agreements will depend in part on the applicable licensee’s efforts. We will also depend on the applicable licensee under each agreement to comply with all applicable laws relative to the development or commercialization of ganaxolone in the specified jurisdictions subject to the applicable agreement. We do not control the individual efforts of any of our licensees, and any failure by any such licensee to devote sufficient time and effort to the development or commercialization of ganaxolone could have a material adverse impact on our financial results and operations, such as a failure by such licensee to meet its obligations to us. In addition, if a licensee were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Orion Collaboration Agreement, Tenacia Collaboration Agreement or any other collaboration or out-license agreements could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development or commercialization of ganaxolone in the applicable jurisdictions. If we breach our obligations under the Orion Collaboration Agreement, Orion may terminate the agreement and retain all rights to commercialize ganaxolone in the applicable jurisdictions with no obligation to make any additional milestone or royalty payments to us.

In addition, OUS collaborations and licenses involving ganaxolone pose a number of risks, including the following:

●	collaborators or licensees have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations or licenses;
●	collaborators or licensees may not perform their obligations as expected;
●	collaborators or licensees may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon ganaxolone, repeat or conduct new clinical trials or require a new formulation of ganaxolone for clinical testing;
●	collaborators or licensees may not pursue commercialization and development of ganaxolone if ganaxolone receives marketing approval or may elect not to continue or renew commercialization or development programs based on clinical trial results, changes in any such collaborator’s or licensee’s strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators or licensees could independently develop, or develop with third parties, products that compete directly or indirectly with ganaxolone if the collaborators or licensees believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	product candidates discovered under the collaboration or license with us may be viewed by our collaborators or licensees as competitive with their own product candidates or products, which may cause collaborators or licensees to cease to devote resources to the commercialization of our product candidates;
●	collaborators or licensees with marketing and distribution rights to ganaxolone may not, upon achieving regulatory approval, commit sufficient resources to the marketing and distribution of ganaxolone;
●	collaborators or licensees could become involved in a business combination, which might deemphasize or terminate the commercialization or development of ganaxolone licensed to it by us;
●	disagreements with collaborators or licensees, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of ganaxolone, might lead to additional responsibilities for us with respect to ganaxolone, or might result in litigation or arbitration, any of which would divert management attention and resources, be time-consuming and expensive;
●	collaborators or licensees may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators or licensees may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	commercialization collaborations or licenses may be terminated for the convenience of the collaborator or licensee and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of ganaxolone.

OUS collaboration agreements and licenses may not lead to commercialization or development of ganaxolone in the most efficient manner, or at all. If any collaborations or licenses that we enter into do not result in the successful commercialization and development of products or if one of our collaborators or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or license.

Additionally, if one of our collaborators or licensees terminates its agreement with us, we may find it more difficult to attract new collaborators or licensees and our perception in the business and financial communities could be harmed.

If we are unable to reach agreements with suitable new collaborators or licensees on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a ganaxolone, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop ganaxolone or bring ganaxolone to market or continue to develop ganaxolone.

Government funding for certain aspects of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone API (Option 2), (ii) changes the end date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million.

The BARDA Contract consists of an approximately two-year base period, which was extended through December 31, 2023, during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in contract period, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

Programs funded by the U.S. government and its agencies include provisions that confer on the government substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

●	terminate agreements, in whole or in part, for any reason or no reason;
●	reduce or modify the government’s obligations under such agreements without the consent of the other party;
●	claim rights, including intellectual property rights, in products and data developed under such agreements;
●	audit contract-related costs and fees, including allocated indirect costs;
●	suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
●	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;
●	suspend or debar the contractor from doing future business with the government; and
●	control and potentially prohibit the export of products.

We may not have the right to prohibit the U.S. government from using or allowing others to use certain technologies developed by us, and we may not be able to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally obtains the right to royalty-free use of technologies that are developed under U.S. government contracts.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of medical, radioactive and hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from medical, radioactive or hazardous materials. As a result of any such contamination or injury we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical radioactive or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Regulatory Compliance

Currently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize ganaxolone and affect the prices we may obtain.

The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of ganaxolone, restrict or regulate post-approval activities and affect our ability to successfully sell ganaxolone, if we obtain marketing approval.

In the U.S., there have been and continue to be a number of legislative and regulatory changes and proposed changes to contain healthcare costs. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by eligible beneficiaries and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In recent years, Congress has considered reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare & Medicaid Services (CMS) also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of, and reimbursement for, any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for ganaxolone, if approved, or additional pricing pressures.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve its targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of, on average, 2.0% per fiscal year, starting in 2013 and continuing through 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031.Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and commercialization of ganaxolone, these laws may result in reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Further, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which, among other things, establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which generally speaking manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative changes could impact the market conditions for our product candidates.

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

In the U.S., the EU and other potentially significant markets for ganaxolone, there has been increasing legislative, regulatory, and enforcement interest with respect to drug pricing practices. There have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including by requiring pharmaceutical manufacturers to report to state agencies when they introduce new drugs to market with prices over a certain threshold, or when they increase the price of a drug over a certain threshold. Government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

We participate in the Medicaid Drug Rebate Program and if we fail to comply with our reporting and payment obligations under that program or other governmental pricing programs that we participate in, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of single-source and innovator multiple-source products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions subject to certain exclusions. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that (i) modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value-based purchasing arrangements and (ii) provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions, with such changes taking effect in 2022). Our failure to comply with the aforementioned price reporting and rebate payment obligations, as well as pharmacy benefit manager (PBM) “accumulator” programs, could negatively impact our financial results. In addition, statutory and regulatory changes or other agency action regarding the Medicaid Drug Rebate Program could negatively affect our financial results or expand our rebate liability. For example, Congress could enact legislation that would extend rebates under the Medicaid Drug Rebate Program to all Children’s Health Insurance Program or CHIP utilization.

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

Federal law also requires that a company report average sales price information each quarter to CMS for certain categories of drugs that are payable under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Beginning in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10% of total allowed charges under Medicare Part B for that drug (or a percentage established for drugs with unique circumstances). Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125% of the refund amount. The IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. The IRA replaces the coverage gap discount program with a new manufacturer discount program beginning in 2025.   Under either program, civil monetary penalties could be applied if a manufacturer fails to provide these discounts in the amount of 125% of the discount that was due. Moreover, the IRA also establishes a Medicare Part D inflation rebate scheme, under which generally speaking manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by the manufacturer, governmental or regulatory agencies, and the courts. Such interpretation can change and evolve over time. In the case of Medicaid pricing data, if a manufacturer becomes aware that its reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, the manufacturer is obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which a manufacturer is required to offer its products under the 340B program. Retroactive Medicaid rebates and 340B program refunds could become due as a result of these restatements. It is unclear how these restatements will impact our liability with respect to the Part B and Part D inflation rebates.

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

If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Civil monetary penalties can also be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. A covered entity or association representing covered entities can also bring claims against us through HRSA’s 340B ADR process. HRSA could terminate our 340B program Pharmaceutical Pricing Agreement for good cause, which would cause our Medicaid National Drug Rebate Agreement to be terminated, rendering federal funds for our covered outpatient drugs unavailable under Medicaid and Medicare Part B.  Finally, we note again that civil monetary penalties could apply if a manufacturer fails to provide discounts under the Medicare Part D coverage gap discount program in the amount of 125% of the discount that was due and similar civil monetary penalties will apply with respect to the new manufacturer discount program established under the IRA.

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

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling product candidates outside of the U.S. and require us to develop and implement costly compliance programs.

As we seek to expand our operations outside of the U.S., we must comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain foreign nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside of the U.S. will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling ganaxolone outside of the U.S., which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

●	the federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully soliciting, offering, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, or arranging for the purchase, lease, or order of, any healthcare item or service, for which payment may be made under a federal healthcare program such as Medicare & Medicaid;
●	the FCA prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;
●	other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
●	the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private third-party payers, and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or Children’s Health Insurance Program, to report annually to CMS information related to payments and other transfers of value to physicians, and teaching hospitals, and starting in 2022 certain other health care professionals, and ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, as well as other state laws and regulations governing pharmaceutical manufacturers; and
●	state and foreign laws and regulations govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Similarly, there are a number of legislative proposals in the EU, the U.S. (at both the federal and state level), as well as in other jurisdictions that could change existing obligations, and/or impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

On September 8, 2020, the Federal Data Protection and Information Commissioner (FDPIC) of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the U.S. The FDPIC also found that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland.

The UK withdrew from the EU on January 31, 2020, commonly referred to as Brexit.  Marketing authorizations granted through the EU centralized procedure continue to be valid in Northern Ireland by virtue of the Northern Ireland Protocol, but such EU marketing authorizations are not valid in the rest of the UK (England, Wales and Scotland, or collectively Great Britain). EU marketing authorizations existing as of the end of the Brexit transition period on December 31, 2020, were automatically converted into Great Britain marketing authorizations as of January 1, 2021. Until the end of 2023, a marketing authorization for Great Britain can be applied for on an expedited timetable through the UK European Commission Decision Reliance Procedure, after having received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use. It is not yet known whether the UK European Commission Decision Reliance Procedure will remain available after 2023. A Great Britain marketing authorization can alternatively be applied for separately through the standard national level procedure.

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

Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and other countries with respect to our technology and products. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the U.S. and abroad related to our novel technologies and products that are important to our business.

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain. The steps we or our licensors have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the U.S. Further, the examination process may require us or our licensors to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The rights already granted under any of our currently issued patents or those licensed to us and those that may be granted under future issued patents may not provide us with the protection or competitive advantages we are seeking. If we or our licensors are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected. It is also possible that we or our licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

With respect to patent rights, the ganaxolone compound and its original synthesis were published in the early 1990s and we do not own or license patent rights on the ganaxolone compound. We seek patent protection in the U.S. and internationally for synthetic methods for making ganaxolone, ganaxolone nanoparticles, which are used in certain oral solid, oral liquid, and IV dose formulations, other injectable and oral ganaxolone formulations, and methods of treatment using ganaxolone. We do not know whether any of our granted or issued patents will, or if any of our pending patent applications will grant as patents that will, effectively prevent others from commercializing competitive technologies and products. There is a risk that others, including companies that make generic pharmaceuticals, may develop ganaxolone for the same as similar uses as us, and that our patents will not effectively prevent them from commercializing their ganaxolone products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our or our licensors’ patented technology, trademarks and other intellectual property rights is expensive, difficult and may in some cases not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products, all of which contain ganaxolone, if approved, and to use our related technologies. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to one or more of our products, including interference or derivation proceedings before the U.S. Patent and Trademark Office (USPTO). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing one or more of our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing one or more of our products. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing one or more of our products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA (Federal Development Patent Infringement Exemption). As our product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. While ganaxolone itself is off patent, we attempt to ensure that our product candidates and the methods we employ to manufacture ganaxolone do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Filing, prosecuting and defending patents on our product candidates and any future product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws and practices of some foreign countries, particularly those relating to pharmaceuticals, do not protect intellectual property rights to the same extent as federal and state laws in the U.S. For example, novel formulations and methods of medical treatment and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. Many countries, including EU countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of our patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property.

We may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions into or within the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us in these jurisdictions.

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

We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents. In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 permits under certain circumstances a patent term extension of up to five years beyond the normal expiration of a patent. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any analogous regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. For example, we have a pending patent term extension application of a granted U.S. patent that covers ZTALMY. This application requests an extension of five (5) years, which, if the full extension is granted, this U.S. patent would be extended to November 28, 2031. It is possible that we will not obtain patent term extension for this U.S. patent, or if we obtain such an extension, it may be for a shorter period than we had sought.

Changes in patent laws could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve technological and legal complexity, and obtaining and enforcing pharmaceutical patents is costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce existing patents and patents we may obtain in the future. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

In addition, the Leahy-Smith America Invents Act (Leahy-Smith Act) includes a number of provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the U.S. transitioned to a “first to file” system in which the first inventor to file a patent application is entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in derivation, reexamination, inter-partes review or post-grant review proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate patent rights, which could adversely affect our competitive position.

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

In September 2020, we entered into the BARDA Contract for the completion of pre-clinical and clinical development activities for IV administered ganaxolone for the treatment of RSE. We may generate intellectual property rights through the use of this U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (Bayh-Dole Act), and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we to disclose the invention to the government and fail to file an application to register the intellectual property in the specified manner and within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make compounds or ganaxolone formulations that are similar to our product candidates but that are not covered by the claims of the patents that we own or control;
●	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
●	we might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
●	our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as

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

The continued global spread of COVID-19, including the Omicron variant, has impacted our clinical operations and timelines. For example, our Phase 3 RAISE trial is conducted in hospitals, including intensive care units and academic medical centers, which have experienced high rates of COVID-19 admissions. Several academic medical centers and intensive care units participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and our recent interruption in drug supply as described above, we now expect our top-line data readout for the RAISE trial to be available in the second half of 2023. Several of the sites participating in the RAISE trial continue to encounter COVID-related setbacks, including staff turnover and the need to devote significant resources for patients with COVID-19. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

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

As of December 31, 2022, we had 151 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third-parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 39.8% of our voting stock. Upon conversion of all our outstanding convertible preferred stock and pre-funded warrants, as of December 31, 2022, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 37.6% of our voting stock. This concentration of ownership could harm the market price of our common stock by delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might negatively affect the prevailing market price for our common stock.

Our operating results may fluctuate significantly in the future, which may cause our results to fall below the expectations of securities analysts, stockholders and investors.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include, but are not limited to:

●	the timing, implementation and cost of our research, preclinical studies and clinical trials;
●	our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;
●	introduction of new technologies;
●	product liability litigation, class action and derivative action litigation, or other litigation;
●	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
●	the state of the debt and/or equity capital markets at the time of any proposed offering we choose to initiate;
●	our ability to successfully integrate new acquisitions into our operations;
●	government regulation and legal developments regarding ganaxolone in the U.S. and in the foreign countries in which we may operate in the future; and
●	general economic conditions.

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

Provisions in our fourth amended and restated certificate of incorporation, as amended (Certificate of Incorporation) and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

●	permit our board of directors to issue up to 25,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which 4,300 shares of Series A Preferred Stock are outstanding;
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	establish a classified board of directors such that only one of three classes of directors is elected each year;
●	provide that directors can only be removed for cause;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the chairperson of the board of directors, the chief executive officer or the board of directors.

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

Holders of Record

As of March 3, 2023, there were approximately 15 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2022 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides certain information with respect to purchase of our common stock during the three months ended December 31, 2022:

Maximum Number
			Total Number of	(or Approximate Dollar Value)
	Total Number	Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased
Period	Purchased (1)	Per Share	Plans or Programs	Under the Plans or Programs
October 1, 2022 through October 31, 2022	-	-	-	-
November 1, 2022 through November 30, 2022	1,505	4.70	-	-
December 1, 2022 through December 31, 2022	-	-	-	-
Total	1,505	$4.70	-	$-

(1) Represents shares of common stock withheld to satisfy taxes associated with the vesting of restricted stock

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

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY (ganaxolone) oral suspension for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in patients 2 years of age and older. In June 2022, the U.S. Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V (CV) of the Controlled Substances Act (CSA), which rule became final on December 9, 2022. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We plan to develop ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of status epilepticus (SE). We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both in-patient and self-administered settings. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures associated with CDD is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. We recorded $2.9 million of net ZTALMY sales in the year ended December 31, 2022. At December 31, 2022, we had cash and cash equivalents of $240.6 million. Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses and negative cash flows from our operations. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. We incurred a net loss of $19.8 million for the year ended December 31, 2022. Our accumulated deficit as of December 31, 2022 was $430.5 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we carry out all of our planned commercialization and continued research and development activities with respect to ganaxolone.

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

We had cash and cash equivalents of $240.6 million at December 31, 2022.  We believe that our existing cash and cash equivalents as of December 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

COVID-19

The continued global spread of COVID-19 has impacted our clinical operations and timelines. For example, our Phase 3 Randomized Therapy In Status Epilepticus Trial (RAISE trial) in refractory status epilepticus (RSE) is conducted in hospitals, primarily intensive care units in academic medical centers, which have experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and interruption in drug supply in mid-2022, we previously adjusted the expectation for our top-line data readout for the RAISE trial to the second half of 2023. In May 2022, we resumed screening and recruitment for the RAISE trial. Several of the sites participating in the RAISE trial continue to encounter COVID-related setbacks, including staff turnover and the need to devote significant resources for patients with COVID-19. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

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

Federal Contract Revenue

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone API (Option 2), (ii) changes the end date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million.

The BARDA Contract consists of an approximately two-year base period, which was extended through December 31, 2023, during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the contract period the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

On November 16, 2022, we entered into a Collaboration and Supply Agreement (Tenacia Collaboration Agreement) with Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia). Under the terms of the Tenacia Collaboration Agreement, we granted Tenacia an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights to develop, commercialize and otherwise exploit certain products incorporating certain oral and intravenous formulations of the our product candidate ganaxolone (Licensed Products) in Mainland China, Hong Kong, Macau and Taiwan (collectively, Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (Field), initially for the treatment of CDD, TSC and SE (including refractory and established SE) (collectively, Initial Indications). The collaboration can be expanded to include additional indications and formulations of ganaxolone pursuant to a right of first negotiation.

Under the terms of the Tenacia Collaboration Agreement, Tenacia agreed to pay us an upfront cash payment of $10 million (Upfront Fee) within forty-five (45) days after the Effective Date, which was received in December 2022. In addition to the Upfront Fee, Tenacia has agreed to make cash payments to us upon the achievement of certain development, regulatory and sales-based milestones related to (i) the Initial Indications and (ii) the first new formulation or pro-drug of ganaxolone or any back-up compound of ganaxolone in a new indication (Selected Product) for which the parties amend the Tenacia Collaboration Agreement in connection with Tenacia’s exercise of its right of first negotiation and for which there is no other Licensed Product approved in China (for clarity, the milestone payments under this clause (ii) will only apply to one Selected Product), up to an aggregate amount of $256 million. Of the milestones, $15 million relates to regulatory approvals with separate milestones related to each of oral and intravenous formulations and the Selected Product, and an aggregate of $241 million of sales-based milestones are connected to annual revenue thresholds specific to each of the oral, intravenous and Selected Product formulations of ganaxolone. Tenacia has further agreed to pay us tiered royalty payments based on annual net sales of Licensed Products ranging from the low double digits to the mid-teens for each of the oral formulation, intravenous formulation and Selected Product formulation of Licensed Products. Tenacia’s obligations to pay royalties to us with respect to sales of a Licensed Product in each particular jurisdiction of the Territory will commence on the date of first commercial sale in such jurisdiction and expire upon the latest of (i) ten years following the first commercial sale of such Licensed Product in such jurisdiction, (ii) the expiration of the last-to-expire valid claim of any licensed patent rights that covers such Licensed Product in such jurisdiction and (iii) the expiration of all regulatory exclusivities for such Licensed Product in such jurisdiction. Royalty payments are subject to reduction in specified circumstances as set forth in the Tenacia Collaboration Agreement, including if net sales decrease by a certain percentage after the introduction of a generic product.

Tenacia will be primarily responsible for the development of Licensed Products in the Territory and regulatory interactions related thereto, including conducting and sponsoring clinical studies in the Field in the Territory to support regulatory filings in the Territory. All regulatory approvals filed by Tenacia in the Territory will be in the name of and owned by us unless otherwise required by applicable law, in which case such regulatory approvals would be in the name of and owned by Tenacia for the benefit of us. We and Tenacia have agreed to enter into clinical and commercial supply agreements pursuant to which we will supply Tenacia with its requirements of Licensed Products necessary for Tenacia to develop and commercialize Licensed Products in the Field in the Territory. The parties agreed to enter into the clinical supply agreement no later than ninety (90) days after the Effective Date and the commercial supply agreement no later than twelve (12) months prior to Tenacia’s good faith estimate of the date of first commercial sale of the Licensed Product. The parties agreed that the commercial supply agreement would include a commercial supply price adjustment mechanism pursuant to the terms set forth in the Collaboration Agreement. The supply agreements are also expected to contain delivery, acceptance, payment, termination, forecasting, and other terms consistent with the Tenacia Collaboration Agreement, as well as certain quality assurance, indemnification, liability and other standard industry terms. Tenacia will be responsible for, at Tenacia’s sole cost and expense, obtaining regulatory approval and commercializing the Licensed Product in the Field in Mainland China.

The term of the Tenacia Collaboration Agreement extends for so long as royalties are payable anywhere in the Territory. Subject to the terms of the Tenacia Collaboration Agreement, (i) for a specified period of time after the Effective Date, Tenacia may terminate the Tenacia Collaboration Agreement in its entirety for any or no reason upon written notice to us, and (ii) either party may terminate the Tenacia Collaboration Agreement for the other party’s material breach following a cure period or insolvency.

In accordance with the guidance, we identified the following commitments under the arrangement: (i) grant to Tenacia the exclusive rights to develop, commercialize and otherwise exploit Licensed Product in the Field in the Territory (License) and (ii) requirement to supply Tenacia with the Licensed Product at an agreed upon price (Supply of Licensed Product). We determined that these two commitments represent distinct performance obligations for purposes of recognizing revenue or reducing expense, which it will recognize such revenue or expense, as applicable, as it fulfills these performance obligations.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Also included in cost of product revenue are royalty payments owed to Purdue Neuroscience Company (Purdue) and Ovid in accordance with the respective license agreements. We began capitalizing inventory related to ZTALMY subsequent to the March 2022 FDA approval of ZTALMY, as the related costs were expected to be recoverable through the commercialization and subsequent sale of ZTALMY. Prior to FDA approval of ZTALMY, costs estimated at approximately $2 million for commercially saleable product and materials were incurred and included in research and development expenses. As a result, cost of product revenues related to ZTALMY will initially reflect a lower average per unit cost of materials into approximately the first half of 2024, as previously expensed inventory is utilized for commercial production and sold to customers.

Cost of Collaboration Revenue

Cost of collaboration revenue represents the amortization of one-time fees paid to Purdue pursuant to our license agreement with Purdue and in connection with our collaboration agreements with Orion and Tenacia.

Cost of IP License Fee

In March 2022, we entered into an exclusive patent license agreement (License Agreement) with Ovid. Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of, and be owned solely by, us. We were required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock was exercisable within the five-business day period following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 24, 2022. On March 29, 2022, we issued 123,255 shares of our common stock to Ovid, per Ovid’s option in accordance with the License Agreement. As such, we recorded $1.2 million of IP license fee expenses related to the Ovid License Agreement in the year ended December 31, 2022.

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

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalents.

Interest Expense

Interest expense consists of interest expense and amortization of debt discount related to our Notes Payable and our Revenue Interest Financing Payable.

Gain from Sale of Priority Review Voucher, net

In the year ended December 31, 2022, we recognized a one-time gain of $107.4 million, net of transaction costs, from the sale of the Rare Pediatric Disease Priority Review Voucher (PRV) to Novo Nordisk, Inc. Refer to Notes 1 and 2 in the accompanying notes to consolidated financial statements for further details.

Other (Expense) Income, net

Other income and expense consists principally of gains or losses on disposal of fixed assets held for sale, foreign currency translation, and fair value adjustments.

Provision for Income Taxes

Due to the one-time receipt of gross proceeds from the sale of the PRV of $110.0 million in the third quarter of 2022 and the impact of the Internal Revenue Code Section 174, effective December 31, 2022, we generated taxable net income for the year ended December 31, 2022. As a result, we have recorded current income tax expense of $2.4 million for the year ended December 31, 2022 attributable to state income taxes. Also included in our current income tax expense for the year ended December 31, 2022 is $0.9 million of China withholding tax incurred in connection with the Tenacia collaboration agreement.

Results of Operations

Product Revenue, net

We recognized $2.9 million of net product revenue related to ZTALMY sales for the year ended December 31, 2022. As ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022, we did not recognize any product revenue in the year ended December 31, 2021.

Federal contract revenue

We recognized $6.9 million and $6.4 million in federal contract revenue in the years ended December 31, 2022 and 2021 respectively, as a result of the BARDA Contract.

Collaboration Revenue

Collaboration revenue was $15.7 million in the year ended December 31, 2022 as a result of $12.7 million of revenue recognition related to the previously refundable upfront payment pursuant to the Orion Collaboration

Agreement and $3.0 of revenue recognition related to the upfront payment pursuant to the Tenacia Collaboration Agreement. In connection with the upfront fee related to the Orion Collaboration Agreement, we agreed to provide Orion with the results of an ongoing genotoxicity study. In May 2022, the final study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As a result of the study’s findings, we are not required to refund Orion any of the upfront fee and Orion does not have the right to terminate the Orion Collaboration Agreement based on the study outcome. During the year ended December 31, 2022, we allocated the previously refundable portion of the upfront payment to the transaction price and recognized the related revenue. We recognized $9.0 million of collaboration revenue for the year ended December 31, 2021 upon entering into the Orion Collaboration Agreement.

Research and Development Expenses

We record direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing, to specific product development programs. We do not allocate costs related to purchasing clinical trial materials, employee and contractor-related costs, costs associated with our facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are not separately classified. The table below shows our research and development expenses incurred with respect to each active program, in thousands. The primary drivers of our research and development expenditures are currently in our product development programs in CDD, RSE, TSC and ESE. We did not allocate research and development expenses to any other specific product development programs during the periods presented (in thousands):

	Year Ended
	December 31,
	2022	2021
CDKL5 deficiency disorder (1)	$4,034	$8,116
PCDH19-related epilepsy (2)	1,193	2,638
Tuberous Sclerosis (3)	10,013	3,816
Drug Development - Suspension (4)	4,568	5,854
Oral Indications Subtotal	19,808	20,424

Status epilepticus (5)	9,319	5,098
Drug Development - IV (6)	6,040	6,611
IV Indications Subtotal	15,359	11,709

Other research and development (7)	9,383	11,000
Indirect research and development (8)	35,362	30,387
Total	$79,912	$73,520
(1)	The decrease in the year ended December 31, 2022 compared to 2021 was due primarily to more significant regulatory and statistical analysis expenses associated with our NDA filing preparation in 2021 than in 2022 and reduced clinical trial activity in 2022.
(2)	The decrease in the year ended December 31, 2022 compared to 2021 was due to reduced clinical activity, specifically completion of the open label extension portion of the PCDH-19 trial.
(3)	The increase in the year ended December 31, 2022 compared to 2021 was due primarily to increased activity in 2022 from the initiation and ongoing costs associated with the Phase 3 TSC, as compared to more limited Phase 2 activities in 2021.
(4)	The decrease in the year ended December 31, 2022 compared to 2021 was due primarily to higher manufacturing costs related to pre-validation and registration batches in 2021 compared to 2022.

(5)	The increase in the year ended December 31, 2022 compared to 2021 was due to increased costs related to the RESET trial, with no comparable costs in 2021, as well as increased costs related to the RAISE trial.
(6)	The decrease in the year ended December 31, 2022 compared to 2021 was due to lower manufacturing costs in 2022, which included set-up fees for a new third party manufacturer.
(7)	Other research and development expenses include external expenses associated with preclinical and clinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies, and other professional fees. The decrease in the year ended December 31, 2022 compared to 2021 was due primarily to lower volume of activities associated with the Phase 1 clinical trials and toxicology and other safety study activities.
(8)	The increase in the year ended December 31, 2022 compared to 2021 is related to increased personnel costs in support of our increased activity in preclinical, clinical, and manufacturing activities.

Selling, General and Administrative Expenses

Selling, General and administrative expenses increased to $56.8 million for the year ended December 31, 2022 compared to $37.3 million for the year ended December 31, 2021. The primary drivers of the increase were $8.9 million in increased personnel costs, $6.5 million in increased commercial activities, $2.4 million in consulting costs, $1.1 million in increased software related expenses, $0.8 million in increased travel and meeting costs and $0.9 million in other administrative costs, including legal fees and other professional fees. These increases were partially offset by a decrease of $1.1 million contract acquisition costs related to the Orion Collaboration Agreement in the year ended December 31, 2021.

Interest Income

Interest income was $2.4 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively, and consisted of interest earned on cash and cash equivalents in each year. The 2022 increase over 2021 was due to increased cash and cash equivalents and higher interest rates in the year ended December 31, 2022.

Interest Expense

Interest expense was $10.7 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. Interest expense for the year ended December 31, 2022 included $7.9 million of interest paid, $1.7 million of debt amortization, $0.1 million related to commitment fees paid in connection with our Notes Payable (Note 9 in accompanying notes to the consolidated financial statements) as well as $1.0 million of non-cash interest expense related to our revenue interest financing payable (Note 10 in accompanying notes to the consolidated financial statements). Interest expense for the year ended December 31, 2021 included $2.0 million of interest paid and $0.6 million of non-cash interest expense related to the amortization of debt issuance costs related to our Notes Payable.

Liquidity and Capital Resources

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $19.8 million for the year ended December 31, 2022. Our cash used in operating activities was $112.9 million for year ended December 31, 2022 compared to $55.5 million for the year ended December 31, 2021. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt.

In July 2022, we entered into the PRV Asset Purchase Agreement to sell our PRV, pursuant to which Novo Nordisk, Inc. paid us $110.0 million upon the closing of the transaction. In August 2022, we received a letter from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue

License Agreement. Our position communicated to Purdue is that we do not owe Purdue any of the proceeds from the sale of the PRV. No associated payment by us has been made, and Purdue has not filed a specific claim to date.

In November 2022, in connection with an underwritten public offering of 10,526,316 shares of our common stock, pre-funded warrants to purchase 2,105,264 shares of common stock and the exercise of an option of 1,894,737 shares of common stock, we received approximately $64.5 million in total net proceeds after taking into account the exercise of the underwriters’ option, in each case deducting the underwriting discounts and commissions and after deducting offering expenses paid or payable by us. Additionally, in November 2022, we received an upfront payment of $32.5 million pursuant to the revenue interest financing agreement with Sagard, and in December 2022, we received an upfront payment of $10.0 million in connection with the Tenacia Collaboration Agreement. At December 31, 2022, we had cash and cash equivalents of $240.6 million.

We believe that our existing cash and cash equivalents as of December 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

Orion Commercialization Agreement

On July 30, 2021, we entered into the Orion Collaboration Agreement, whereby Orion received exclusive rights to commercialize the oral and IV dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, TSC and RSE. Under the agreement, we received a €25 million ($29.6 million) upfront fee. We are eligible to receive up to an additional €97 million in research and development reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double-digits to high teens for the oral programs and the low double-digits to low 20s for the IV program. Also, as part of the overall arrangement, we have agreed to supply the Licensed Products to Orion at an agreed upon price.

Tenacia Commercialization Agreement

On November 16, 2022, we entered into a collaboration and supply agreement with Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia), pursuant to which we granted Tenacia an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights to develop, commercialize and otherwise exploit certain products incorporating certain oral and intravenous formulations of our product candidate ganaxolone (Licensed Products) in Mainland China, Hong Kong, Macau and Taiwan (collectively, Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (Field), initially for the treatment of cyclin-dependent kinase-like 5 deficiency disorder, tuberous sclerosis complex and SE (including refractory and established SE) (collectively, Initial Indications). The collaboration can be expanded to include additional indications and formulations of ganaxolone pursuant to a right of first negotiation.

In connection with the execution of the Collaboration Agreement, Tenacia agreed to pay us an upfront cash payment of $10 million (Upfront Fee) within forty-five (45) days after the Effective Date and payment was received in December 2022. In addition to the Upfront Fee, Tenacia has agreed to make cash payments to us upon the achievement of certain development, regulatory and sales-based milestones related to (i) the Initial Indications and (ii) the first new formulation or pro-drug of ganaxolone or any back-up compound of ganaxolone in a new indication (Selected Product) for which the parties amend the Collaboration Agreement in connection with Tenacia’s exercise of its right of first negotiation and for which there is no other Licensed Product approved in China (for clarity, the milestone payments under this clause (ii) will only apply to one Selected Product), up to an aggregate amount of $256 million. Of the milestones, $15 million relates to regulatory approvals with separate milestones related to each of oral and intravenous formulations and the Selected Product, and an aggregate of $241 million of sales-based milestones are connected to annual revenue thresholds specific to each of the oral, intravenous and Selected Product formulations of ganaxolone.

Tenacia has further agreed to pay us tiered royalty payments based on annual net sales of Licensed Products ranging from the low double digits to the mid-teens for each of the oral formulation, intravenous formulation and Selected Product formulation of Licensed Products. Tenacia’s obligations to pay royalties to us with respect to sales of a Licensed Product in each particular jurisdiction of the Territory will commence on the date of first commercial sale in such jurisdiction and expire upon the latest of (i) ten years following the first commercial sale of such Licensed Product in such jurisdiction, (ii) the expiration of the last-to-expire valid claim of any licensed patent rights that covers such Licensed Product in such jurisdiction and (iii) the expiration of all regulatory exclusivities for such Licensed Product in such jurisdiction. Royalty payments are subject to reduction in specified circumstances as set forth in the Collaboration Agreement, including if net sales decrease by a certain percentage after the introduction of a generic product.

Oaktree Credit Agreement

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022 and October 28, 2022 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $100.0 million, available to us in four tranches (collectively, Term Loans). As of December 31, 2022, we had drawn on three tranches, and the following tranche remained available to us:

●	Through December 31, 2023, $25.0 million of Tranche C Term Loans will be available for draw if we complete one or more financings (including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense) resulting in gross proceeds to us of at least $40.0 million and net proceeds to us of at least $36.0 million (Qualified Financing Condition). However, the availability of this tranche is also subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.

We received $15.0 million of Tranche A-1 Term Loans on the Closing Date, $30.0 million of Tranche A-2 Term Loans in September 2021 after formal acceptance by the FDA of an NDA filing relating to the use of ganaxolone in the treatment of CDD, and $30.0 million of Tranche B Term Loans in March 2022 after FDA approval of ZTALMY for CDD. We satisfied the Qualified Financing Condition in connection with our November 2022 underwritten public offering, however, if we are unable to satisfy the remaining condition, we would not be able to draw down the remaining tranche of loans and may not be able to obtain alternative financing on commercially reasonable terms or at all.

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

In connection with the Revenue Interest Financing Agreement, on October 28, 2022, we entered into the Credit Agreement Amendment to, among other things, allow for the consummation of the Revenue Interest Financing Agreement and the transactions thereunder, and paid $0.3 million in administrative fees in connection with the execution of the Credit Agreement Amendment. In addition, the Credit Agreement Amendment increased the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%.

Sagard Financing Agreement

In October 2022, we entered into a revenue interest financing agreement (the Revenue Interest Financing Agreement) with Sagard Healthcare Royalty Partners, LP (Sagard) pursuant to which we received $32.5 million.

In  exchange for the Investment Amount, we have agreed to make quarterly payments to Sagard (Payments) as follows: (i) for each calendar quarter from and after the closing date of such financing through and including the quarter ended June 30, 2026, an amount equal to 7.5% of (a) our U.S. net sales of ZTALMY and all other pharmaceutical products that contain ganaxolone (Net Sales), in each case with any dosage form, dosing regimen, or strength, or any improvements related thereto (collectively, Included Products) and (b) certain other payments received by us in connection with the manufacture, development and sale of the Included Products in the U.S. (Other Included Payments, and, together with Net Sales, Product Revenue); and (ii) for each calendar quarter following the calendar quarter ended June 30, 2026, an amount equal to (x) 15.0% of the first $100 million in annual Product Revenue of the Included Products and (y) 7.5% of annual Product Revenue of the Included Products in excess of $100 million.

The Payments are subject to a hard cap equal to 190% ($61.8 million) of the Investment Amount (Hard Cap). Sagard’s right to receive payments will terminate when Sagard has received payments in respect of the Included Products, including any additional payments described below, equal to the Hard Cap. Further, we have the right to make voluntary prepayments to Sagard, and such payments will be credited against the Hard Cap.

If Sagard has not received aggregate payments equaling at least 100% of the Investment Amount by December 31, 2027 or at least 190% of the Investment Amount by December 31, 2032 (each, Minimum Amount), then we will be obligated to make a cash payment to Sagard in an amount sufficient to gross up Sagard up to the applicable Minimum Amount within a specified period of time after each reference date.

BARDA Contract

In September 2020, we and BARDA entered into the BARDA Contract, under which we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone API (Option 2), (ii) changes the end date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million.

The BARDA Contract consists of an approximately two-year base period, which was extended through December 31, 2023, during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the contract period, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

Equity Financings

In connection with the closing of an equity financing in November 2022 and the December 2022 exercise of the related underwriters’ option, we issued a total of 12,421,053 shares of common stock and 2,105,264 pre-funded warrants to purchase common stock in an underwritten public offering resulting in aggregate net proceeds of $64.5 million, after deducting the underwriting discounts and commissions and offering expenses paid or payable by us.

Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP) to create an at the market equity program under which we from time to time may offer and sell shares of our common stock having an aggregate offering price of up to $60 million. Subject to the terms and conditions of the EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. We did not sell any shares of our common stock during the years ended December 31, 2022 and 2021 under the EDA.

IP License Agreement

In March 2022, we entered into the License Agreement with Ovid. Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of, and be owned solely by, us. We were required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock was exercisable within the five-business day period following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 24, 2022. On March 29, 2022, we issued 123,255 shares of our common stock to Ovid, per Ovid’s option in accordance with the License Agreement. As such, we recorded $1.2 million of IP license fee expenses related to the Ovid License Agreement in the year ended December 31, 2022.

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

Cash Flows

Operating Activities. Cash used in operating activities increased to $112.9 million for the year ended December 31, 2022 compared to $55.5 million for the same period in 2021. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, interest accretion, stock-based compensation, cost of license agreement and changes in the net contract assets/liabilities related to the Orion and Tenacia Collaboration Agreements, the change in cash used in operating activities in the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily the result of decreases in the changes in accounts payable and accrued expenses and an increase in operating expenses.

Investing Activities. Cash provided by investing activities during the year ended December 31, 2022 represents net proceeds of $107.4 million from the sale of the PRV, partially offset by $1.8 million in purchases of property and equipment. Cash used in investing activities during the year ended December 31, 2021 represents $2.9 million related to investments in property and equipment, partially offset by $1.5 million in maturities of short-term investments.

Financing Activities. Cash provided by financing activities during the year ended December 31, 2022 primarily includes $64.5 million in total net proceeds from the November 2022 public offering, $29.9 million in net proceeds from the Sagard revenue interest financing agreement, $28.6 million in proceeds from notes payable net of issuance costs, and $1.8 million in proceeds from the exercise of stock options. Cash provided by financing activities during the year ended December 31, 2021 primarily includes $40.3 million in proceeds from notes payable net of issuance costs and $1.2 million in proceeds from the exercise of stock options.

Funding Requirements

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $19.8 million for the year ended December 31, 2022. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis.

We believe that our existing cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone, including ZTALMY;
●	the scope, progress, results and costs of researching and developing ganaxolone, including ZTALMY, or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone, including ZTALMY, or any other future product candidates;
●	the cost of commercialization activities for ZTALMY in CDD in the U.S., including marketing, sales and distribution costs;

●	the cost of commercialization activities for ZTALMY, ganaxolone in any other indications, or any other future product candidates, are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments pursuant to our exclusive license agreements with Orion, Tenacia and NovaMedica.
●	any product liability, infringement or other lawsuits related to ZTALMY or other indications being developed for ganaxolone and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, ZTALMY in CDD and on future approved products, if any.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Estimates

We base this management’s discussion and analysis of our financial condition and results of operations on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments, including those related to accrued clinical trial expenses on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. You should consider your evaluation of our financial condition and results of operations with these policies, judgments and estimates in mind.

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

Tenacia Collaboration Agreement

The recognition of revenue related to the Tenacia Collaboration Agreement requires significant judgement and estimates. As discussed in Note 11 to the Consolidated Financial Statements, we are required to identify distinct performance obligations and subsequently allocate a portion of the transaction price to each performance obligation. We identified the following two commitments under the arrangement: (i) grant to Tenacia the exclusive rights to develop, commercialize and otherwise exploit Licensed Product in the Field in the Territory (License) and (ii) requirement to supply Tenacia with the Licensed Product at an agreed upon price (Supply of Licensed Product). We will recognize such revenue or expense, as applicable, as we fulfill these performance obligations. We allocated the transaction price to the two performance obligations based on the estimated stand-alone selling prices at contract inception and we reevaluate the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjust the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Significant estimates were used in the determination of the stand-along selling prices. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Supply of Licensed Product was estimated using the expected cost-plus margin approach.

Revenue Interest Financing Agreement

In October 2022, we recognized a liability related to the Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (Sagard) under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by us from Sagard pursuant to the terms of the Revenue Interest Financing Agreement were recorded as a liability and will be accreted under the effective interest method upon the estimated amount of future royalty payments to be made pursuant to the Revenue Interest Financing Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future product revenue to be generated over the life of the Revenue Interest Financing Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on the assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

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

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2023 annual meeting of shareholders, to be filed with the SEC.

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

3.8	Delaware Certificate of Change of Registered Agent. (Incorporated by reference to Exhibit 3.8 to Form 10-Q quarterly report filed on May 12, 2022.)
4.1	Specimen Certificate evidencing shares of Marinus Pharmaceutical Inc.’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
4.2	Description of the Registrant’s Securities. (Incorporated by reference to Exhibit 4.3 to Form 10-K annual report filed on March 24, 2022.)

Exhibit No.	Description of Exhibit
4.3	Form of Pre-funded Warrant to Purchase Common Stock. (Incorporated by reference to Exhibit 4.1 to Form 8-K current report filed on November 10, 2022.)
10.1+	Marinus Pharmaceuticals, Inc. 2005 Stock Option and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Form S-1 registration statement filed on May 12, 2014.)
10.2+	Forms of Stock Option Agreement under the 2005 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Form S-1 registration statement filed on May 12, 2014.)
10.3+

Employment Agreement, effective as of April 12, 2021, between Marinus Pharmaceuticals, Inc. and Steven Pfanstiel (Incorporated by reference to Exhibit 10.4 to Form 10-K annual report filed on March 9, 2021.)

10.4+

First Amendment to Executive Employment Agreement, by and between Marinus Pharmaceuticals, Inc. and Steven Pfanstiel, MBA, CMA dated April 9, 2021. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 13, 2021.)

10.5+	Employment Agreement, effective November 9, 2020, between Marinus Pharmaceuticals, Inc. and Christina Shafer (filed herewith).
10.6	Form of Amended and Restated Indemnification Agreement (VC Directors). (Incorporated by reference to Exhibit 10.10 to Form S-1 registration statement filed on May 12, 2014.)
10.7	Form of Amended and Restated Indemnification Agreement (Non-VC Directors). (Filed herewith.)
10.8*

Amended and Restated Agreement dated as of May 23, 2008 between Marinus Pharmaceuticals, Inc. and Purdue Neuroscience Company. (Incorporated by reference to Exhibit 10.12 to Form S-1 registration statement filed on May 12, 2014.)

10.9+	Marinus Pharmaceuticals, Inc. Change in Control Severance Plan effective November 7, 2016. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on November 8, 2016.)
10.10

First Amendment to Lease agreement dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. amending Lease agreement dated as of October 14, 2014 between Radnor Center Associates and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on January 4, 2016.)

10.11

License Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on April 6, 2017.)

10.12

Supply Agreement by and between Marinus Pharmaceuticals, Inc. and CyDex Pharmaceuticals, Inc., dated March 31, 2017. (Incorporated by reference to Exhibit 10.2 to Form 8-K current report filed on April 6, 2017.)

10.13

Second Amendment to Lease agreement dated as of December 7, 2018 between Radnor Properties-SDC, L.P., Radnor Center Associates and Marinus Pharmaceuticals, Inc, amending Lease agreement, as amended, dated as of December 28, 2015 between Radnor Properties-SDC, L.P. and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on December 7, 2018.)

10.14+

Amended and Restated Employment Agreement dated as of August 6, 2019, between Marinus Pharmaceuticals, Inc. and Scott Braunstein, M.D. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on August 8, 2019).

10.15+

Employment Agreement dated as of October 25, 2019, between Joe Hulihan, M.D. and Marinus Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on October 29, 2019).

10.16+	Employment Agreement dated as of June 15, 2020 between Marinus Pharmaceuticals, Inc. and Martha Manning. (Incorporated by reference to Exhibit 10.22 to Form 10-K annual report filed on March 9, 2021).
10.17

Securities Purchase Agreement, dated December 11, 2019, by and between the Company and the Investors listed therein. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on December 13, 2019).

10.18

Equity Distribution Agreement, dated July 9, 2020, by and between Marinus Pharmaceuticals, Inc. and JMP Securities LLC. (Incorporated by reference to Exhibit 1.1 to Form S-3 registration statement filed on July 9, 2020.)

Exhibit No.	Description of Exhibit
10.19*

Contract, dated September 8, 2020, by and between Marinus Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on November 9, 2020.)

10.20

Credit Agreement and Guaranty, dated May 11, 2021, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on May 17, 2021.)

10.21

Security Agreement, dated May 11, 2021, by and among Marinus Pharmaceuticals, Inc., as Grantor, and Oaktree Fund Administration, LLC, as Administrative Agent. (Incorporated by reference to Exhibit 10.2 to Form 10-Q quarterly report filed on May 17, 2021.)

10.22

Letter Agreement, dated May 17, 2021, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on May 17, 2021.)

10.23*

Collaboration Agreement, dated as of July 30, 2021, by and between Marinus Pharmaceuticals, Inc. and Orion Corporation. (Incorporated by reference to Exhibit 10.1 to Form 10-Q quarterly report filed on November 9, 2021.)

10.24+

Form of Incentive Stock Option Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to Form 10-Q quarterly report filed on November 9, 2021.)

10.25+

Form of Nonqualified Stock Option Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on November 9, 2021.)

10.26+

Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.4 to Form 10-Q quarterly report filed on November 9, 2021.)

10.27+	Form of Nonqualified Stock Option Agreement for Employees granted as an Inducement Award. (Incorporated by reference to Exhibit 10.5 to Form 10-Q quarterly report filed on November 9, 2021.)
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

10.30+

Form of Restricted Stock Unit Agreement containing a Sell to Cover Election for Employees under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.34 to Form 10-K annual report filed on March 24, 2022.)

10.31+

Form of Restricted Stock Unit Agreement for Employees granted as an Inducement Award, under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.35 to Form 10-K annual report filed on March 24, 2022.)

10.32+

Form of Restricted Stock Unit Agreement containing a Sell to Cover Election for Employees granted as an Inducement Award, under the Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.36 to Form 10-K annual report filed on March 24, 2022.)

10.33*

License Agreement, dated March 1, 2022, by and between Marinus Pharmaceuticals, Inc. and Ovid Therapeutics Inc. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on March 3, 2022.)

10.34

Amendment, dated March 29, 2022, by and between Marinus Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on March 31, 2022.)

10.35+	Marinus Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Form S-8 registration statement filed on August 10, 2021.)

Exhibit No.	Description of Exhibit
10.36

Letter Agreement re: Amendment to Tranche C Commitment, dated May 23, 2022, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on May 25, 2022.)

10.37*∧

Asset Purchase Agreement, dated July 13, 2022, by and between Marinus Pharmaceuticals, Inc. and Novo Nordisk Inc. (Incorporated by referenced to Exhibit 10.1 to Form 8-K current report filed on July 14, 2022.)

10.38∧

Amendment No. 2, dated September 21, 2022, by and between Marinus Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on September 23, 2022.)

10.39∧

Revenue Interest Financing Agreement, dated October 28, 2022, by and between Marinus Pharmaceuticals, Inc. and Sagard Healthcare Royalty Partners, LP. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on November 7, 2022.)

10.40∧

Security Agreement dated October 28, 2022, by and among Marinus Pharmaceuticals, Inc. and Sagard Healthcare Royalty Partners, LP. (Incorporated by reference to Exhibit 10.4 to Form 10-Q quarterly report filed on November 7, 2022.)

10.41∧

Limited Consent and First Amendment to Credit Agreement, dated October 28, 2022, by and among Marinus Pharmaceuticals, Inc., as Grantor, and Oaktree Fund Administration, LLC, as Administrative Agent. (Incorporated by reference to Exhibit 10.5 to Form 10-Q quarterly report filed on November 7, 2022.)

10.42*	Collaboration and Supply Agreement, dated November 16, 2022, between Marinus Pharmaceuticals, Inc. and Tenacia Biotechnology (Shanghai) Co., Ltd. (Filed herewith.)
21	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101.INS	XBRL Instance Taxonomy – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

+     Indicates management contract or compensatory plan.

*     Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.

∧	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

(c) None.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marinus Pharmaceuticals, Inc.

Date:	March 9, 2023	By:	/s/ Scott Braunstein
Scott Braunstein
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Scott Braunstein, M.D.	President, Chief Executive Officer	March 9, 2023
Scott Braunstein, M.D.	(Principal Executive Officer) and Chairman
of the Board and Director

/s/ Steven Pfanstiel	Chief Operating Officer, Chief Financial Officer	March 9, 2023
Steven Pfanstiel	and Treasurer (Principal Financial
and Accounting Officer)

/s/ Charles Austin	Director	March 9, 2023
Charles Austin

/s/ Elan Ezickson	Director	March 9, 2023
Elan Ezickson

/s/ Seth H.Z. Fischer	Director	March 9, 2023
Seth H.Z. Fischer

/s/ Tim M. Mayleben	Director	March 9, 2023
Tim M. Mayleben

/s/ Saraswathy V. Nochur, Ph.D.	Director	March 9, 2023
Saraswathy V. Nochur, Ph.D.

/s/ Christine B. Silverstein	Director	March 9, 2023
Christine B. Silverstein

CONSOLIDATED FINANCIAL STATEMENTS

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Marinus Pharmaceuticals, Inc.,

Opinion on Financial Statements

We have audited the accompanying consolidated balance sheets of Marinus Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Clinical Trial Prepaid and Accrued Expenses
Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred, which include costs relating to contracts with vendors, clinical research organizations and consultants and under clinical site agreements. The Company estimates the prepaid and accrued expenses based on the services received and efforts expended in relation to amounts invoiced by and paid to contract research organizations and other third-party vendors at the balance sheet date. The Company’s clinical trial prepaid expenses of $3.9 million at December 31, 2022 are included in prepaid expenses and other current assets on the consolidated balance sheet, the Company’s clinical trial accrued expenses at December 31, 2022 of $5.7 million are included in accrued expenses on the consolidated balance sheet, and the Company’s related 2022 clinical trial expenses are included in research and development expenses of $79.9 million on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

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

How We Addressed the Matter in Our Audit

To test the clinical trial prepaid and accrued expenses, our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the prepaid and accrued expense computations. We also evaluated management’s estimates of the progress of a sample of clinical trials by making direct inquiries of the Company’s operations personnel that oversee the clinical trials and obtaining information directly from a sample of service providers. To evaluate the completeness of the prepaid and accrued expenses, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

Revenue Interest Financing Payable
Description of the Matter

As described in Note 10 to the consolidated financial statements, the Company entered into a royalty purchase agreement (RPA) with Sagard Healthcare Partners. Pursuant to the RPA, the Company received gross proceeds of $32.5 million in exchange for the obligation to make royalty payments on U.S. net sales of ganaxolone, including the recently approved ZTALMY (ganaxolone) oral suspension CV.

The Company recorded the RPA as a liability (revenue interest financing payable) on the consolidated balance sheet at a carrying value of $30.9 million as of December 31, 2022 and imputed interest expense associated with this liability during 2022 using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the RPA depending on a number of factors, including the level and timing of forecasted net sales and resulting royalty payments. The Company utilizes the prospective method to account for the revenue interest financing payable, under which a new effective interest rate is determined at each balance sheet date based on the Company’s current estimates of the amount and timing of expected future royalty payments.

Auditing the revenue interest financing payable involved complex and subjective auditor judgment due to the estimation uncertainty involved in determining the effective interest rate. The Company’s effective interest rate model includes actual revenues recorded and royalties paid to-date, as well as estimated revenue projections for which future royalties will be paid, which are sensitive to significant assumptions including the size of the addressable patient population and the Company’s expected market share and the anticipated sales price of its products, among others.

How We Addressed the Matter in Our Audit

To test the revenue interest financing payable, our audit procedures included, among others, testing the significant assumptions used to develop the estimates and evaluating the completeness and accuracy of the underlying data used by the Company in its effective interest rate model. To test the estimated amount of future product sales, we compared the estimated size of the addressable patient population to industry data that tracks healthcare information, and we compared the anticipated pricing information to actual sales and a third-party market analysis. We recalculated the current year interest expense based on the Company’s model, and performed sensitivity analyses to evaluate the changes in the effective interest rates, and associated interest expense, that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 9, 2023

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$240,551	$122,927
Accounts receivable, net	6,348	2,629
Inventory	77	—
Contract asset, net	—	557
Prepaid expenses and other current assets	5,402	5,565
Total current assets	252,378	131,678
Property and equipment, net	4,236	2,499
Other assets	2,904	2,663
Total assets	$259,518	$136,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,461	$3,126
Refund liability	—	21,233
Current portion of revenue interest financing payable	1,020	—
Accrued expenses	19,536	16,207
Total current liabilities	25,017	40,566
Notes payable, net of deferred financing costs	71,018	40,809
Revenue interest financing payable, net of deferred financing costs	29,857	—
Contract liabilities, net	16,285	—
Other long-term liabilities	1,341	1,979
Total liabilities	143,518	83,354
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 4,300 shares issued and outstanding at December 31, 2022 and 4,575 shares issued and outstanding at December 31, 2021	4,043	4,302
Common stock, $0.001 par value; 150,000,000 shares authorized, 49,650,074 issued and 49,642,767 outstanding at December 31, 2022 and 36,797,561 issued and 36,790,254 outstanding at December 31, 2021	50	37
Additional paid-in capital	542,428	459,852
Treasury stock at cost, 7,307 shares at December 31, 2022 and December 31, 2021	—	—
Accumulated deficit	(430,521)	(410,705)
Total stockholders’ equity	116,000	53,486
Total liabilities and stockholders’ equity	$259,518	$136,840

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021

Revenue:
Product revenue, net	$2,872	$—
Federal contract revenue	6,935	6,358
Collaboration revenue	15,671	8,987
Total revenue	25,478	15,345

Expenses:
Research and development	$79,912	$73,520
Selling, general and administrative	56,845	37,278
Cost of product revenue	190	—
Cost of collaboration revenue	150	1,478
Cost of IP license fee	1,169	—
Total expenses	138,266	112,276
Loss from operations	(112,788)	(96,931)
Interest income	2,354	80
Interest expense	(10,672)	(2,582)
Gain from sale of priority review voucher, net	107,375	—
Other (expense) income, net	(2,696)	657
Loss before income taxes	(16,427)	(98,776)

Provision for income taxes	(3,389)	—
Net loss and comprehensive loss	$(19,816)	$(98,776)

Net loss applicable to common shareholders	$(19,816)	$(98,776)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.51)	$(2.69)
Basic and diluted weighted average shares outstanding	39,072,599	36,697,171

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Series A					Additional				Total
	Convertible Preferred Stock		Common Stock			Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount		Capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2020	4,753	$4,469	36,578,460		$37	$444,622	7,307	$—	$(311,929)	$137,199
Stock‑based compensation expense	-	-	-	-	-	13,867	-	-	-	13,867
Exercise of stock options	-	-	176,194		-	1,199	-	-	-	1,199
Financing costs	-	-	-		-	(3)	-	-	-	(3)
Conversion of convertible preferred stock into common	(178)	(167)	35,600		-	167				-
Net loss	-	-	-		-	-	-	-	(98,776)	(98,776)
Balance, December 31, 2021	4,575	$4,302	36,790,254		$37	$459,852	7,307	$—	$(410,705)	$53,486
Stock-based compensation expense	—	—	—		—	14,890	—	—	—	14,890
Issuance of common stock and pre-funded warrants in connection with follow-on public offering ($4.75 per share), net of expenses of $4,521	—	—	12,421,053		13	64,464	—	—	—	64,477
Exercise of stock options	—	—	238,312		—	1,794	—	—		1,794
Net issuance of common stock in connection with the vesting of restricted stock	—	—	14,893		—	—	—	—	—	—
Issuance of stock related to IP license agreement with Ovid	—	—	123,255		—	1,169	—	—	—	1,169
Conversion of convertible preferred stock into common	(275)	(259)	55,000		—	259	—	—	—	—
Net loss	—	—	—		—	—	—	—	(19,816)	(19,816)
Balance, December 31, 2022	4,300	$4,043	49,642,767		$50	$542,428	7,307	$—	$(430,521)	$116,000

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities
Net loss	$(19,816)	$(98,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of PRV, net of transaction costs	(107,375)	—
Depreciation and amortization	418	355
Amortization of debt issuance costs	1,663	549
Accretion of revenue interest financing debt	956	—
Stock-based compensation expense	14,890	13,867
Amortization of net contract asset/liability	(1,052)	(105)
Noncash lease expense	251	312
Noncash lease liability	344	309
Write off of fixed assets	828	243
Issuance of common stock for cost of license agreement	1,169	—
Unrealized loss (gain) on foreign currency transactions	930	(930)
Changes in operating assets and liabilities:
Refund liability	(22,163)	22,163
Net contract asset/liability	17,894	(452)
Prepaid expenses and other current assets, non-current assets, inventory and accounts receivable	(5,577)	(853)
Accounts payable and accrued expenses	3,754	7,841
Net cash used in operating activities	(112,886)	(55,477)
Cash flows from investing activities
Proceeds from sale of PRV, net of transaction costs	107,375	—
Proceeds from sale of property and equipment	171	—
Maturities of short-term investments	—	1,474
Deposit on property and equipment	—	(1,793)
Purchases of property and equipment	(1,774)	(1,096)
Net cash provided by (used in) investing activities	105,772	(1,415)
Cash flows from financing activities
Proceeds from exercise of stock options	1,794	1,199
Proceeds from notes payable, net of fees	28,588	40,259
Proceeds from revenue interest financing agreement, net of issuance costs	29,921	—
Payments of revenue interesting financing debt	(42)	—
Financing costs, paid	—	(148)
Proceeds from equity offerings, net of offering costs	64,477	—
Net cash provided by financing activities	124,738	41,310
Net increase in cash and cash equivalents	117,624	(15,582)
Cash and cash equivalents—beginning of period	122,927	138,509
Cash and cash equivalents—end of period	$240,551	$122,927
Supplemental disclosure of cash flow information
Debt issuance costs included in accrued expenses	$—	$900
Property and equipment in accrued expenses	$22	$43
Cash paid for interest during the year	$7,892	$2,032
Property and equipment in deposits placed in service	$1,664	$—

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY (ganaxolone) oral suspension for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in patients 2 years of age and older. In June 2022, the U.S. Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V (CV) of the Controlled Substances Act (CSA), which rule became final on December 9, 2022. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We plan to develop ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of status epilepticus (SE).

The continued global spread of COVID-19 has impacted our clinical operations and timelines. For example, our RAISE trial is conducted in hospitals, primarily intensive care units in academic medical centers, which have experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial have experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which has resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial to the second half of 2023. In May 2022, we resumed screening and recruitment for the RAISE trial. Several of the sites participating in the RAISE trial continue to encounter COVID-related setbacks, including staff turnover and the need to devote significant resources for patients with COVID-19. In addition, our ganaxolone clinical trials in the outpatient setting may be negatively impacted if patients and their caregivers do not want to participate while the COVID-19 pandemic persists. The duration and severity of the pandemic and its long-term impact on our business are uncertain at this time.

Liquidity

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $19.8 million for the year ended December 31, 2022. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone, in indications other than CDD in the US, will require significant additional financing. Our accumulated deficit as of December 31, 2022 was $430.5 million and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions or other sources, and revenues from future product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the continued development and commercialization of ganaxolone.

Management’s operating plan which underlies the analysis of our ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. In the year ended December 31, 2022 the following events occurred: in August 2022, we secured additional funding of $107.4 million in net proceeds from the closing of the PRV transaction with Novo Nordisk, Inc.; in October 2022, we entered into a royalty monetization agreement with Sagard Healthcare Partners, pursuant to which we received a total of $32.5 million upfront in return for royalty payments on U.S. net sales of ganaxolone; we entered into a collaboration and

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supply agreement with Tenacia, pursuant to which we received a total upfront payment of $10.0 million; and in November 2022, we completed a public offering resulting in approximately $64.5 million in net proceeds including the full exercise of the underwriters’ overallotment option after deducting underwriting discounts and commissions. As a result of these events, the going concern uncertainty that was disclosed in the financial statements for the year ended December 31, 2021 was alleviated during 2022. We believe that our existing cash and cash equivalents on hand as of December 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of Marinus Pharmaceuticals, Inc. (the Company) and its wholly-owned subsidiary as of December 31, 2022.  In February 2021, a wholly-owned subsidiary was established in Ireland. All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments and Credit Risk

At December 31, 2022, our financial instruments included cash equivalents, accounts payable, accrued expenses, notes payable, and royalty interest financing payable. At December 31, 2021, our financial instruments included cash equivalents, accounts payable, accrued expenses, and notes payable. The carrying amount of cash equivalents, accounts payable and accrued expenses approximated fair value, given their short-term nature. The carrying value of the notes payable and royalty interest financing payable approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2022 and 2021, we invested a portion of our cash balances in money market investments, which we have included as cash equivalents on our balance sheets.

Accounts Receivable, net

Net trade receivables related to ZTALMY sales, which are recorded in net accounts receivable on the consolidated balance sheets, were approximately $1.3 million as of December 31, 2022. There were no net trade receivables related to ZTALMY as of December 31, 2021. We had no allowance for doubtful accounts as of December 31, 2022 or 2021. An allowance for doubtful accounts is determined based on our assessment of the credit worthiness and financial condition of our customer, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. We have one customer, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients. Payment terms for Orsini are 30 days from the shipment date.

Excluding net trade receivables, accounts receivable represents amounts due to us under the BARDA contract for valid expenditures expected to be reimbursed to us under the terms of the BARDA contract and current amounts due to us from Orion Corporation (Orion) under the collaboration agreement (Note 11).

Inventory

Inventories are recorded using actual costs and may consist of raw materials (ganaxolone API), work in process and finished goods. We began capitalizing inventory related to ZTALMY subsequent to the March 2022 FDA approval of ZTALMY, as the related costs were expected to be recoverable through the commercialization and subsequent sale of ZTALMY. Prior to FDA approval of ZTALMY, costs estimated at approximately $2 million for commercially saleable product and materials were incurred and included in research and development expenses. As a result, cost of product revenues related to ZTALMY will initially reflect a lower average per unit cost of materials into approximately the first half of 2024, as previously expensed inventory is utilized for commercial production and sold to customers.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally represent payments made for goods or services to be received within one year, and are expensed as the related benefit is received.

Property and Equipment

Property and equipment consist of laboratory and office equipment and are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. We estimate a life of three years for computer equipment, including software, five years for office equipment and furniture, five to fifteen years for laboratory equipment, and the lesser of the lease term or useful life for leasehold improvements. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amount an impairment loss would be recognized if the carrying value of the asset exceeded its fair value. Fair value is generally determined using discounted cash flows.

Other Assets

Other assets generally represent noncurrent capitalized contract costs, our noncurrent right-of-use asset related to our operating lease and assets held for sale or placed into storage.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2022 and 2021, we have concluded that a full valuation allowance is necessary for our net deferred tax assets. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

The Tax Cuts and Jobs Act passed in 2017 included a provision which would require taxpayers to capitalize and amortize U.S.-based research & experimentation (R&E) expenses over a period of five years and non-U.S. R&E expenses over 15 years effective for tax years beginning after December 31, 2021 pursuant to Internal Revenue Code Section 174. As a result of the capitalization of R&E expenses, income generated from the sale of the PRV, and limitations related to the utilization of state net operating losses, we have a current income tax expense for the year ended December 31, 2022 attributable to state income taxes. We do not have a federal income tax liability for the year ended December 31, 2022 due to the utilization of Net Operating Losses (NOLs) after taking into consideration Internal Revenue Code Section 382 limitations related to changes in ownership.

Debt Issuance Costs

Debt issuance costs incurred in connection with our note payable (Note 9) and revenue interest financing payable (Note 10) are amortized to interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization are deducted from the carrying value of the related debt.

Contract Liabilities, net

When consideration is received, or such consideration is unconditionally due, from a customer prior to completing our performance obligation to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities expected to be recognized as revenue or a reduction of expense within the 12 months following the balance sheet date are classified as current liabilities. Contract liabilities not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term liabilities. In accordance with ASC 210-20, our contract liabilities are partially offset by our contract assets for the year ended December 31, 2022, as further discussed in Note 11. For the year ended December 31, 2021, our contract liability was offset by our contract asset.

Liability Related to Revenue Interest Financing and Non-Cash Interest Expense

In October 2022, we recognized a liability related to the Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (Sagard) under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by us from Sagard pursuant to the terms of the Revenue Interest Financing Agreement were

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded as a liability and will be accreted under the effective interest method upon the estimated amount of future royalty payments to be made pursuant to the Revenue Interest Financing Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future product revenue to be generated over the life of the Revenue Interest Financing Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

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

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We have one customer, Orsini, which is a specialty pharmacy that dispenses ZTALMY directly to patients. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Clinical Trial Expenses

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2022 and 2021 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials. For the year ended December 31, 2022, our accrued clinical trial expenses were $5.7 million, and our prepaid clinical expenses were $3.9 million, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock-based awards in the statements of operations. For stock options issued to employees, non-employees and members of our board of directors for their services on our board of directors, we estimate the grant-date fair value of options using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For restricted stock awards, the grant date fair value is determined by the closing market price of our common stock on the date of grant. For awards subject to time-based vesting, we recognize stock-based compensation expense, on a straight-line basis over the requisite service period, which is generally the vesting term of the award. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense when it is probable that the performance condition will be achieved. We recognize forfeitures as they occur in accordance with the guidance in ASC Topic 718.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Year ended December 31,
	2022	2021
Basic and diluted net loss per share of common stock:
Net loss applicable to common stockholders	$(19,816)	$(98,776)
Weighted average shares of common stock outstanding	39,072,599	36,697,171
Net loss per share of common stock—basic and diluted	$(0.51)	$(2.69)

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities (common stock equivalents) have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Year Ended
	December 31,
	2022	2021
Convertible preferred stock	860,000	915,000
Restricted stock awards and restricted stock units	671,976	26,025
Stock options	5,730,219	4,738,855
	7,262,195	5,679,880

The pre-funded warrants to purchase common shares issued in connection with the November 2022 offering are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and is virtually assured. The pre-funded warrants are more fully described in Note 7. The convertible preferred stock meets the definition of a participating security; however, the holders are not obligated to share in our losses.  As of December 31, 2022 and 2021, we had no other potentially dilutive securities.

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of December 31, 2022 and 2021, all of our financial assets and liabilities were classified as Level 1 valuations.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets
Cash	$10,569	$—	$—	$10,569
Money market funds (cash equivalents)	229,982	—	—	229,982
Total assets	$240,551	$—	$—	$240,551
December 31, 2021
Assets
Cash	$2,360	$—	$—	$2,360
Money market funds (cash equivalents)	120,567	—	—	120,567
Total assets	$122,927	$—	$—	$122,927

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Laboratory equipment	$4,277	$2,565
Leasehold improvements	899	899
Office furniture and equipment	514	429
Total property and equipment	5,690	3,893
Less: accumulated depreciation	(1,454)	(1,394)
Total property and equipment, net	$4,236	$2,499

Depreciation expense was $0.3 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. In 2022 and 2021, we determined certain of our laboratory equipment was not required and held for sale or placed into storage, and as a result, write-downs of net equipment of approximately $0.8 million and $0.2 million, respectively, were recorded as a loss and included in Other (expense) income, net on the consolidated statement of operations for the years ended December 31, 2022 and 2021. We had assets held for sale of approximately $0.7 million and $0.3 million as of December 31, 2022 and 2021, respectively, included in other long-term assets.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Payroll and related costs	$7,061	$5,830
Clinical trials and drug development	5,725	8,217
Professional fees	1,417	1,311
Accrued tax provision	2,445	—
Third-party commercial expenses	1,880	—
Short-term lease liabilities	637	556
Other	371	293
Total accrued expenses	$19,536	$16,207

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Leases

We have entered into one operating lease for real estate. This lease has a term of 78 months, and includes renewal terms which can extend the lease term by 60 months, which is included in the lease term when it is reasonably certain that we will exercise the option.  As of December 31, 2022, our operating lease had a weighted average remaining lease term of 33 months. The right-of-use (ROU) asset is included in "Other assets" on our balance sheets as of December 31, 2022 and 2021, and represents our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Accrued expenses" and "Other long-term liabilities" on our balance sheets as of December 31, 2022 and 2021. The ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of December 31, 2022 and 2021, the ROU asset was $1.3 million and $1.7 million, respectively, and operating lease liabilities were $2.0 million and $2.5 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During each of the years ended December 31, 2022 and 2021, we recognized $0.6 million in total lease costs, which included less than $0.1 million in short-term lease costs related to short-term operating leases in each year.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of December 31, 2022 and 2021, we have not recognized any impairment losses for our ROU assets.

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$823
2024	840
2025	642
Thereafter	—
2,305
Less: imputed interest	(327)
Total lease liabilities	$1,978

Current operating lease liabilities	$637
Non-current operating lease liabilities	1,341
Total lease liabilities	$1,978

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of December 31, 2022, 577 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of December 31, 2022, 3,755,239 options to purchase shares of common stock and 671,976 restricted shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 975,646 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2023, the shares of common stock available for future grants under the 2014 Plan was increased to 2,995,756.

In addition, during the years ended December 31, 2022 and 2021, we granted 788,885 and 772,117 options, respectively, to purchase shares of common stock outside of our 2014 Plan as inducement grants material to new employees entering into employment agreements with us pursuant to Nasdaq Listing Rule 5635(c)(4). The amount, terms of grants, and exercisability provisions of these grants are determined and set by our board of directors, and are largely consistent with the terms and exercisability provisions of grants under our 2014 Plan.

Stock Options

Total compensation cost recognized for all stock option awards in the statements of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$4,740	$4,482
Selling, general and administrative	8,429	9,106
Total	$13,169	$13,588

Options issued under both the 2005 Plan and 2014 Plan and the inducement grants have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occurs over a period of not greater than four years. A summary of stock option activity for the years ended December 31, 2022 and 2021 is presented below (in thousands, except share and per share amounts):

		Weighted‑
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding—December 31, 2020	3,507,638	$12.64
Granted	1,868,066	13.49
Exercised	(176,194)	6.80
Forfeited	(225,726)	11.85
Expired	(234,929)	32.81
Outstanding—December 31, 2021	4,738,855	$12.23
Granted	2,026,981	8.77
Exercised	(238,312)	7.52
Forfeited	(415,816)	10.49
Expired	(381,489)	14.61
Outstanding—December 31, 2022	5,730,219	$10.87	$—

Exercisable—December 31, 2022	3,371,063	$11.46	$—

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2022 is 7.6 years and 6.8 years, respectively.

Intrinsic value in the table above was determined by calculating the difference between the market value of our common stock on the last trading day of 2022 of $3.98 per share and the exercise price, for any in-the-money options. There were no outstanding or exercisable in-the-money stock options as of December 31, 2022.

The weighted-average grant date fair value of options granted was $7.00 and $11.54 per share in 2022 and 2021, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following ranges of weighted-average assumptions:

	2022				2021
Expected stock price volatility	103	-	116%		115	-	124%
Expected term of options	5.7	-	6.5	years	5.0	-	6.1	years
Risk‑free interest rate	1.65	-	4.46%		0.44	-	1.33%
Expected annual dividend yield			0%				0%

The weighted-average valuation assumptions were determined as follows:

●	Expected stock price volatility: The expected volatility is based on historical volatility of our stock price.
●	Expected term of options: We estimated the expected term of our stock options with service-based vesting using the “simplified” method, as prescribed in SAB No. 107, whereby the expected life equals the average of the vesting tranches and the original contractual term of the option due to our lack of sufficient historical data.
●	Risk-free interest rate: We base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Expected annual dividend yield: The estimated annual dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.

As of December 31, 2022, there was $19.0 million of total unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over the next four years as follows, in thousands:

2023	$10,054
2024	6,627
2025	1,974
2026	316
$18,971

Restricted Stock

All issued and outstanding restricted shares of common stock are time-based and become vested within two years after the grant date, pursuant to the 2014 Plan. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant. As of December 31, 2022, we had 7,500 restricted shares of common stock outstanding.

During the year ended December 31, 2022, we granted 809,028 restricted share units, which vest within four years of the grant date, pursuant to the 2014 Plan. As of December 31, 2022, we had 664,476 restricted stock units outstanding.

A summary of activity for the years ended December 31, 2022 and 2021 is presented below:

		Weighted‑average
		Grant Date
	Shares	Fair Value per Share
Outstanding—December 31, 2020	24,625	$11.41
Granted	18,400	13.48
Vested	(17,000)	12.93
Outstanding—December 31, 2021	26,025	12.75
Granted	809,028	8.49
Vested	(37,450)	11.19
Forfeited	(125,627)	9.04
Outstanding—December 31, 2022	671,976	$8.39

As of December 31, 2022, there was $4.2 million in unrecognized compensation cost related to unvested restricted stock and restricted stock units.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total compensation cost recognized for all restricted stock awards and restricted stock units in the statements of operations for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Research and development	$624	$3
Selling, general and administrative	1,097	276
Total	$1,721	$279

Stock Issued in Connection with Ovid License Agreement

On March 29, 2022, pursuant to an exclusive patent license agreement with Ovid Therapeutics Inc. (Ovid), we issued 123,255 shares of our common stock to Ovid. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (Securities Act) provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder as sales by an issuer not involving any public offering (see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). The fair value of these shares is reflected in operating expenses for the year ended December 31, 2022.

Underwritten Public Offering

In connection with an underwritten public offering in November 2022 and the closing of the related exercise of the underwriters’ option in December 2022, we issued a total of 12,421,053 shares of common stock and 2,105,264 pre-funded warrants resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and fees, of $64.5 million. The exercise price and the number of Common Shares issuable upon exercise of each Pre-Funded Warrant (the Warrant Shares) are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Shares as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Pre-funded Warrants are exercisable at any time, will not expire and are exercisable in cash or by means of a cashless exercise.

A holder of Pre-funded Warrants may not exercise such Pre-funded Warrants if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of Common Shares outstanding immediately after giving effect to such exercise. A holder of Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

8. Convertible Preferred Stock

Concurrent with a 2019 public offering, we entered into a Securities Purchase Agreement (Purchase Agreement), by and among us and the investors listed therein. Pursuant to the terms of the Purchase Agreement, we sold to the investors an aggregate of 30,000 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock), at a per share price of $1,000 in a private placement (Private Placement), and received net proceeds of $28.2 million, after deducting underwriting discounts and commissions of $1.8 million. Each share of Series A Preferred Stock is convertible into 200 shares of common stock, reflecting a conversion price equal to $5.00 per share, subject to customary anti-dilution adjustments.

During the year ended December 31, 2022, 275 shares of our Series A Preferred Stock converted into 55,000 shares of our common stock, pursuant to the terms of the Purchase Agreement. During the year ended December 31, 2021, 178 shares of our Series A Preferred Stock converted into 35,600 shares of our common stock, pursuant to the

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms of the Purchase Agreement. As of December 31, 2022, 4,300 shares of our Series A Preferred Stock remained outstanding, convertible into 860,000 shares of our common stock.

The holders of the Series A Preferred Stock have the right to receive discretionary dividends paid to common shareholders. Except as required by law, the Series A Preferred Stock is non-voting stock. The holders of the Series A Preferred Stock each have a beneficial ownership limitation of 9.99% of total outstanding shares of common stock, including an option for the holder to increase this percentage to 19.99%.

9. Notes Payable

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022 and October 28, 2022 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $100.0 million, available to us in four tranches (collectively, the Term Loans).

Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans); upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in CDD in September 2021, we borrowed $30.0 million of tranche A-2 term loans from the Lenders (Tranche A-2 Term Loans); and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment to extend the commitment date for the tranche C term loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. Also in May 2022, we delivered to Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. In October 2022, we entered into an amendment to, among other things, allow for the consummation of the Revenue Interest Financing Agreement with Sagard and the transactions thereunder. In addition, the Credit Agreement Amendment increases the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%. Under the terms of the Credit Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $25.0 million in term loans subject to certain milestone events, as follows:

●	Through December 31, 2023, $25.0 million of tranche C term loans will be available for draw if we complete one or more financings (including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty, or a sublicense) resulting in gross proceeds to us of at least $40.0 million and net proceeds to us of at least $36.0 million (Qualified Financing Condition). However, the availability of this tranche is also subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials.

We satisfied the Qualified Financing Condition in connection with our November 2022 underwritten public offering, however, if we are unable to satisfy the remaining condition, we would not be able to draw down the remaining tranche of loans and may not be able to obtain alternative financing on commercially reasonable terms or at all. In addition, the Credit Agreement contains a minimum liquidity covenant that requires us to maintain cash and cash equivalents of at least $15.0 million from the funding date of the tranche B term loans until the maturity of the Term Loans.

The Term Loans will be guaranteed by certain of our future subsidiaries (Guarantors). Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the Guarantors.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At the time of borrowing any tranche of the Term Loans, we are required to pay an upfront fee of 2.0% of the aggregate principal amount borrowed at that time. In addition, a commitment fee of 75 basis points per annum began to accrue on each of the tranche B, C, and D commitments for the period beginning 120 days after the funding date of the tranche A-2 term loans and continued until the applicable tranche was either funded or terminated, at which time the related commitment fees were due. The Tranche A-2 Term Loans were funded on September 27, 2021, and as such, we began accruing the commitment fees for tranche B, C, and D Term Loans 120 days later, on January 25, 2022. We drew down the additional $30.0 million of Tranche B Term Loans in March 2022, and paid less than $0.1 million in commitment fees related to Tranche B Term Loans. The May 2022 amendment eliminated the commitment fees related to the Tranche C Term Loans, and separately, we terminated the Tranche D Term Loans in May 2022.

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

In addition, we are required to pay an exit fee in an amount equal to 2.67% of all principal repaid, whether as a mandatory prepayment, voluntary prepayment, or a scheduled repayment. Prior to the October 28, 2022 amendment to the Credit Agreement, the exit fee was 2.0%. The increase in the exit fee resulted in an additional $0.5 million of debt issuance costs that are classified as a contra-liability on the consolidated balance sheets and is being recognized as interest expense over the term of the loan using the effective interest method. In addition, we paid $0.2 million in fees, which were recorded as debt issuance costs for the year ended December 31, 2022.

In addition to the minimum liquidity covenant, we are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on its ability and its subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of December 31, 2022, we were in compliance with all covenants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2022, we recognized interest expense of $9.5 million, of which $7.9 million was cash interest paid on the Term Loans and $1.6 million was non-cash interest expense related to the amortization of debt issuance costs. For the year ended December 31, 2021, we recognized interest expense of $2.6 million, of which $2.0 million was cash interest paid on the Term Loans and $0.6 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of December 31, 2022 (in thousands):

Gross proceeds	$75,000
Contractual exit fee	2,003
Unamortized debt discount and issuance costs	(5,985)
Total	$71,018

The aggregate maturities of Notes payable as of December 31, 2022 are as follows (in thousands):

2023	$—
2024	11,250
2025	15,000
2026	48,750
Total	$75,000

10. Revenue Interest Financing Payable

On October 28, 2022 (Closing Date), we entered into a revenue interest financing agreement (Revenue Interest Financing Agreement) with Sagard Healthcare Royalty Partners, LP (Sagard) pursuant to which we received $32.5 million (Investment Amount) to provide funding for our development and commercialization of ganaxolone and related pharmaceutical products, including the commercial launch of ZTALMY, and for working capital and general administrative purposes.

In  exchange for the Investment Amount, we have agreed to make quarterly payments to Sagard (Payments) as follows: (i) for each calendar quarter from and after the Closing Date through and including the quarter ended June 30, 2026, an amount equal to 7.5% of (a) our U.S. net sales of ZTALMY and all other pharmaceutical products that contain ganaxolone (Net Sales), in each case with any dosage form, dosing regimen, or strength, or any improvements related thereto (collectively, Included Products) and (b) certain other payments received by us in connection with the manufacture, development and sale of the Included Products in the U.S. (Other Included Payments, and, together with

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Sales, Product Revenue); and (ii) for each calendar quarter following the calendar quarter ended June 30, 2026, an amount equal to (x) 15.0% of the first $100 million in annual Product Revenue of the Included Products and (y) 7.5% of annual Product Revenue of the Included Products in excess of $100 million.

The Payments are subject to a hard cap equal to 190% of the Investment Amount (Hard Cap) or $61.8 million. Sagard’s right to receive payments will terminate when Sagard has received payments in respect of the Included Products, including any additional payments described below, equal to the Hard Cap. Further, we have the right to make voluntary prepayments to Sagard, and such payments will be credited against the Hard Cap.

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

The obligations under the Revenue Interest Financing Agreement, including the Payments, will be guaranteed by certain of our future subsidiaries that are required to become a party thereto as guarantors (Guarantors).  Our obligations under the Revenue Interest Financing Agreement and the guarantee of such obligations are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Oaktree as administrative agent for the lenders under our credit agreement (as described below, the Credit Agreement), by a pledge of substantially all of our and the Guarantors’ assets that relate to, or are used or held for use for, the development, manufacture, use and/or commercialization of ZTALMY and all other pharmaceutical products that contain ganaxolone in the U.S., including the Product Revenue, pursuant to the terms of the Security Agreement dated as of the Closing Date by and among us, the Guarantors from time to time party thereto, and Sagard (Security Agreement).

At any time, we have the right, but not the obligation (Call Option), to repurchase all, but not less than all, of Sagard’s interest in the Payments at a repurchase price (Put/Call Price) equal to: (a) on or before the third anniversary of the Closing Date, 160% of the Investment Amount; (b) after the third anniversary but on or prior to the fourth anniversary of the Closing Date, 180% of the Investment Amount; and (c) after the fourth anniversary of the Closing Date, 190% of the Investment Amount, in each case, less the aggregate of all of our payments in respect of the Payments made to Sagard prior to such date.

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

In connection with the Revenue Interest Financing Agreement, on the Closing Date, we entered into the Credit Agreement Amendment with Oaktree which is fully described in Note 9.

Issuance costs pursuant to the Revenue Interest Financing Agreement consisted primarily of advisory and legal fees and totaled $2.6 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the year ended December 31, 2022, we estimated an effective annual interest rate of approximately 19%. Over the course of the Revenue Interest Financing Agreement, the actual interest rate will be affected by the amount and timing of net ZTALMY revenue recognized and changes in the timing of forecasted net ZTALMY revenue. On a quarterly basis, we will reassess the expected timing of the net ZTALMY revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of the Revenue Interest Financing Agreement for the year ended December 31, 2022 (in thousands):

Revenue Interest Financing Agreement upon October 2022 closing	$32,500
Issuance costs	(2,579)
Non-cash interest expense	956
Amortization of debt discount	42
Payments made in the year ended December 31, 2022	(42)
Balance at December 31, 2022	$30,877

Current portion of revenue interest financing liability	1,020
Long-term portion of revenue interest financing liability	$29,857

11. License and Collaboration Revenue

Orion Collaboration Agreement

In July 2021, we entered into a collaboration agreement (Orion Collaboration Agreement) with Orion. The Orion Collaboration Agreement falls under the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, we analogize to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the consolidated statements of operations.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At contract inception, we determined that the non-refundable portion of the upfront payment plus the research and development reimbursement constitutes the transaction price as of the outset of the Orion Collaboration Agreement. The refundable portion of the upfront payment and the future potential regulatory and development milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts had not yet been resolved. During the year ended December 31, 2022, the refundable portion of the upfront payment was determined to be included in the transaction price as the final genotoxicity study on the M2 metabolite of ganaxolone was received as described above. The achievement of the future potential milestones is not within our control and is subject to certain research and development success and therefore carry significant uncertainty. We will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, we will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur since those payments relate primarily to the License, which was delivered by us to Orion upon entering into the Orion Collaboration Agreement. We recorded $12.7 million of the $21.2 million refundable portion of the upfront payment as collaboration revenue in the year ended December 31, 2022, which, along with the transaction price allocation, relieved the refund liability reported at December 31, 2021.

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

As of the agreement date in July 2021, we allocated the transaction price to the performance obligations as described below and recorded the $9.0 million transaction price associated with the License as Revenue. During 2021, we amortized $0.1 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to transaction price resulted in a total contract liability of $6.6 million at December 31, 2021. In accordance with ASC 210-20, the contract liability of $6.6 million is offset by a contract asset of $7.2 million related to the reimbursement of research and development costs, resulting in a net Contract asset of $0.6 million at December 31, 2021.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction Price and Net Contract Asset at December 31, 2021 (in thousands):

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of December 31, 2021	Liability
License	$8,987	$8,987	$-
Development and Regulatory Services	2,787	106	2,681
Supply of Licensed Product	3,943	-	3,943
	$15,717	$9,093	6,624

Less Total Contract Asset			7,181
Net Contract Asset			$557

During the year ended December 31, 2022, the refundable portion of the upfront payment was determined to be included in the transaction price as the final genotoxicity study on the M2 metabolite of ganaxolone was received as described above. As such, the refundable portion of the upfront payment of €18.8 million ($21.2 million) was allocated to the purchase price as shown below, resulting in a total purchase price of $37.9 million. Of the $21.2 million refundable portion of the upfront payment, we recorded $12.7 million of collaboration revenue in the year ended December 31, 2022. During the year ended December 31, 2022, we amortized $1.1 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total contract liability of $15.1 million at December 31, 2022. In accordance with ASC 210-20, the contract liability of $15.1 million is offset by a contract asset of $5.1 million related to the reimbursement of research and development costs, resulting in a net contract liability of $10.0 million at December 31, 2022.

Transaction Price and Net Contract Asset at December 31, 2022 (in thousands):

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of December 31, 2022	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	1,158	5,559
Supply of Licensed Product	9,503	-	9,503
	$37,880	$22,818	15,062

Less Total Contract Asset			5,079
Net Contract Liability			$9,983

In 2021, we incurred $2.0 million of incremental costs in obtaining the Orion Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $1.1 million of expense recorded to General and administrative expense commensurate with the recognition of the License performance obligation and $0.9 million recorded as capitalized contract costs, included in Other current assets and Other assets, which are being amortized as Development and Regulatory Services and Supply of License Product obligations are met. Cost of collaboration revenue of $1.5 million in the year ended December 31, 2021 represents a one-time fee paid to Purdue Neuroscience Company (Purdue) related to that certain license agreement entered into in September 2004, and subsequently amended and restated in May 2008, between us and Purdue, and was paid in conjunction with the Orion Collaboration Agreement.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We reevaluate the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjust the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Tenacia Collaboration Agreement

On November 16, 2022 (Effective Date), we entered into a Collaboration and Supply Agreement (Tenacia Collaboration Agreement) with Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia). The Tenacia Collaboration Agreement falls under the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, we analogize to ASC 606 for some aspects of this arrangement, including for the delivery of a good or service (i.e., a unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the consolidated statements of operations.

Under the terms of the Tenacia Collaboration Agreement, we granted Tenacia an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights to develop, commercialize and otherwise exploit certain products incorporating certain oral and intravenous formulations of our product candidate ganaxolone (Licensed Products) in Mainland China, Hong Kong, Macau and Taiwan (collectively, Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (Field), initially for the treatment of cyclin-dependent kinase-like 5 deficiency disorder, tuberous sclerosis complex and SE (including refractory and established SE) (collectively, the Initial Indications). The collaboration can be expanded to include additional indications and formulations of ganaxolone pursuant to a right of first negotiation.

Under the terms of the Tenacia Collaboration Agreement, Tenacia agreed to pay us an upfront cash payment of $10 million (the Upfront Fee) within forty-five (45) days after the Effective Date, which was paid in December 2022. In addition to the Upfront Fee, Tenacia has agreed to make cash payments to us upon the achievement of certain development, regulatory and sales-based milestones related to (i) the Initial Indications and (ii) the first new formulation or pro-drug of ganaxolone or any back-up compound of ganaxolone in a new indication (Selected Product) for which the parties amend the Collaboration Agreement in connection with Tenacia’s exercise of its right of first negotiation and for which there is no other Licensed Product approved in China (for clarity, the milestone payments under this clause (ii) will only apply to one Selected Product), up to an aggregate amount of $256 million. Of the milestones, $15 million relates to regulatory approvals with separate milestones related to each of oral and intravenous formulations and the Selected Product, and an aggregate of $241 million of sales-based milestones are connected to annual revenue thresholds specific to each of the oral, intravenous and Selected Product formulations of ganaxolone. Tenacia has further agreed to pay us tiered royalty payments based on annual net sales of Licensed Products ranging from the low double digits to the mid-teens for each of the oral formulation, intravenous formulation and Selected Product formulation of Licensed Products. Tenacia’s obligations to pay royalties to us with respect to sales of a Licensed Product in each particular jurisdiction of the Territory will commence on the date of first commercial sale in such jurisdiction and expire upon the latest of (i) ten years following the first commercial sale of such Licensed Product in such jurisdiction, (ii) the expiration of the last-to-expire valid claim of any licensed patent rights that covers such Licensed Product in such jurisdiction and (iii) the expiration of all regulatory exclusivities for such Licensed Product in such jurisdiction. Royalty payments are subject to reduction in specified circumstances as set forth in the Collaboration Agreement, including if net sales decrease by a certain percentage after the introduction of a generic product.

Tenacia will be primarily responsible for the development of Licensed Products in the Territory and regulatory interactions related thereto, including conducting and sponsoring clinical studies in the Field in the Territory to support regulatory filings in the Territory. All regulatory approvals filed by Tenacia in the Territory will be in the name of and owned by us unless otherwise required by applicable law, in which case such regulatory approvals would be in the name of and owned by Tenacia for the benefit of the us. We and Tenacia have agreed to enter into clinical and commercial supply agreements pursuant to which we will supply Tenacia with its requirements of Licensed Products necessary for

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tenacia to develop and commercialize Licensed Products in the Field in the Territory. The parties agreed to enter into the clinical supply agreement no later than ninety (90) days after the Effective Date and the commercial supply agreement no later than twelve (12) months prior to Tenacia’s good faith estimate of the date of first commercial sale of the Licensed Product. The parties agreed that the commercial supply agreement would include a commercial supply price adjustment mechanism pursuant to the terms set forth in the Collaboration Agreement. The supply agreements are also expected to contain delivery, acceptance, payment, termination, forecasting, and other terms consistent with the Collaboration Agreement, as well as certain quality assurance, indemnification, liability and other standard industry terms. Tenacia will be responsible for, at Tenacia’s sole cost and expense, obtaining regulatory approval and commercializing the Licensed Product in the Field in Mainland China.

The term of the Collaboration Agreement extends for so long as royalties are payable anywhere in the Territory. Subject to the terms of the Collaboration Agreement, (i) for a specified period of time after the Effective Date, Tenacia may terminate the Collaboration Agreement in its entirety for any or no reason upon written notice to us, and (ii) either party may terminate the Collaboration Agreement for the other party’s material breach following a cure period or insolvency.

In accordance with the guidance, we identified the following commitments under the arrangement: (i) grant to Tenacia the exclusive rights to develop, commercialize and otherwise exploit Licensed Product in the Field in the Territory (License) and (ii) requirement to supply Tenacia with the Licensed Product at an agreed upon price (Supply of Licensed Product). We determined that these two commitments represent distinct performance obligations for purposes of recognizing revenue or reducing expense, which it will recognize such revenue or expense, as applicable, as it fulfills these performance obligations.

The transaction price was allocated to the two performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the Supply of Licensed Product was estimated using the expected cost-plus margin approach.

As of the agreement date in November 2022, we allocated the transaction price to the performance obligations as described below and recorded the $3.0 million transaction price associated with the License as revenue for the year ended December 31, 2022. This reduction to the transaction price resulted in a total contract liability of $7.0 million at December 31, 2022.

Transaction Price and Net Contract Liability at December 31, 2022:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of December 31, 2022	Liability
License	$2,998	$2,998	$-
Supply of Licensed Product	7,002	-	7,002
Net Contract Liability	$10,000	$2,998	7,002

Less Total Contract Asset			700
Net Contract Liability			$6,302

We incurred $1.0 million of incremental costs in obtaining the Tenacia Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $0.1 million of expense recorded to General and administrative expense and $0.2 million recorded to cost of collaboration revenue,

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commensurate with the recognition of the License performance obligation, and $0.7 million recorded as capitalized contract costs, which will be amortized as Supply of License Product obligations are met.

We reevaluate the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjust the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

12. Commitments and Contingencies

Employee Benefit Plan

We maintain a Section 401(k) retirement plan for all employees. The plan allows employees to make contributions up to a specified percentage of their compensation, subject to maximum amounts allowed under law. On January 1, 2021, we began contributing 3% of compensation to each employee’s 401(k) retirement account. We contributed $1.0 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. We also can make discretionary profit sharing contributions, which would vest over a period of four years from each employee’s commencement of employment with us. We have not made any discretionary contributions.

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

ZTALMY, our first approved product, was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients 2 years of age and older and became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We recorded net U.S. product revenue related to ZTALMY of $2.9 million in the year ended December 31, 2022. We paid royalty fees to Purdue in connection with the net product sales of ZTALMY in the year ended December 31, 2022. These fees were recorded as cost of product revenue in the year ended December 31, 2022.

In connection with the November 2022 execution of the Tenacia Collaboration Agreement, we paid to Purdue a portion of the upfront payment we received from Tenacia pursuant to the Purdue license agreement, a portion of which was recorded as a contract asset and a portion of which was recorded as cost of collaboration revenue for the year ended December 31, 2022. Details of the Tenacia Collaboration Agreement are more fully described in Note 11.

In March 2022, we entered into an exclusive patent license agreement (License Agreement) with Ovid Therapeutics Inc. (Ovid). Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of,

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and be owned solely by, us. We were required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock was exercisable within the five-business day period following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 24, 2022. On March 29, 2022, we issued 123,255 shares of our common stock to Ovid, per Ovid’s option in accordance with the License Agreement. As such, we recorded $1.2 million of IP license fee expenses related to the Ovid License Agreement in the year ended December 31, 2022. The License Agreement also provides for payment of royalties by us to Ovid in the low single digits on net sales by us, our affiliates and sublicensees, of Licensed Products in the Field in the Territory and are recorded as cost of product revenue. Such royalties are subject to reduction in the event of generic competition in accordance with the License Agreement. We may terminate the License Agreement at any time without cause on thirty days’ prior written notice. Either party may terminate the License Agreement for the other party’s material breach or insolvency subject to certain cure periods. Also, Ovid has the right to terminate the License Agreement if there has not been a first commercial sale of any Licensed Products in the Field in the Territory on or before June 30, 2025. In the event of termination, all licenses granted under the License Agreement will terminate.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

Income tax expense by jurisdiction as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current
U.S. State	$2,445	—
Foreign	944	—
Total current	3,389	—
Deferred	—	—
Provision for income taxes	$3,389	$—

Loss before income taxes is allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
U.S. operations	$16,427	$98,776
Foreign operations	—	—
Loss before income taxes	$16,427	$98,776

As of December 31, 2022 and 2021, we had approximately $233.5 million and $303.3 million, respectively, of net operating loss (NOL) carry forwards available to offset future federal taxable income, $79.5 million of which will expire beginning in 2029, and the remaining amount can be carried forward indefinitely. As of December 31, 2022 and 2021, we had approximately $204.6 million and $253.0 million, respectively, of NOL carry forwards available to offset future state taxable income that will expire beginning in 2024. As of December 31, 2022, we also have federal research and development credit carryovers of approximately $30.2 million and state credit carryovers of approximately $0.4 million, which expire beginning in 2023.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards are subject to an annual limitation due to certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. This limits the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. In addition, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2022	2021
Gross deferred tax assets:
Net operating loss carryforwards	$58,056	$81,719
Accrued expenses	124	272
Amortization of intangible	454	251
Stock‑based compensation	8,091	5,944
Research and development and other credits and other carryforwards	30,627	16,162
Lease liability	440	610
Capitalized research and development expenses	22,382	11,437
Royalty/ Deferred Revenue	3,781	—
Capital Loss	94	6
Other	64	3
Total gross deferred tax assets	$124,113	$116,404
Gross deferred tax liabilities:
ROU Asset	(291)	(399)
Depreciation	(224)	(99)
Unrealized income	(192)	(212)
Total gross deferred tax liabilities	(707)	(710)
Net deferred tax assets	123,406	115,694
Less: valuation allowance	(123,406)	(115,694)
Net deferred tax assets after valuation allowance	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2022 and 2021. The valuation allowance increased by $7.7 million and $23.6 million during the years ended December 31, 2022 and 2021, respectively. The increase for the year ended December 31, 2022 was due primarily to our increase in research and development credits and capitalized research and development expenses, partially offset by a decrease in net operating losses. The increase for the year ended December 31, 2021 was due primarily to our increase in net operating loss carryovers and an increase in tax attributes.

We did not have unrecognized tax benefits as of December 31, 2022 and 2021, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in income tax expense. We did not have uncertain tax positions as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, we had not accrued interest or penalties related to any uncertain tax positions.

The Tax Cuts and Jobs Act passed in 2017 included a provision which would require taxpayers to capitalize and amortize U.S.-based research & experimentation (R&E) expenses over a period of five years and non-U.S. R&E

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses over 15 years effective for tax years beginning after December 31, 2021 pursuant to Internal Revenue Code Section 174. As a result of the capitalization of R&E expenses, income generated from the sale of the PRV, and limitations related to the utilization of state net operating losses, we have a current income tax expense of $2.4 million for the year ended December 31, 2022 attributable to state income taxes. We do not have a federal income tax liability for the year ended December 31, 2022 due to the utilization of our NOLs after taking into account Internal Revenue Code Section 382 limitations related to changes in ownership. Also included in our current income tax expense for the year ended December 31, 2022 is $0.9 million of China withholding tax incurred in connection with the Tenacia collaboration agreement.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2022	2021
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	(2.6)	(0.7)
State income tax, net of federal benefit	(9.0)	2.2
R&D tax credits	88.1	4.3
Change in state apportionment	(59.5)	(2.8)
Foreign withholding tax	(5.7)	—
Change in valuation allowance	(47.0)	(24.0)
Other	(5.9)	—
Effective income tax rate	(20.6)%	0.0%

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

We file income tax returns in the U.S. and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2021. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.