Form 10-Q
period 2023-03-31
MARINUS PHARMACEUTICALS, INC.
filed 2023-05-11
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒	Smaller reporting company	☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 8, 2023, was: 50,547,986.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$146,904	$240,551
Short-term investments	52,297	—
Accounts receivable, net	11,693	6,348
Inventory	37	77
Prepaid expenses and other current assets	9,064	5,402
Total current assets	219,995	252,378
Property and equipment, net	4,037	4,236
Other assets	2,785	2,904
Total assets	$226,817	$259,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,466	$4,461
Current portion of revenue interest financing payable	1,321	1,020
Accrued expenses	15,727	19,536
Total current liabilities	21,514	25,017
Notes payable, net of deferred financing costs	71,498	71,018
Revenue interest financing payable, net of deferred financing costs	30,893	29,857
Contract liabilities, net	16,416	16,285
Other long-term liabilities	1,411	1,341
Total liabilities	141,732	143,518
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, 4,300 shares issued and outstanding at March 31, 2023 and December 31, 2022	4,043	4,043
Common stock, $0.001 par value; 150,000,000 shares authorized, 49,672,424 issued and 49,665,117 outstanding at March 31, 2023 and 49,650,074 issued and 49,642,767 outstanding at December 31, 2022	50	50
Additional paid-in capital	546,169	542,428
Treasury stock at cost, 7,307 shares at March 31, 2023 and December 31, 2022	—	—
Accumulated other comprehensive income	74	—
Accumulated deficit	(465,251)	(430,521)
Total stockholders’ equity	85,085	116,000
Total liabilities and stockholders’ equity	$226,817	$259,518

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue:
Product revenue, net	$3,332	$—
Federal contract revenue	7,048	1,513
Collaboration revenue	—	12,673
Total revenue	10,380	14,186

Expenses:
Research and development	27,933	17,991
Selling, general and administrative	15,204	11,737
Cost of product revenue	206	—
Cost of IP license fee	—	1,169
Total expenses	43,343	30,897
Loss from operations	(32,963)	(16,711)
Interest income	2,343	12
Interest expense	(4,147)	(1,692)
Other income (expense), net	37	(970)
Net loss applicable to common stockholders	$(34,730)	$(19,361)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.67)	$(0.52)
Basic and diluted weighted average shares outstanding	51,769,685	36,890,568
Other comprehensive income:
Unrealized gain on available-for-sale securities	74	—
Total comprehensive loss	$(34,656)	$(19,361)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(34,730)	$(19,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	85
Amortization of debt issuance costs	480	282
Accretion of revenue interest financing debt	1,440	—
Amortization of discount on short-term investments	(228)	—
Stock-based compensation expense	3,741	3,378
Amortization of net contract asset/liability	(413)	(375)
Noncash lease expense	53	80
Noncash lease liability	96	69
Write off of fixed assets	62	61
Issuance of common stock for cost of license agreement	—	1,169
Unrealized loss on foreign currency transactions	—	930
Changes in operating assets and liabilities:
Refund liability	—	(22,163)
Net contract asset/liability	544	10,045
Prepaid expenses and other current assets, non-current assets, inventory and accounts receivable	(8,963)	(1,072)
Accounts payable and accrued expenses	(3,717)	(783)
Net cash used in operating activities	(41,478)	(27,655)
Cash flows from investing activities
Purchases of short-term investments	(51,995)	—
Purchases of property and equipment	—	(86)
Net cash used in investing activities	(51,995)	(86)
Cash flows from financing activities
Proceeds from exercise of stock options	—	1,733
Proceeds from notes payable, net of fees	—	29,400
Payments of revenue interesting financing debt	(174)	—
Net cash (used in) provided by financing activities	(174)	31,133
Net (decrease) increase in cash and cash equivalents	(93,647)	3,392
Cash and cash equivalents—beginning of period	240,551	122,927
Cash and cash equivalents—end of period	$146,904	$126,319
Supplemental disclosure of cash flow information
Unrealized gain on short-term investments	$74	$—
Debt issuance costs included in accrued expenses	$—	$563
Property and equipment in accrued expenses	$—	$205
Cash paid for interest during the period	$2,156	$—
Property and equipment in deposits placed in service	$—	$337

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2021	4,575	$4,302	36,790,254	$37	$459,852	7,307	$—	$—	$(410,705)	$53,486
Stock‑based compensation expense	—	—	—	—	3,378	—	—	—	—	3,378
Exercise of stock options	—	—	225,165	—	1,733	—	—	—	—	1,733
Issuance of stock related to IP license agreement with Ovid	—	—	123,255	—	1,169	—	—	—	—	1,169
Net loss	—	—	—	—	—	—	—	—	(19,361)	(19,361)
Balance, March 31, 2022	4,575	$4,302	37,138,674	$37	$466,132	7,307	$—	$—	$(430,066)	$40,405

Balance, December 31, 2022	4,300	$4,043	49,642,767	$50	$542,428	7,307	$—	—	$(430,521)	$116,000
Stock-based compensation expense	—	—	—	—	3,741	—	—	—	—	3,741
Net issuance of common stock in connection with the vesting of restricted stock	—	—	22,350	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	—	—	(34,730)	(34,730)
Balance, March 31, 2023	4,300	$4,043	49,665,117	$50	$546,169	7,307	$—	$74	$(465,251)	$85,085

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY (ganaxolone) oral suspension for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients 2 years of age and older. In June 2022, the U.S. Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V (CV) of the Controlled Substances Act (CSA), which rule became final on December 9, 2022. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We are developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of status epilepticus (SE). We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both acute in-hospital care and chronic at home-administration settings. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

COVID-19 affected our clinical operations and timelines. For example, our RAISE trial for refractory SE (RSE) is conducted in hospitals, primarily intensive care units in academic medical centers, which experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial. In May 2022, we resumed screening and recruitment for the RAISE trial. We now expect our interim analysis with top-line data readout for the RAISE trial to be available by the end of 2023.

Liquidity

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $34.7 million for the three months ended March 31, 2023. There is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone (in indications other than CDD in the U.S.) will require significant additional financing. Our accumulated deficit as of March 31, 2023 was $465.3 million, and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions or other sources, and revenues from product sales, if any. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the continued development and commercialization of ganaxolone.

Management’s operating plan, which underlies the analysis of our ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Marinus Pharmaceuticals, Inc. (a Delaware corporation) as well as the accounts of Marinus Pharmaceuticals Emerald Limited (an Ireland company incorporated in February 2021), a wholly owned subsidiary requiring consolidation. Marinus Pharmaceuticals Emerald Limited serves as a corporate presence in the European Union for regulatory purposes. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the U.S. (GAAP) for annual financial statements. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and accompanying notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

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

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We have two customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents over 99% of our ZTALMY revenue to date. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

Trade Discounts and Allowances. We provide an incentive prompt payment discount to Orsini as explicitly stated in the contract with Orsini. This discount is recorded as a reduction of ZTALMY revenue and accounts receivable in the period in which the related ZTALMY revenue is recognized. We estimate the amount of variable consideration for all discounts and allowances using the expected value method.

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

Government Rebates. We are subject to discount obligations under state Medicaid programs, Medicare, and the Tricare Retail Refund Program. We estimate reserves related to these discount programs and record these obligations in the same period the related revenue is recognized, resulting in a reduction of product revenue.

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

Short-term Investments

We classify our short-term investments as available-for-sale securities, which include U.S. government agency debt securities and U.S. treasury debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income within stockholders’ equity. All of our investments were short-term in nature as of March 31, 2023.

Accounts Receivable, net

Net trade receivables related to ZTALMY sales, which are recorded in net accounts receivable on the consolidated balance sheets, were approximately $1.4 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively. As of both March 31, 2023 and December 31, 2022, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on our assessment of the creditworthiness and financial condition of our customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Payment terms for Orsini are approximately 30 days from the shipment date.

Excluding net trade receivables, accounts receivable represents amounts due to us under the BARDA contract for valid expenditures expected to be reimbursed to us under the terms of the BARDA contract and current amounts due to us from Orion Corporation (Orion) under the collaboration agreement (Note 12).

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

Debt Issuance Costs

Debt issuance costs incurred in connection with Note payable (Note 10) and revenue interest financing payable (Note 11) are amortized to interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization, are deducted from the carrying value of the related debt.

Contract Liabilities, net

When consideration is received, or such consideration is unconditionally due, from a customer prior to completing our performance obligation to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities expected to be recognized as revenue or a reduction of expense within the 12 months following the balance sheet date are classified as current liabilities. Contract liabilities not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term liabilities. In accordance with ASC 210-20, our contract liabilities are partially offset by our contract assets as further discussed in Note 12.

Liability Related to Revenue Interest Financing and Non-Cash Interest Expense

In October 2022, we recognized a liability related to the Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (Sagard) under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds we received from Sagard pursuant to the terms of the Revenue Interest Financing Agreement were recorded as a liability and will be accreted under the effective interest method upon the estimated amount of future royalty payments to be made pursuant to the Revenue Interest Financing Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future product revenue to be generated over the life of the Revenue Interest Financing Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

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

3. Cash, Cash Equivalents and Short-Term Investments

As of March 31, 2023, our cash and cash equivalents included $1.1 million of cash accounts in banking institutions and $145.8 million in money market funds. As of December 31, 2022, our cash and cash equivalents included $10.6 million of cash accounts in banking institutions and $230.0 million in money market funds. Our cash and cash equivalents are maintained in federally insured financial institutions in excess of the federally insured limit.

The following table provides details regarding our portfolio of short-term investments (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
U.S. Treasury securities	$39,004	$67	$—	$39,071
U.S. Government Agency securities	13,219	7	—	13,226
Total	$52,223	$74	$—	$52,297

We did not have any short-term investments as of December 31, 2022.

4. Fair Value Measurements

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of March 31, 2022, all of our financial assets and liabilities were classified as Level 1 or Level 2 valuations. As of December 31, 2022, all of our financial assets and liabilities were classified as Level 1 valuations.

We estimate the fair values of our financial instruments categorized as Level 2 in the fair value hierarchy, including U.S. Treasury securities and U.S. Government Agency securities, by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and do not adjust the prices obtained from the pricing service.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets
Cash	$1,096	$—	$—	$1,096
Money market funds (cash equivalents)	145,808	—	—	145,808
U.S. Treasury securities	—	39,071	—	39,071
U.S. Government Agency securities	—	13,226	—	13,226
Total assets	$146,904	$52,297	$—	$199,201
December 31, 2022
Assets
Cash	$10,569	$—	$—	$10,569
Money market funds (cash equivalents)	229,982	—	—	229,982
Total assets	$240,551	$—	$—	$240,551

5. Inventory

Inventories are stated at actual costs and consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$—	$—
Work in process	—	—
Finished goods	37	77
Total Inventories	$37	$77

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Payroll and related costs	$3,458	$7,061
Clinical trials and drug development	6,011	5,725
Professional fees	898	1,417
Accrued tax provision	2,445	2,445
Third-party commercial expenses	1,747	1,880
Short-term lease liabilities	659	637
Other	509	371
Total accrued expenses	$15,727	$19,536

7. Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation.

The pre-funded warrants to purchase common stock issued in connection with the November 2022 offering are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and is virtually assured. The pre-funded warrants are more fully described in Note 8. The convertible preferred stock meets the definition of a participating security; however, the holders are not obligated to share in our losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Convertible preferred stock	860,000	915,000
Restricted stock awards and restricted stock units	1,542,115	541,670
Stock options	7,143,397	5,654,024
	9,545,512	7,110,694

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of March 31, 2023, 577 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of March 31, 2023, 5,145,379 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 713,127 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2023, the shares of common stock available for future grants under the 2014 Plan was increased to 2,995,756.

Stock Options

There were 7,143,397 stock options outstanding as of March 31, 2023 at a weighted average exercise price of $9.79 per share, including 1,997,441 stock options outstanding outside of the 2014 Plan, granted as inducements to new employees. During the three months ended March 31, 2023, 1,559,690 options were granted to employees and directors at a weighted average exercise price of $5.96 per share. Of the options granted, 1,467,590 options were granted pursuant to the 2014 Plan and 92,100 were granted outside of the 2014 Plan as inducements for new employees.

Restricted Stock and Restricted Stock Units

All issued and outstanding restricted shares of common stock are time-based, and become vested within two years of the grant date, pursuant to the 2014 Plan. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant. As of March 31, 2023, we had 7,500 restricted shares of common stock outstanding.

During the three months ended March 31, 2023, we granted 921,596 restricted stock units, which vest within four years of the grant date, pursuant to the 2014 Plan. As of March 31, 2023, we had 1,534,615 restricted stock units outstanding.

Total compensation cost recognized for all stock options, restricted stock awards and restricted stock units in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$1,342	$1,278
Selling, general and administrative	2,399	2,100
Total	$3,741	$3,378

Preferred Stock

As of March 31, 2023, 4,300 shares of our Series A Convertible Preferred Stock (Preferred Stock) remained outstanding, convertible into 860,000 shares of our common stock. In the three months ended March 31, 2023, there were no conversions of shares of our Preferred Stock into shares of our common stock.

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

Underwritten Public Offering

In connection with an underwritten public offering in November 2022 and the closing of the related exercise of the underwriters’ option in December 2022, we issued a total of 12,421,053 shares of common stock and 2,105,264 pre-funded warrants (the Pre-funded Warrants) resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and fees, of $64.5 million. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-funded Warrant (the Warrant Shares) are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Pre-funded Warrants are exercisable at any time, will not expire and are exercisable in cash or by means of a cashless exercise. A holder of Pre-funded Warrants may not exercise such Pre-funded Warrants if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

9. Leases

We have entered into one operating lease for real estate. This lease has a term of 78 months, and includes renewal terms which can extend the lease term by 60 months , which we include in the lease term when it is reasonably certain that we will exercise the option.  As of March 31, 2023, our operating lease had a remaining lease term of 30 months.  The right-of-use (ROU) asset is included in “Other assets” on our interim consolidated balance sheets as of both March 31, 2023 and December 31, 2022, and represents our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in both “Accrued expenses” and “Other long-term liabilities” on our interim consolidated balance sheets as of both March 31, 2023 and December 31, 2022. The ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received.  The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of March 31, 2023 and December 31, 2022, ROU assets were $1.2 million and $1.3 million, respectively, and operating lease liabilities were $1.8 million and $2.0 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During each of the three months ended March 31, 2023 and 2022, we recognized $0.1 million in total lease costs, each of which included less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of both March 31, 2023 and December 31, 2022, we have not recognized any impairment losses for our ROU assets.

Maturities of operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Remaining nine months of 2023	$621
2024	840
2025	642
Thereafter	—
2,103
Less: imputed interest	(274)
Total lease liabilities	$1,829

Current operating lease liabilities	$659
Non-current operating lease liabilities	1,170
Total lease liabilities	$1,829

10. Notes Payable

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022 and October 28, 2022 (Credit Agreement) we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $100.0 million, available to us in four tranches (collectively, the Term Loans).

Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans); upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in CDD in September 2021 we borrowed $30.0 million of tranche A-2 term loans from the Lenders (Tranche A-2 Term Loans); and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment to extend the commitment date for the tranche C term loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. Also in May 2022, we delivered to Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. In October 2022, we entered into an amendment to, among other things, allow for the consummation of a revenue interest financing agreement (Revenue Interest Financing Agreement) with Sagard Health Royalty Partners (Sagard) and the transactions thereunder. In addition, the October 2022 amendment increased the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%. Under the terms of the Credit Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $25.0 million in term loans subject to the following milestone event:

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

We satisfied the Qualified Financing Condition in connection with our November 2022 underwritten public offering; however, if we are unable to satisfy the remaining condition, we will not be able to draw down the remaining tranche of loans and may not be able to obtain alternative financing on commercially reasonable terms or at all. In addition, the Credit Agreement contains a minimum liquidity covenant that requires us to maintain cash and cash equivalents of at least $15.0 million from the funding date of the Tranche B Term Loans until the maturity of the Term Loans.

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

We may prepay all or any portion of the Term Loans, and are required to make mandatory prepayments of the Term Loans from the proceeds of asset sales, casualty and condemnation events, and prohibited debt issuances, subject to certain exceptions. All mandatory and voluntary prepayments of the Term Loans are subject to prepayment premiums equal to (i) 4% of the principal prepaid plus a “make-whole” amount equal to the interest that would have accrued through May 11, 2023 if prepayment occurred on or before May 11, 2023, (ii) 4% of the principal prepaid if prepayment occurs after May 11, 2023 but on or before May 11, 2024, or (iii) 2% of the principal prepaid if prepayment occurs after May 11, 2024 but on or before May 11, 2025. If prepayment occurs after May 11, 2025, no prepayment premium is due.

We are also required to make mandatory prepayments of the Term Loans upon an event of default under the Credit Agreement resulting from the occurrence of a change of control.

In addition, we are required to pay an exit fee in an amount equal to 2.67% of all principal repaid, whether as a mandatory prepayment, voluntary prepayment, or a scheduled repayment. Prior to the October 2022 amendment to the Credit Agreement, the exit fee was 2.0%. The increase in the exit fee resulted in an additional $0.5 million of debt issuance costs that are classified as a contra-liability on the consolidated balance sheets and is being recognized as interest expense over the term of the loan using the effective interest method.

In addition to the minimum liquidity covenant, we are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of March 31, 2023, we were in compliance with all covenants.

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

For the three months ended March 31, 2023, we recognized interest expense of $2.6 million, of which $2.1 million was interest on the Term Loans and $0.5 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of March 31, 2023 (in thousands):

Gross proceeds	$75,000
Contractual exit fee	2,003
Unamortized debt discount and issuance costs	(5,505)
Total	$71,498

The aggregate maturities of Notes payable as of March 31, 2023 are as follows (in thousands):

Remainder of 2023	$—
2024	11,250
2025	15,000
2026	48,750
Total	$75,000

11. Revenue Interest Financing Agreement

On October 28, 2022 (Closing Date), we entered into the Revenue Interest Financing Agreement with Sagard pursuant to which we received $32.5 million (Investment Amount) to provide funding for our development and commercialization of ganaxolone and related pharmaceutical products, including the commercial launch of ZTALMY, and for working capital and general administrative purposes.

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

In connection with the Revenue Interest Financing Agreement, on the Closing Date, we entered into an amendment to the Credit Agreement with Oaktree, which is fully described in Note 10.

Issuance costs pursuant to the Revenue Interest Financing Agreement consisted primarily of advisory and legal fees and totaled $2.6 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the three months ended March 31, 2023, we estimated an effective annual interest rate of approximately 19%. Over the course of the Revenue Interest Financing Agreement, the actual interest rate will be affected by the amount and timing of net ZTALMY revenue recognized and changes in the timing of forecasted net ZTALMY revenue. On a quarterly basis, we will reassess the expected timing of the net ZTALMY revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table summarizes the activity of the Revenue Interest Financing Agreement for the three months ended March 31, 2023 (in thousands):

Revenue Interest Financing Balance at December 31, 2022	$30,877
Non-cash interest expense in the three months ended March 31, 2023	1,440
Amortization of debt discount in the three months ended March 31, 2023	71
Payments made in the three months ended March 31, 2023	(174)
Revenue Interest Financing Balance at March 31, 2023	$32,214

Current portion of revenue interest financing liability	$1,321
Long-term portion of revenue interest financing liability	$30,893

12. Collaboration Revenue

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

At contract inception, we determined that the non-refundable portion of the upfront payment plus the research and development reimbursement constitutes the transaction price as of the outset of the Orion Collaboration Agreement. The refundable portion of the upfront payment and the future potential regulatory and development milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts had not yet been resolved. During 2022, the refundable portion of the upfront payment was determined to be included in the transaction price as the final genotoxicity study on the M2 metabolite of ganaxolone was received as described above, and the remaining $12.7 million of the upfront payment was recorded as collaboration revenue in the year ended December 31, 2022. The achievement of the future potential milestones is not within our control and is subject to certain research and development success and therefore carries significant uncertainty. We will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, we will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur since those payments relate primarily to the License, which was delivered by us to Orion upon entering into the Orion Collaboration Agreement.

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

As of December 31, 2022, we allocated the transaction price to the performance obligations as described below and recorded the remaining $12.7 million of the upfront payment as collaboration revenue during the year ended December 31, 2022. During 2022, we amortized $1.1 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to transaction price resulted in a total contract liability of $15.1 million as of December 31, 2022. In accordance with ASC 210-20, the contract liability of $15.1 million was offset by a contract asset of $5.1 million related to the reimbursement of research and development costs, resulting in a net contract liability of $10.0 million as of December 31, 2022.

Transaction Price and Net Contract Liability as of December 31, 2022:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of December 31, 2022	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	1,158	5,559
Supply of Licensed Product	9,503	-	9,503
	$37,880	$22,818	15,062

Less Total Contract Asset			5,079
Net Contract Liability			$9,983

During the three months ended March 31, 2023, we amortized $0.4 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total contract liability of $14.6 million as of March 31, 2023. In accordance with ASC 210-20, the contract liability of $14.6 million is offset by a contract asset of $4.5 million related to the reimbursement of research and development costs, resulting in a net contract liability of $10.1 million as of March 31, 2023.

Transaction Price and Net Contract Liability as of March 31, 2023:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of March 31, 2023	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	1,571	5,146
Supply of Licensed Product	9,503	-	9,503
	$37,880	$23,231	14,649

Less Total Contract Asset			4,535
Net Contract Liability			$10,114

We incurred $2.0 million of incremental costs in connection with obtaining the Orion Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $1.1 million of expense recorded to selling, general and administrative expense commensurate with the recognition of the License performance obligation and $0.9 million recorded as capitalized contract costs, included in other current assets and other assets, which are being amortized as Development and Regulatory Services and Supply of Licensed Product obligations are met.

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

Tenacia will be primarily responsible for the development of Licensed Products in the Territory and regulatory interactions related thereto, including conducting and sponsoring clinical studies in the Field in the Territory to support regulatory filings in the Territory. All regulatory approvals filed by Tenacia in the Territory will be in the name of and owned by us unless otherwise required by applicable law, in which case such regulatory approvals would be in the name of and owned by Tenacia for the benefit of us. We and Tenacia agreed to enter into clinical and commercial supply agreements pursuant to which we will supply Tenacia with its requirements of Licensed Products necessary for Tenacia to develop and commercialize Licensed Products in the Field in the Territory. The parties entered into the clinical and commercial supply agreement in May 2023. The agreement contains pricing, delivery, acceptance, payment, termination, forecasting, and other terms consistent with the Tenacia Collaboration Agreement, as well as certain quality assurance, indemnification, liability and other standard industry terms. Tenacia will be responsible for, at Tenacia’s sole cost and expense, obtaining regulatory approval and commercializing the Licensed Product in the Field in Mainland China.

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

As of December 31, 2022, we allocated the transaction price to the performance obligations as described below. There was no activity in the three months ended March 31, 2023. The cumulative collaboration revenue recognized as of March 31, 2023 is $3.0 million, which was the $3.0 million transaction price associated with the License as revenue for the year ended December 31, 2022. No license revenue was recorded in the three months ended March 31, 2023. There was a total contract liability of $7.0 million as of both March 31, 2023 and December 31, 2022. In accordance with ASC 210-20, the contract liability of $7.0 million is offset by a contract asset of $0.7 million, resulting in a net contract liability of $6.3 million as of both March 31, 2023 and December 31, 2022.

Transaction Price and Net Contract Liability as of March 31, 2023 and December 31, 2022:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of March 31, 2023 and December 31, 2022	Liability
License	$2,998	$2,998	$-
Supply of Licensed Product	7,002	-	7,002
	$10,000	$2,998	7,002

Less Total Contract Asset			700
Net Contract Liability			$6,302

In December 2022, we incurred $1.0 million of incremental costs in obtaining the Tenacia Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $0.1 million of expense recorded to General and administrative expense and $0.2 million recorded to cost of collaboration revenue in the period ended December 31, 2022, commensurate with the recognition of the License performance obligation, and $0.7 million recorded as capitalized contract costs, which will be amortized as Supply of License Product obligations are met.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in the U.S.;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) for ganaxolone;
●	our plans to achieve regulatory approval for ganaxolone in the European Union (EU), and the expected timing thereof;
●	our ability to develop ganaxolone for additional indications, including Refractory Status Epilepticus (RSE), Established Status Epilepticus (ESE), Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, or the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone, including in indications other than CDD;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;
●	our ability to maintain marketing approval for ganaxolone in CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;

●	our expectations regarding our collaborations with Orion Corporation (Orion) and Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia), including the expected amounts and timings of milestone, royalty and other payments, including research and development reimbursement if applicable, pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits and contractual requirements derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone in CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our eligibility to receive funding under the remaining debt tranche available under the Credit Agreement with Oaktree;
●	our ability to create an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the possibility that third parties, such as Ovid Therapeutics, Inc. (Ovid), may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business;
●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	our belief that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our ability to, among other actions, secure additional financing or strategic transactions and continue as a going concern;
●	the extent to which our business may have been adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and

●	the industry in which we operate and trends which may affect the industry or us.

You should refer to Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2023 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim consolidated financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2022 which are included in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY (ganaxolone) oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients 2 years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We are developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of status epilepticus (SE). We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both acute in-hospital care and chronic at home-administration settings. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

COVID-19

COVID-19 affected our clinical operations and timelines. For example, our RAISE trial for refractory SE (RSE) is conducted in hospitals, primarily intensive care units in academic medical centers, which experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial. In May 2022, we resumed screening and recruitment for the RAISE trial. We now expect our interim analysis with top-line data readout for the RAISE trial to be available by the end of 2023.

Our Products and Product Candidates

ZTALMY® (ganaxolone) oral suspension CV

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD-associated seizures. ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients 2 years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We recorded net U.S. product revenue related to ZTALMY of $3.3 million in the three months ended March 31, 2023.

CDD is a serious and rare genetic disorder that is caused by a mutation of the CDKL5 gene, located on the X chromosome. CDD is a severely debilitating and potentially fatal genetic condition, which occurs with an estimated frequency of 1:40,000 live births in the U.S. It predominantly affects females and is characterized by early onset, difficult to control seizures and severe neurodevelopmental impairment. The CDKL5 gene encodes proteins essential for normal brain structure and function. Most children affected by CDD have neurodevelopmental deficits such as difficulty walking, talking and taking care of themselves. Many also suffer from scoliosis, gastrointestinal dysfunction or sleep disorders. Genetic testing is available to determine if a patient has a mutation in the CDKL5 gene.

In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDD. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees. Additionally, in November 2019, the European Medical Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD. In July 2020, the FDA granted Rare Pediatric Disease Designation (RPD Designation) for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. The approval of ZTALMY in CDD is based on data from a Phase 3 double-blind placebo-controlled trial (Marigold study), in which 101 patients were randomized and treated with ZTALMY. Study participants receiving ZTALMY showed a median 30.7% reduction in 28-day major motor seizure frequency, compared to a median 6.9% reduction for those receiving placebo, achieving the trial’s primary endpoint (p=0.0036). At 2 years in the open level extension phase of the Marigold study, patients (n=50) treated with ZTALMY experienced a median 48.2% reduction in major motor seizure frequency. These data suggest that patients who remain on treatment long-term may demonstrate continued reductions in seizure frequency. The most common adverse events in the Marigold study were somnolence (36.0% in the ganaxolone group compared to 15.7% in the placebo group), pyrexia (18.0% and 76.8%, respectively) and salivary hypersecretion (6.0% and 2.0%, respectively).

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

Sales Strategy.  Our commercial sales force includes 16 regional account managers experienced in rare disease. Our field force is targeting identified key accounts and centers of excellence for CDD. Based on our market research, we estimate the addressable patient population for ZTALMY in CDD in the U.S. is approximately 2,000 patients. As of March 31, 2023, we had received over 120 CDD prescription enrollment forms, of which more than 100 were for new commercial patients not previously treated with ZTALMY. As this is the first product approved by the FDA specifically for seizures associated with CDD and the International Classification of Diseases, Tenth Revision (ICD10) code for CDD was established in 2021, there is limited data available for this specific market. We have strengthened both our market access and field force teams, and both payer and customer engagement are underway.

Market Access.  We have established a cross-functional payer and reimbursement account team with the objective of obtaining and maintaining reimbursement (coverage) of ZTALMY. We are focusing our efforts on reimbursement from commercial payers where pharmacy benefit managers (PBMs) control the majority of commercial pharmacy-benefit lives and government payers, primarily Medicaid for the target population for CDD.  We expect approximately 50% of the CDD patient population will access primary coverage through both Fee-for-Service and Managed Medicaid, with the remaining approximately 50% accessing primary coverage through commercial payers, with the top PBMs having significant influence. Of the CDD patient enrollment forms received through March 31, 2023, over 89% received favorable reimbursement coverage and therapy. The prescribing and fulfillment process for ZTALMY is managed through ZTALMY One™, a comprehensive patient support program. Enrollment in the program offers various support and information to help caregivers and patients prescribed ZTALMY access their ZTALMY prescription and assist in determining eligibility for and access to co-pay support or free drug programs.

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

Specialty Distributor. We are utilizing ASD Specialty Healthcare, LLC (ASD), a specialty distributor, to provide distribution services in connection with ZTALMY to institutional inpatient pharmacies, U.S. governmental customers, including any Department of Veterans Affairs or Department of Defense sites, and Kaiser Permanente facilities. We have not yet recorded any sales of ZTAMLY to ASD.

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

Post-Marketing Requirements. In connection with FDA approval of ZTALMY for CDD, we have several post-marketing commitments. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. The remaining post-marketing requirements include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats; extractable/leachable study results on the container closure system; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of M47 metabolite. We expect to be able to complete these remaining required FDA studies within the requested FDA timeframe.

Marketing Authorization Application

In August 2021, the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted our request for accelerated assessment of ganaxolone for the treatment of seizures associated with CDD. The marketing authorization application (MAA) for ganaxolone was submitted to the EMA on October 11, 2021 and on October 28, 2021 we received formal notification from the EMA that the CDD MAA was validated. With this validation, the EMA began its formal review of the MAA under the centralized procedure. In February 2022, the MAA was converted to a standard review timeline. We received the Day 180 report, including a List of Outstanding Issues (LoOI), from the EMA on January 26, 2023. The LoOI contained a number of outstanding major objections and other concerns, including a major objection related to the choice of our regulatory starting material. Our Day 180 responses were submitted on March 27, 2023. We received the Day 195 report on April 17, 2023. According to the Day 195 report, the major objection relating to the starting material was resolved. We responded to the issues that remained outstanding in the Day 195 report on May 2, 2023. The CHMP is expected to present its opinion on the MAA at the May 2023 plenary meeting. If we are not able to adequately respond to the CHMP’s remaining issues in our Day 195 response, we may ultimately receive a negative opinion on the MAA. If we receive a negative opinion, we would have the opportunity to request a re-examination by the CHMP.

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

Status Epilepticus (SE)

SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having ESE and those who then progress to and subsequently fail at least one second-line antiepileptic drug (AED) are classified as having RSE. In RSE, synaptic GABAA receptors are internalized into the neuron, resulting in decreased responsiveness to drugs such as benzodiazepines. RSE unresponsiveness to one or more second-line AEDs requires treatment with IV anesthesia to terminate seizures and prevent neuronal injury and other complications. The IV anesthetic is increased to a level that induces deep coma and is maintained at that rate for 24 hours or more. SE that recurs following an attempted wean of IV anesthesia is classified as super refractory status epilepticus (SRSE). In April 2016, we were granted FDA orphan drug designation for the IV formulation of ganaxolone for the treatment of SE, which includes RSE.

In January 2021, we enrolled the first patient in the Phase 3 pivotal RAISE trial. The RAISE trial is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. We expect approximately 80 trial sites in hospitals, primarily across the U.S. and Canada, to participate. The RAISE trial is designed to enroll approximately 124 patients, to be randomized to receive ganaxolone or placebo added to standard of care. With this number of patients, the trial is designed to provide over 90% power to detect a 30% efficacy difference between ganaxolone and placebo.

The co-primary endpoints for the RAISE trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for SE treatment, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following initiation of the study drug. In June 2022, we announced that we amended the protocol for the RAISE trial to expand eligibility criteria to support recruitment. We broadened the inclusion criteria to permit patients previously treated with up to 18 hours of high-dose IV anesthesia to qualify for the trial, rather than excluding patients treated with anesthetics at high doses for any duration. We believe this will facilitate the enrollment of patients transferred to the ICU from other hospitals or the emergency room, who may already have received high doses of anesthetic medication for less than 18 hours. We reached alignment with the FDA on the protocol amendment, including a proposal for a potential interim analysis when two-thirds of the patients (approximately 82) have completed the trial. We anticipate reaching the enrollment target for the interim analysis by the end of 2023. We believe positive interim RAISE trial results could be adequate for regulatory filing purposes in RSE.

Several academic medical centers and intensive care units participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays. Additionally, in February 2022, we temporarily paused the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24 months to meet product stability testing specifications. We notified the FDA of this issue and our plans to proactively pause the trial, and we subsequently provided additional information to the FDA to support resuming trial activities. In May 2022, we announced that the trial had resumed utilizing new batches of the current IV formulation of ganaxolone, and we implemented a reduced shelf life of 12 months. In agreement with the FDA, ganaxolone clinical supplies will be stored under refrigerated conditions for the entire duration of clinical use. Based on ongoing stability data, the shelf life of the current IV formulation has been updated to 15 months under refrigerated conditions, which was submitted in the subsequent IND amendment in February 2023. We manufactured the IV ganaxolone formulation with a new buffer and are targeting a shelf life of 24 months. The FDA agreed that in principle a buffer change in the ganaxolone IV formulation is acceptable.

We are working closely with key investigators and site coordinators to support enrollment efficiencies at existing RAISE trial sites and are also increasing the number of U.S. centers participating in the trial. Additionally, we expanded the trial to sites in Canada and Australia.

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

The FDA has indicated alignment on the overall trial design for a third SE trial, the RESET trial, a Phase 2 trial evaluating ganaxolone in the treatment of ESE, for which enrollment in the U.S. is expected to commence in the second quarter of 2023. The RESET trial will enroll patients with convulsive SE presenting to emergency departments and will be conducted under Exception from Informed Consent (EFIC) guidelines. The RESET trial will consist of two phases: an initial open-label, dose optimization phase and a subsequent double-blind placebo-controlled phase. In the open-label portion of the trial, sequential cohorts will receive IV ganaxolone for varying durations and at different doses. The dosing for each cohort will depend on the treatment effect and tolerability seen in the previous one, with the expected optimal dose and duration of ganaxolone incorporated in the double-blind phase of the trial to follow. We expect that the double-blind placebo-controlled phase will enroll approximately 80 ESE patients randomized equally to IV ganaxolone or placebo added to a standard-of-care AED. The primary efficacy endpoint will be the absence of electrographic (rapid EEG) evidence of SE or recurrence of generalized convulsions at 1 hour after the initiation of treatment.

In September 2021, the U.S. Patent and Trademark Office (USPTO) granted us a patent on a method of treating SE, including dosing regimens. This issued patent expires in 2040. That patent is a member of a patent family we own that includes pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. We received a Notice of Allowance from the USPTO for an additional patent from this family on March 1, 2023 for claims related to our clinical therapeutic regimen for the treatment of SE using IV ganaxolone. The allowed claims cover therapeutic regiments in which high doses of ganaxolone are administered, which we believe is relevant for some patients, and strengthens our intellectual property portfolio in our SE treatment using ganaxolone.

In July 2022, the USPTO issued a patent to Ovid with claims that encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of Ovid’s U.S. Patent No. 11,395,817 with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (the PTAB). Our petition for PGR argues that the claims of U.S. Patent No. 11,395,817 are unpatentable on multiple grounds as lacking novelty under 35 USC § 102 and being obvious under 35 USC § 103 and, if not invalid under § 102 or § 103, as lacking enablement under 35 USC § 112. Ovid may file a preliminary response to our petition no later than June 20, 2023, the PTAB will then have up to three months to decide whether to grant our petition and institute the PGR. If the PGR is instituted and we do not prevail, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to challenge the Ovid patent in court will be limited in certain respects.

Ovid may file a lawsuit against us alleging infringement of its patents. Any such proceedings, in the PTAB or courts, regardless of their outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, RSE and ESE during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for SE, RSE or ESE based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for SE, RSE and ESE, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for SE, RSE and ESE altogether, which would have a material adverse impact on our business.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that causes non-malignant tumors in the brain, skin, kidney, heart, eyes, and lungs. Rarely, patients may develop malignant tumors of the kidney, breast or thyroid gland. The condition is caused by inherited mutations in either the TSC1 or TSC2 gene. It occurs with a frequency of approximately 1:6,000 live births, with a mutation being found in 85% of patients. While the disease phenotype can be extremely variable, epilepsy occurs with a frequency of up to 85%. TSC is a leading cause of genetic epilepsy, often manifesting in the first year of life as either focal seizures or infantile spasms. There are currently few disease-specific treatments approved for seizures in TSC. Orphan drug designation for ganaxolone for the treatment in TSC was granted by the FDA in August 2021 and by the EMA in October 2021.

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

The primary endpoint showed a median 16.6% reduction in 28-day frequency of TSC-associated seizures relative to the four-week baseline period. A secondary endpoint showed that the proportion of patients that achieved at least a 50% seizure reduction was 30.4%. During the trial, patients with focal seizures (n=19) showed a median 25.2% reduction in focal seizure frequency. Ganaxolone was generally well-tolerated with somnolence reported as the most common AE. In addition, one serious adverse event (SAE) of worsening seizures occurred, which was assessed by the investigator as treatment related. Four patients discontinued the trial due to AEs. Additionally, the data from the trial suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. The interpretation of these findings is limited by the small sample size and open-label design of the trial. A formal Phase 1 drug-drug interaction trial was completed in the fourth quarter of 2022, demonstrating a lack of significant interaction between ganaxolone and Epidiolex. Additionally, the titration schedule for all subjects in the Phase 3 TSC trial has been adjusted to maximize tolerability.

In response to our request for an End of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. We believe that, based on the FDA’s written responses, and with the FDA approval of CDD, a single trial could serve as necessary support for regulatory approval for TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, the EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses from the EMA, like those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the first quarter of 2022 and dosing the first patient in the second quarter of 2022, we are actively enrolling patients in the U.S. and Western Europe for this global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone in approximately 160 TSC patients. We expect to expand the trial to include up to 90 sites, including several TSC centers of excellence, predominantly in the U.S., Western Europe, Canada, Australia, China and Israel. The primary endpoint for the TrustTSC trial is percent change in 28-day frequency of TSC-associated seizures. We plan to announce top-line data from the TrustTSC trial by mid-2024.

On April 18, 2023, we received a Notice of Allowance from the USPTO for a patent related to our clinical therapeutic regimen for the treatment of TSC using IV ganaxolone.

Second-Generation Formulation, Prodrug Development and Lennox-Gastaut Syndrome (LGS)

Top-line data from a single ascending dose (SAD) Phase 1 trial in healthy volunteers utilizing the first candidate for a second-generation formulation of ganaxolone demonstrated linear pharmacokinetic (PK) properties at doses of up to 1200 mg and PK characteristics that may allow for twice-daily dosing, as shown in the chart below. We believe that the data support further clinical development of this formulation of ganaxolone. We received preliminary feedback from the FDA on the design of the multiple ascending dose (MAD) trial. FDA is requesting additional data, including the SAD clinical trial report, prior to initiating the MAD trial. Pending FDA feedback and agreement, we plan to initiate the MAD trial in the third quarter of 2023 with preliminary data expected by the end of 2023.

The development of ganaxolone prodrug compounds continues to advance, with lead oral and IV candidates selected, and Phase 1 data targeted for 2024.

We plan to pursue the development of the second-generation formulation of ganaxolone for LGS, a severe form of epilepsy that typically begins between one and eight years of age. Affected children have neurodevelopmental impairments and intractable seizures, including focal, atonic, tonic and atypical absence seizures. In March 2023, the FDA granted orphan drug designation to ganaxolone for the treatment of LGS. This designation applies to the active moiety of ganaxolone and is not dependent on the formulation. Given the overlap in seizure types and etiologies with other disorders where ganaxolone has potential to reduce seizures, such as CDD and TSC, we believe that LGS represents a promising opportunity for ganaxolone development. We expect to finalize the clinical program for LGS in the first quarter of 2024, pending results of the MAD trial that we plan to initiate in the third quarter of 2023 subject to the FDA’s feedback and agreement as discussed above.

Operations

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We recorded $3.3 million of net ZTALMY sales in the three months ended March 31, 2023. Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses and negative cash flows from our operations. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. We incurred a net loss of $34.7 million for the three months ended March 31, 2023. We incurred a net loss of $19.4 million for the three months ended March 31, 2022. Our accumulated deficit as of March 31, 2023 was $465.3 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we carry out all of our planned commercialization and continued research and development activities with respect to ganaxolone.

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

We had cash, cash equivalents and short-term investments of $199.2 million as of March 31, 2023. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

Financial Overview

Product Revenue, net

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We have two customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents over 99% of our ZTALMY revenue to date. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

Trade Discounts and Allowances. We provide an incentive prompt payment discount to Orsini as explicitly stated in the contract with Orsini. This discount is recorded as a reduction of ZTALMY revenue and accounts receivable in the period in which the related ZTALMY revenue is recognized. We estimate the amount of variable consideration for all discounts and allowances using the expected value method.

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

Government Rebates. We are subject to discount obligations under state Medicaid programs, Medicare, the Tricare Retail Refund Program. We estimate reserves related to these discount programs and record these obligations in the same period the related revenue is recognized, resulting in a reduction of product revenue.

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

Tenacia will be primarily responsible for the development of Licensed Products in the Territory and regulatory interactions related thereto, including conducting and sponsoring clinical studies in the Field in the Territory to support regulatory filings in the Territory. All regulatory approvals filed by Tenacia in the Territory will be in the name of and owned by us unless otherwise required by applicable law, in which case such regulatory approvals would be in the name of and owned by Tenacia for the benefit of us. We and Tenacia agreed to enter into clinical and commercial supply agreements pursuant to which we will supply Tenacia with its requirements of Licensed Products necessary for Tenacia to develop and commercialize Licensed Products in the Field in the Territory. The parties entered into the clinical and commercial supply agreement in May 2023. The agreement contains pricing, delivery, acceptance, payment, termination, forecasting, and other terms consistent with the Tenacia Collaboration Agreement, as well as certain quality assurance, indemnification, liability and other standard industry terms. Tenacia will be responsible for, at Tenacia’s sole cost and expense, obtaining regulatory approval and commercializing the Licensed Product in the Field in Mainland China.

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

We have also entered into agreements for commercialization of ganaxolone in other territories with (i) NovaMedica LLC (NovaMedica), whereby NovaMedica has the right to market and sell ganaxolone in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, and (ii) Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to NovaMedica and Biologix on terms set forth in the respective agreements in exchange for a negotiated purchase price for the products. We continue to assess opportunities in other markets to further expand the distribution and commercialization of ganaxolone globally.

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

In addition, the probability of success for our clinical programs will depend on numerous factors, including competition, manufacturing capability and commercial viability. See the “Risk Factors” section of our Annual Report on Form 10-K filed on March 9, 2023 for more information with respect to such factors. Our commercial success depends upon attaining significant market acceptance, if approved, among physicians, patients, healthcare payers and the medical community. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success, as well as an assessment of commercial potential.

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

Other Income (Expense), net

Other expense and income consists principally of gains or losses on disposal of fixed assets held for sale, foreign currency transactions, and fair value adjustments.

Results of Operations

Product Revenue, net

We recognized $3.3 million of net product revenue related to ZTALMY sales for the three months ended March 31, 2023. As ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022, we did not recognize any product revenue in the three months ended March 31, 2022.

Federal Contract Revenue

We recognized $7.0 million and $1.5 million of federal contract revenue for the three months ended March 31, 2023 and 2022, respectively, as a result of the BARDA Contract. The increase in the three months ended March 31, 2023 compared to the 2022 period primarily relates to expenses incurred in connection with on-going validation of a new third-party supplier of ganaxolone API.

Collaboration Revenue

We did not recognize any collaboration revenue for the three months ended March 31, 2023. Collaboration revenue was $12.7 million for the three months ended March 31, 2022, as a result of revenue recognition related to the previously refundable upfront payment pursuant to the Orion Collaboration Agreement. In connection with the upfront fee related to the Orion Collaboration Agreement, we agreed to provide Orion with the results of an ongoing genotoxicity study. In May 2022, the final study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As a result of the study’s findings, we are not required to refund Orion any of the upfront fee and Orion does not have the right to terminate the Orion Collaboration Agreement based on the study outcome. During the year ended December 31, 2022, we allocated the previously refundable portion of the upfront payment to the transaction price and recognized the related revenue.

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

	Three Months Ended
	March 31,
	2023	2022
CDKL5 deficiency disorder (1)	$1,240	$855
PCDH19-related epilepsy (2)	94	580
Tuberous Sclerosis (3)	3,788	1,593
Drug Development – Suspension (4)	270	1,348
Oral Indications Subtotal	5,392	4,376

Status epilepticus (5)	3,002	1,869
Drug Development – IV (6)	8,489	1,708
IV Indications Subtotal	11,491	3,577

Other research and development (7)	1,196	1,447
Indirect research and development (8)	9,854	8,591
Total	$27,933	$17,991

(1)	The increase in the three months ended March 31, 2023 compared to the 2022 period was due primarily to increased clinical site close-out activities related to the Marigold study and increased activity associated with our ongoing MAA application and review.
(2)	The decrease in the three months ended March 31, 2023 compared to the 2022 period was due to reduced clinical activity, specifically completion of the open label extension portion of the PCDH-19 trial.
(3)	The increase in the three months ended March 31, 2023 compared to the 2022 period was due primarily to increased Phase 3 TSC trial activity, including global sites, as compared to more limited Phase 3 activity in the relevant 2022 period.
(4)	The decrease in the three months ended March 31, 2023 compared to the 2022 period was due primarily to higher manufacturing development activity related to pre-validation and registration batches in the prior 2022 period.
(5)	The increase in the three months ended March 31, 2023 compared to the 2022 period was due primarily to increased RAISE Phase 3 and RESET Phase 2 trial activity.
(6)	The increase in the three months ended March 31, 2023 compared to the 2022 period was due primarily to start-up costs associated with validation of a new third-party supplier of ganaxolone API with no comparable costs in the prior 2022 period.

(7)	Other research and development expenses include external expenses associated with preclinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies, and other professional fees. The decrease in the three months ended March 31, 2023 compared to the 2022 period was due primarily to a lower volume of activities associated with the Phase 1 clinical trials, partially offset by an increase in toxicology and other safety study activities.
(8)	The increase in the three months ended March 31, 2023 compared to the 2022 period was related to increased personnel costs in support of our increased activity in preclinical, clinical, and manufacturing activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.2 million and $11.7 million for the three months ended March 31, 2023 and 2022, respectively. The primary drivers of the increase for the three months ended March 31, 2023 were $2.2 million in increased personnel costs including costs associated with our commercial salesforce hired in the second quarter of 2022, $1.0 million in increased consulting costs, $0.5 million in increased software related expenses, $0.4 million in increased other administrative costs, including legal fees and other professional fees, $0.3 million in increased non-cash stock-based compensation costs and $0.2 million in increased travel and meeting costs primarily related to the commercial salesforce. These increases were partially offset by a $1.1 million decrease in commercial-launch preparedness activities.

Interest Income

Interest income was $2.3 million compared to less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase is due to the increase in cash, cash equivalent and short-term investments and increased yield.

Interest Expense

Interest expense was $4.1 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense for the three months ended March 31, 2023 included $2.1 million of interest paid and $0.5 million of debt amortization in connection with our Notes Payable (Note 10 in accompanying notes to consolidated financial statements), and $1.5 million of non-cash interest expense related to our revenue interest financing payable (Note 11 in accompanying notes to consolidated financial statements). Interest expense for the three months ended March 31, 2022 included $1.3 million of interest paid, $0.3 million of debt amortization and less than $0.1 million related to commitment fees incurred in connection with our Notes Payable.

Other Income (Expense), net

Other income was not material for the three months ended March 31, 2023. Other expense was $1.0 million for the three months ended March 31, 2022, which consisted principally of foreign currency transaction losses, losses on fixed assets held for sale, and fair value adjustments.

Liquidity and Capital Resources

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $34.7 million and $19.4 million for the three months ended March 31, 2023 and 2022, respectively. Our cash used in operating activities was $41.5 million for the three months ended March 31, 2023 compared to $27.7 million for the three months ended March 31, 2022. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt.

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

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $199.2 million. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

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

In connection with the execution of the Tenacia Collaboration Agreement, Tenacia agreed to pay us an upfront cash payment of $10 million (Upfront Fee) within forty-five (45) days after the Effective Date and payment was received in December 2022. In addition to the Upfront Fee, Tenacia has agreed to make cash payments to us upon the achievement of certain development, regulatory and sales-based milestones related to (i) the Initial Indications and (ii) the first new formulation or pro-drug of ganaxolone or any back-up compound of ganaxolone in a new indication (Selected Product) for which the parties amend the Tenacia Collaboration Agreement in connection with Tenacia’s exercise of its right of first negotiation and for which there is no other Licensed Product approved in China (for clarity, the milestone payments under this clause (ii) will only apply to one Selected Product), up to an aggregate amount of $256 million. Of the milestones, $15 million relates to regulatory approvals with separate milestones related to each of oral and intravenous formulations and the Selected Product, and an aggregate of $241 million of sales-based milestones are connected to annual revenue thresholds specific to each of the oral, intravenous and Selected Product formulations of ganaxolone.

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

Oaktree Credit Agreement

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022 and October 28, 2022 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $100.0 million, available to us in four tranches (collectively, Term Loans). As of March 31, 2023, we had drawn on three tranches, and the following tranche remained available to us:

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

In connection with the Revenue Interest Financing Agreement, on October 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, allow for the consummation of the Revenue Interest Financing Agreement and the transactions thereunder, and paid $0.3 million in administrative fees in connection with the execution of the amendment. In addition, the amendment increased the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%.

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

Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (as subsequently amended on March 31, 2023, the EDA) with JMP Securities LLC (JMP) to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a maximum aggregate offering price through JMP, acting as agent and/or principal. Subject to the terms and conditions of the EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. We did not sell any shares of our common stock during the three months ended March 31, 2023 and 2022 under the EDA.

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

Cash Flows

Operating Activities. Cash used in operating activities increased to $41.5 million for the three months ended March 31, 2023 compared to $27.7 million for the same period in 2022. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, accretion of revenue interest financing and amortization of discounts on short-term investments, stock-based compensation, cost of license agreement and changes in the net contract assets/liabilities related to the Orion and Tenacia collaboration agreements, the change in cash used in operating activities for the three months ended March 31, 2023 compared to the same period in 2022, was primarily the result of decreases in the changes in accounts payable, accrued expenses, other long term-liabilities, prepaid expenses, other current assets, inventory and accounts receivable and an increase in operating expenses.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2023 represents $52.0 million in purchase of short-term investments. Cash used in investing activities for the three months ended March 31, 2022 represents less than $0.1 million in purchases of property and equipment.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2023 represents $0.2 million of payments in connection with the Revenue Interest Financing Agreement with Sagard. Cash provided by financing activities for the three months ended March 31, 2022 includes $29.4 million in proceeds from notes payable, net of issuance costs, and $1.7 million in proceeds from the exercise of stock options.

Funding Requirements

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $34.7 million for the three months ended March 31, 2023. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis.

We had cash, cash equivalents and short-term investments of $199.2 as of March 31, 2023. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone, including ZTALMY;
●	the scope, progress, results and costs of researching and developing ganaxolone, including ZTALMY, or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone, including ZTALMY, or any other future product candidates;
●	the cost of commercialization activities for ZTALMY in CDD in the U.S., including marketing, sales and distribution costs;
●	the cost of commercialization activities for ZTALMY, ganaxolone in any other indications, or any other future product candidates, are approved for sale, including marketing, sales and distribution costs;

●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments pursuant to our exclusive license agreements with Orion and Tenacia.
●	any product liability, infringement or other lawsuits related to ZTALMY or other indications being developed for ganaxolone and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, ZTALMY in CDD and on future approved products, if any.

Please see the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023 for additional risks associated with our substantial capital requirements.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 9, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

On July 26, 2022, the USPTO issued U.S. Patent No. 11,395,817 to Ovid Therapeutics, Inc. (Ovid) with claims that encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of Ovid’s U.S. Patent No. 11,395,817 with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (the PTAB). Our petition for PGR argues that the claims of U.S. Patent No. 11,395,817 are unpatentable on multiple grounds. Ovid may file a preliminary response to our petition no later than June 20, 2023, the PTAB will then have up to three months to decide whether to grant our petition and institute the PGR. If the PGR is instituted and we do not prevail, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to challenge the validity of Ovid’s U.S. Patent No. 11,395,817 in court would be limited, or we may not be able challenge the validity of the patent in court at all.

Ovid may file a lawsuit against us alleging infringement of its patents. Any such proceeding, in the PTAB or courts, regardless of their outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, RSE and ESE during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for SE, RSE or ESE based upon the “safe harbor” provisions of the Hatch-Waxman Act. We may need to acquire or obtain a license to the Ovid patents to market or sell ganaxolone for SE, RSE or ESE, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and the patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for SE, RSE and ESE altogether, which would have a material adverse impact on our business.

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

3.8	Delaware Certificate of Change of Registered Agent. (Incorporated by reference to Exhibit 3.8 to Form 10-Q quarterly report filed on May 12, 2022.)
4.1	Specimen Certificate evidencing shares of Marinus Pharmaceuticals, Inc.’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
4.2	Form of Pre-funded Warrant to Purchase Common Stock. (Incorporated by reference to Exhibit 4.1 to Form 8-K current report filed on November 10, 2022.)
10.1

Amendment No. 1 to the Equity Distribution Agreement, dated as of March 31, 2023, by and between Marinus Pharmaceuticals, Inc. and JMP Securities LLC. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on March 31, 2023.)

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

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN, M.D.	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	May 11, 2023
Scott Braunstein, M.D.

/s/ STEVEN PFANSTIEL	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 11, 2023
Steven Pfanstiel