Form 10-Q
period 2023-06-30
MARINUS PHARMACEUTICALS, INC.
filed 2023-08-10
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 7, 2023, was: 50,610,329.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$127,787	$240,551
Short-term investments	47,549	—
Accounts receivable, net	5,234	6,348
Inventory	2,674	77
Prepaid expenses and other current assets	11,365	5,402
Total current assets	194,609	252,378
Property and equipment, net	3,938	4,236
Other assets	2,653	2,904
Total assets	$201,200	$259,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,302	$4,461
Current portion of notes payable	3,850	—
Current portion of revenue interest financing payable	1,556	1,020
Accrued expenses	17,895	19,536
Total current liabilities	25,603	25,017
Notes payable, net of deferred financing costs	68,136	71,018
Revenue interest financing payable, net of deferred financing costs	31,950	29,857
Contract liabilities, net	17,016	16,285
Other long-term liabilities	1,156	1,341
Total liabilities	143,861	143,518
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2023; 4,300 shares issued and outstanding at December 31, 2022	—	4,043
Common stock, $0.001 par value; 150,000,000 shares authorized, 50,616,489 issued and 50,609,182 outstanding at June 30, 2023 and 49,650,074 issued and 49,642,767 outstanding at December 31, 2022	51	50
Additional paid-in capital	554,587	542,428
Treasury stock at cost, 7,307 shares at June 30, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	(114)	—
Accumulated deficit	(497,185)	(430,521)
Total stockholders’ equity	57,339	116,000
Total liabilities and stockholders’ equity	$201,200	$259,518

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Product revenue, net	$4,249	$—	$7,581	$—
Federal contract revenue	1,814	1,790	8,862	3,303
Collaboration revenue	18	—	18	12,673
Total revenue	6,081	1,790	16,461	15,976

Expenses:
Research and development	21,412	21,495	49,345	39,486
Selling, general and administrative	15,722	17,061	30,926	28,798
Cost of product revenue	386	—	592	—
Cost of IP license fee	—	—	—	1,169
Total expenses	37,520	38,556	80,863	69,453
Loss from operations	(31,439)	(36,766)	(64,402)	(53,477)
Interest income	2,128	84	4,471	96
Interest expense	(4,208)	(2,656)	(8,355)	(4,348)
Other income (expense), net	47	(95)	84	(1,065)
Loss before income taxes	(33,472)	(39,433)	(68,202)	(58,794)

Benefit for income taxes	1,538	—	1,538	—
Net loss applicable to common stockholders	$(31,934)	$(39,433)	$(66,664)	$(58,794)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.61)	$(1.06)	$(1.28)	$(1.59)
Basic and diluted weighted average shares outstanding	52,551,918	37,155,917	52,162,962	37,023,976
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(188)	—	(114)
Total comprehensive loss	$(32,122)	$(39,433)	$(66,778)	$(58,794)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(66,664)	$(58,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284	178
Amortization of debt issuance costs	1,102	703
Accretion of revenue interest financing debt	2,916	—
Amortization of discount on short-term investments	(669)	—
Stock-based compensation expense	7,632	7,196
Amortization of net contract asset/liability	(837)	(566)
Noncash lease expense	102	165
Noncash lease liability	196	133
Write off of fixed assets	62	61
Issuance of common stock for cost of license agreement	—	1,169
Unrealized loss on foreign currency transactions	—	930
Changes in operating assets and liabilities:
Refund liability	—	(22,163)
Net contract asset/liability	1,569	10,566
Prepaid expenses and other current assets, non-current assets, inventory and accounts receivable	(7,441)	(2,481)
Accounts payable and accrued expenses	(4,088)	1,576
Net cash used in operating activities	(65,836)	(61,327)
Cash flows from investing activities
Proceeds from sale of property and equipment	4	—
Maturities of short-term investments	5,000	—
Purchases of short-term investments	(51,995)	—
Purchases of property and equipment	—	(421)
Net cash used in investing activities	(46,991)	(421)
Cash flows from financing activities
Proceeds from exercise of stock options	484	1,747
Proceeds from notes payable, net of fees	—	29,400
Payments of revenue interesting financing debt	(421)	—
Net cash provided by financing activities	63	31,147
Net decrease in cash and cash equivalents	(112,764)	(30,601)
Cash and cash equivalents—beginning of period	240,551	122,927
Cash and cash equivalents—end of period	$127,787	$92,326
Supplemental disclosure of cash flow information
Unrealized loss on short-term investments	$(114)	$—
Debt issuance costs included in accrued expenses	$—	$563
Property and equipment in accrued expenses	$—	$1,198
Cash paid for interest during the period	$4,336	$3,484
Cash paid for income taxes during the period	$163	$—
Property and equipment in deposits placed in service	$—	$1,665

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2021	4,575	$4,302	36,790,254	$37	$459,852	7,307	$—	$—	$(410,705)	$53,486
Stock-based compensation expense	—	—	—	—	3,378	—	—	—	—	3,378
Exercise of stock options	—	—	225,165	—	1,733	—	—	—	—	1,733
Issuance of stock related to IP license agreement with Ovid	—	—	123,255	—	1,169	—	—	—	—	1,169
Net Loss	—	—	—	—	—	—	—	—	(19,361)	(19,361)
Balance, March 31, 2022	4,575	$4,302	37,138,674	$37	$466,132	7,307	$—	—	$(430,066)	$40,405
Stock-based compensation expense	—	—	—	—	3,817	—	—	—	—	3,817
Net issuance of common stock in connection with the vesting of restricted stock	—	—	2,508	—	—	—	—	—	—	—
Exercise of stock options	—	—	2,968	—	14	—	—	—	—	14
Conversion of convertible preferred stock into common	(275)	(259)	55,000	—	259	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(39,433)	(39,433)
Balance, June 30, 2022	4,300	$4,043	37,199,150	$37	$470,222	7,307	$—	—	$(469,499)	$4,803

Balance, December 31, 2022	4,300	$4,043	49,642,767	$50	$542,428	7,307	$—	$—	$(430,521)	$116,000
Stock-based compensation expense	—	—	—	—	3,741	—	—	—	—	3,741
Net issuance of common stock in connection with the vesting of restricted stock	—	—	22,350	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	74	—	74
Net Loss	—	—	—	—	—	—	—	—	(34,730)	(34,730)
Balance, March 31, 2023	4,300	$4,043	49,665,117	$50	$546,169	7,307	$—	$74	$(465,251)	$85,085
Stock-based compensation expense	—	—	—	—	3,891	—	—	—	—	3,891
Net issuance of common stock in connection with the vesting of restricted stock	—	—	11,625	—	—	—	—	—	—	—
Exercise of stock options	—	—	72,440	—	485	—	—	—	—	485
Conversion of convertible preferred stock into common	(4,300)	(4,043)	860,000	1	4,042	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(188)	—	(188)
Net loss	—	—	—	—	—	—	—	—	(31,934)	(31,934)
Balance, June 30, 2023	—	$—	50,609,182	$51	$554,587	7,307	$—	(114)	$(497,185)	$57,339

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY (ganaxolone) oral suspension for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients 2 years of age and older. In June 2022, the U.S. Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V (CV) of the Controlled Substances Act (CSA), which rule became final on December 9, 2022. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY oral suspension for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. With the EC marketing authorization granted for ZTALMY, Orion Corporation (Orion), our commercialization partner for ZTALMY in Europe, has announced it has begun preparations for the launch of ZTALMY, including engaging in the required processes for obtaining pricing and reimbursement approval in the various European countries. The pricing and reimbursement process can be time consuming and may delay Orion’s commercial launch of ZTALMY in one or more European countries. We are developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of status epilepticus (SE). We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both acute in-hospital care and chronic at home-administration settings. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

COVID-19 affected our clinical operations and timelines. For example, our RAISE trial for refractory SE (RSE) is conducted in hospitals, primarily intensive care units in academic medical centers, which experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial. In May 2022, we resumed screening and recruitment for the RAISE trial. We now expect our interim analysis with top-line data readout for the RAISE trial to be available in the first quarter of 2024.

Liquidity

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $66.7 million for the six months ended June 30, 2023. There is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone (in indications other than CDD in the U.S.) will require significant additional financing. Our accumulated deficit as of June 30, 2023 was $497.2 million, and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions or other sources, and revenues from product sales. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the continued development and commercialization of ganaxolone.

Management’s operating plan, which underlies the analysis of our ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, for the one-year period after the date the financial statements are issued. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

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

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment in the third quarter of 2022. We have three customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents over 99% of our ZTALMY revenue to date. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for

ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

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

Short-term Investments

We classify our short-term investments as available-for-sale securities, which include U.S. government agency debt securities and U.S. treasury debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income within stockholders’ equity. All of our investments were short-term in nature as of June 30, 2023.

Accounts Receivable, net

Net trade receivables related to ZTALMY sales, which are recorded in net accounts receivable on the consolidated balance sheets, were approximately $1.8 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively. As of both June 30, 2023 and December 31, 2022, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on our assessment of the creditworthiness and financial condition of our customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Payment terms for Orsini are approximately 30 days from the shipment date.

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

Liability Related to Revenue Interest Financing and Non-Cash Interest Expense

In October 2022, we recognized a liability related to the Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (Sagard) under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds we received from Sagard pursuant to the terms of the Revenue Interest Financing Agreement were recorded as a liability and will be accreted under the effective interest method upon the estimated amount of future royalty payments to be made pursuant to the Revenue Interest Financing Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid as further discussed in Note 11. We estimated the total amount of future product revenue to be generated over the life of the Revenue Interest Financing Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

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

3. Cash, Cash Equivalents and Short-Term Investments

As of June 30, 2023, our cash and cash equivalents included $1.0 million of cash accounts in banking institutions and $126.8 million in money market funds. As of December 31, 2022, our cash and cash equivalents included $10.6 million of cash accounts in banking institutions and $230.0 million in money market funds. Our cash and cash equivalents are maintained in federally insured financial institutions in excess of the federally insured limit. Included in other assets at June 30, 2023 was $0.2 million of accrued interest receivable related to our short-term investments.

The following table provides details regarding our portfolio of short-term investments (in thousands) as of June 30, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$34,353	$67	$(154)	$34,266
U.S. Government Agency securities	13,310	7	(34)	13,283
Total	$47,663	$74	$(188)	$47,549

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of June 30, 2023, all of our financial assets and liabilities were classified as Level 1 or Level 2 valuations. As of December 31, 2022, all of our financial assets and liabilities were classified as Level 1 valuations.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets
Cash	$1,014	$—	$—	$1,014
Money market funds (cash equivalents)	126,773	—	—	126,773
U.S. Treasury securities	—	34,266	—	34,266
U.S. Government Agency securities	—	13,283	—	13,283
Total assets	$127,787	$47,549	$—	$175,336
December 31, 2022
Assets
Cash	$10,569	$—	$—	$10,569
Money market funds (cash equivalents)	229,982	—	—	229,982
Total assets	$240,551	$—	$—	$240,551

5. Inventory

Inventories are stated at actual costs and consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$1,805	$—
Work in process	624	—
Finished goods	245	77
Total Inventories	$2,674	$77

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and related costs	$5,497	$7,061
Clinical trials and drug development	6,405	5,725
Professional fees	1,048	1,417
Accrued tax provision	742	2,445
Third-party commercial expenses	2,953	1,880
Short-term lease liabilities	681	637
Other	569	371
Total accrued expenses	$17,895	$19,536

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	June 30,
	2023	2022
Convertible preferred stock	—	860,000
Restricted stock awards and restricted stock units	1,489,119	758,217
Stock options	7,220,150	5,721,407
	8,709,269	7,339,624

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of June 30, 2023, 577 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of June 30, 2023, 5,087,086 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 757,155 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2023, the shares of common stock available for future grants under the 2014 Plan was increased by 2,020,111.

Stock Options

There were 7,220,150 stock options outstanding as of June 30, 2023 at a weighted average exercise price of $9.74 per share, including 2,132,487 stock options outstanding outside of the 2014 Plan, granted as inducements to new employees. During the six months ended June 30, 2023, 1,841,540 options were granted to employees and directors at a weighted average exercise price of $6.20 per share. Of the options granted, 1,532,390 options were granted pursuant to the 2014 Plan and 309,150 were granted outside of the 2014 Plan as inducements for new employees.

Restricted Stock and Restricted Stock Units

All issued and outstanding restricted shares of common stock are time-based, and become vested within two years of the grant date, pursuant to the 2014 Plan. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant. As of June 30, 2023, we did not have any restricted shares of common stock outstanding.

During the six months ended June 30, 2023, we granted 959,996 restricted stock units, which vest within three years of the grant date, pursuant to the 2014 Plan. As of June 30, 2023, we had 1,489,119 restricted stock units outstanding.

Total compensation cost recognized for all stock options, restricted stock awards and restricted stock units in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$1,468	$1,397	$2,810	$2,675
Selling, general and administrative	2,423	2,420	4,822	4,521
Total	$3,891	$3,817	$7,632	$7,196

Preferred Stock

As of June 30, 2023 all shares of our Series A Convertible Preferred Stock (Preferred Stock) had been converted and none remained outstanding. In the six months ended June 30, 2023, 4,300 shares of our Preferred stock were converted into 860,000 shares of our common stock.

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

9. Leases

We have entered into one operating lease for real estate. This lease has a term of 78 months, and includes renewal terms which can extend the lease term by 60 months, which we include in the lease term when it is reasonably certain that we will exercise the option. As of June 30, 2023, our operating lease had a remaining lease term of 27 months. The right-of-use (ROU) asset is included in “Other assets” on our interim consolidated balance sheets as of June 30, 2023 and December 31, 2022, and represents our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in both “Accrued expenses” and “Other long-term liabilities” on our interim consolidated balance sheets as of June 30, 2023 and December 31, 2022. The ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of June 30, 2023 and December 31, 2022, ROU assets were $1.1 million and $1.3 million, respectively, and operating lease liabilities were $1.7 million and $2.0 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During each of the three months ended June 30, 2023 and 2022, we recognized $0.1 million in total lease costs. During each of the six months ended June 30, 2023 and 2022, we recognized $0.3 million in total least costs. In all periods, we recognized less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of June 30, 2023 and December 31, 2022, we have not recognized any impairment losses for our ROU assets.

Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Remaining six months of 2023	$414
2024	840
2025	642
Thereafter	—
1,896
Less: imputed interest	(225)
Total lease liabilities	$1,671

Current operating lease liabilities	$681
Non-current operating lease liabilities	990
Total lease liabilities	$1,671

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

Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans); upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in CDD in September 2021 we borrowed $30.0 million of tranche A-2 term loans from the Lenders (Tranche A-2 Term Loans); and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment to extend the commitment date for the tranche C term loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. Also in May 2022, we delivered to Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. In October 2022, we entered into an amendment to, among other things, allow for the consummation of a revenue interest financing agreement (Revenue Interest Financing Agreement) with Sagard Health Royalty Partners (Sagard) and the transactions thereunder. In addition, the October 2022 amendment increased the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%. Under the terms of the Credit Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $25.0 million in term loans subject to the following milestone event:

●	Through December 31, 2023, $25.0 million of Tranche C Term Loans will be available for draw if we complete one or more financings (including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty, or a sublicense) resulting in gross proceeds to us of at least $40.0 million and net proceeds to us of at least $36.0 million (Qualified Financing Condition). However, the availability of this tranche is also subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials. We do not currently anticipate data from either Phase 3 trial prior to December 31, 2023.

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

In addition to the minimum liquidity covenant, we are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of June 30, 2023, we were in compliance with all covenants.

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

For the six months ended June 30, 2023, we recognized interest expense of $5.3 million, of which $4.3 million was interest on the Term Loans and $1.0 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of June 30, 2023 (in thousands):

Gross proceeds	$75,000
Contractual exit fee	2,003
Unamortized debt discount and issuance costs	(5,017)
Total note payable	$71,986

Current portion of note payable	3,850
Non-current portion of note payable	68,136
Total note payable	$71,986

The aggregate maturities of Notes payable as of June 30, 2023 are as follows (in thousands):

Remainder of 2023	$—
2024	11,250
2025	15,000
2026	48,750
Total	$75,000

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

Issuance costs pursuant to the Revenue Interest Financing Agreement consisted primarily of advisory and legal fees and totaled $2.6 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the six months ended June 30, 2023, we estimated an effective annual interest rate of approximately 19%. Over the course of the Revenue Interest Financing Agreement, the actual interest rate will be affected by the amount and timing of net ZTALMY revenue recognized and changes in the timing of forecasted net ZTALMY revenue. On a quarterly basis, we will reassess the expected timing of the net ZTALMY revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table summarizes the activity of the Revenue Interest Financing Agreement for the six months ended June 30, 2023 (in thousands):

Revenue Interest Financing Balance at December 31, 2022	$30,877
Non-cash interest expense in the six months ended June 30, 2023	2,916
Amortization of debt discount in the six months ended June 30, 2023	134
Payments made in the six months ended June 30, 2023	(421)
Revenue Interest Financing Balance at June 30, 2023	$33,506

Current portion of revenue interest financing liability	$1,556
Long-term portion of revenue interest financing liability	31,950
Revenue Interest Financing Balance at June 30, 2023	$33,506

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

At contract inception, we determined that the non-refundable portion of the upfront payment plus the research and development reimbursement constitutes the transaction price as of the outset of the Orion Collaboration Agreement. The refundable portion of the upfront payment and the future potential regulatory and development milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts had not yet been resolved. During 2022, the refundable portion of the upfront payment was determined to be included in the transaction price as the final genotoxicity study on the M2 metabolite of ganaxolone was received as described above, and the remaining $12.7 million of the upfront payment was recorded as collaboration revenue in the year ended December 31, 2022. The achievement of the future potential milestones is not within our control and is subject to certain research and development success and therefore carries significant uncertainty. As a result of the July 2023 EC approval of ZTALMY oral suspension for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age, we are now eligible under the Orion Collaboration Agreement to receive a commercial milestone payment of 10 million Euro, if commercial sales of ZTALMY commence in the Territory, due upon the earlier of (1) the first commercial sale of ZTALMY within two of a select set of countries consisting of Germany, France, Italy, Spain, and the United Kingdom or (2) the 18-month anniversary of the first commercial sale of ZTALMY in the Territory. We will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, we will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur since those payments relate primarily to the License, which was delivered by us to Orion upon entering into the Orion Collaboration Agreement.

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

During the six months ended June 30, 2023, we amortized $0.8 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total contract liability of $14.2 million as of June 30, 2023. In accordance with ASC 210-20, the contract liability of $14.2 million is offset by a contract asset of $4.0 million related to the reimbursement of research and development costs, resulting in a net contract liability of $10.2 million as of June 30, 2023.

Transaction Price and Net Contract Liability as of June 30, 2023:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of June 30, 2023	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	1,995	4,722
Supply of Licensed Product	9,503	-	9,503
	$37,880	$23,655	14,225

Less Total Contract Asset			3,992
Net Contract Liability			$10,233

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

As of December 31, 2022, we allocated the transaction price to the performance obligations as described below. There was no activity in the three and six months ended June 30, 2023. The cumulative collaboration revenue recognized as of June 30, 2023 is $3.0 million, which was the $3.0 million transaction price associated with the License as revenue for the year ended December 31, 2022. No license revenue was recorded in the three and six months ended June 30, 2023. There was a total contract liability of $7.0 million as of both June 30, 2023 and December 31, 2022. In accordance with ASC 210-20, the contract liability of $7.0 million is offset by a contract asset of $0.7 million, resulting in a net contract liability of $6.3 million as of both June 30, 2023 and December 31, 2022.

Transaction Price and Net Contract Liability as of June 30, 2023 and December 31, 2022:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of June 30, 2023 and December 31, 2022	Liability
License	$2,998	$2,998	$-
Supply of Licensed Product	7,002	-	7,002
	$10,000	$2,998	7,002

Less Total Contract Asset			700
Net Contract Liability			$6,302

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

Biologix Distribution and Supply Agreement

In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to Biologix on terms set forth in the respective agreements in exchange for a negotiated purchase price for the products. Upon execution of the Biologix Agreement, we received an upfront payment of $0.5 million which is to be amortized over the term of the agreement. We may be entitled to additional fees upon regulatory milestones. In the three and six months ended June 30, 2023, we recorded less than $0.1 million of collaboration revenue related to the Biologix Agreement.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans to continue to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in the U.S.;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) for ganaxolone;
●	our expectations regarding the commercialization of ganaxolone in the EU, including the timing thereof;
●	our ability to develop ganaxolone for additional indications, including Refractory Status Epilepticus (RSE), Established Status Epilepticus (ESE), Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, and the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone, including in indications other than CDD;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;
●	our ability to maintain marketing approval for ganaxolone in CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;

●	our expectations regarding our collaborations with Orion Corporation (Orion), Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia), and Biologix FZCo (Biologix) including the expected amounts and timings of milestone, royalty and other payments, including research and development reimbursement if applicable, pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits and contractual requirements derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone in CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our eligibility to receive funding under the remaining debt tranche available under the Credit Agreement with Oaktree;
●	our ability to create and maintain an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the pricing and the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the possibility that third parties, such as Ovid Therapeutics, Inc. (Ovid), may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business;
●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	our belief that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our ability to, among other actions, secure additional financing or strategic transactions and continue as a going concern;
●	the extent to which our business may have been adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and

●	the industry in which we operate and trends which may affect the industry or us.

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

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY (ganaxolone) oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients 2 years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We are developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of status epilepticus (SE). We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both acute in-hospital care and chronic at home-administration settings. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

COVID-19

COVID-19 affected our clinical operations and timelines. For example, our RAISE trial for refractory SE (RSE) is conducted in hospitals, primarily intensive care units in academic medical centers, which experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial. In May 2022, we resumed screening and recruitment for the RAISE trial. We now expect our interim analysis with top-line data readout for the RAISE trial to be available in the first quarter of 2024.

Our Products and Product Candidates

ZTALMY® (ganaxolone) oral suspension CV

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD-associated seizures. ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients 2 years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients in the third quarter of 2022. We recorded ZTALMY net product revenue of $4.2 million and $7.6 million in the three and six months ended June 30, 2023, respectively. On July 28, 2023, the EC granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. With the EC marketing authorization granted for ZTALMY, Orion Corporation (Orion), our commercialization partner for ZTALMY in Europe, has announced it has begun preparations for the launch of ZTALMY, including engaging in the required processes for obtaining pricing and reimbursement approval in the various European countries. The pricing and reimbursement process can be time consuming and may delay Orion’s commercial launch of ZTALMY in one or more European countries.

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

In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDD. The designation provides the drug developer with a seven year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees. Additionally, in November 2019, the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD. Prior to the grant of the marketing authorization, the COMP is required to determine whether the orphan drug designation criteria are still met. On 26 May 2023, the COMP provided a positive opinion to maintain the orphan drug designation for ganaxolone in CDD in the EU. In July 2020, the FDA granted Rare Pediatric Disease Designation (RPD Designation) for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. The approval of ZTALMY in CDD is based on data from a Phase 3 double-blind placebo-controlled trial (Marigold study), in which 101 patients were randomized and treated with ZTALMY. Clinical trial patients receiving ZTALMY showed a median 30.7% reduction in 28-day major motor seizure frequency, compared to a median 6.9% reduction for those receiving placebo, achieving the trial’s primary endpoint (p=0.0036). At two years in the open label extension phase of the Marigold study, patients (n=50) treated with ZTALMY experienced a median 48.2% reduction in major motor seizure frequency. These data suggest that patients who remain on treatment long-term may demonstrate continued reductions in seizure frequency. The most common adverse events in the double-blind portion of the Marigold study were somnolence (36.0% in the ganaxolone group compared to 15.7% in the placebo group), pyrexia (18.0% and 7.8%, respectively) and salivary hypersecretion (6.0% and 2.0%, respectively).

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

U.S. Commercial Strategy. Since ZTALMY was approved by the FDA, we have been focused on the implementation and execution of an integrated launch plan to make ZTALMY available to U.S. CDD patients through a specialty pharmacy. Key launch strategies have included and continue to include: (1) establishing our supply chain network and quality management system to assure product is available to patients; (2) driving clinical awareness of ZTALMY as the first and only FDA approved product indicated specifically for seizures associated with CDD; (3) deploying our field sales force to target physicians who treat this rare pediatric patient population; (4) engaging commercial and government payers with the objective of obtaining insurance coverage; and (5) developing our internal capabilities (such as Finance, Human Resources, Information Technology, Data Analytics and Compliance) to support our first launch as a commercial company.

U.S. Marketing Strategy.  Our marketing strategy is to reinforce that seizures are central to the constellation of CDD symptoms, establish ZTALMY as central to the comprehensive management of seizures associated with CDD, and ensure that patients have seamless access to ZTALMY from prescription through fulfillment. Our marketing campaign for ZTALMY is active, and our integrated commercial launch activities initiated in the third quarter of 2022.

U.S. Sales Strategy.  Our U.S. commercial sales force includes 16 regional account managers experienced in rare disease. Our field force is targeting identified key accounts and centers of excellence for CDD. Based on our market research, we estimate the addressable patient population for ZTALMY in CDD in the U.S. is approximately 2,000 patients. As this is the first product approved by the FDA specifically for seizures associated with CDD and the International Classification of Diseases, Tenth Revision (ICD10) code for CDD was established in 2021, there is limited data available for this specific market. We have strengthened both our market access and field force teams, and both payer and customer engagement are ongoing.

U.S. Market Access.  We have established a cross-functional payer and reimbursement account team with the objective of obtaining and maintaining reimbursement (coverage) of ZTALMY in the U.S. We are focusing our efforts on reimbursement from commercial payers where pharmacy benefit managers (PBMs) control the majority of commercial pharmacy-benefit lives and government payers, primarily Medicaid for the target population for CDD.  We expect approximately 50% of the CDD patient population will access primary coverage through Fee-for-Service or Managed Medicaid, with the remaining approximately 50% accessing primary coverage through commercial payers, with the top PBMs having significant influence. The prescribing and fulfillment process for ZTALMY is managed through ZTALMY One™, a comprehensive patient support program. Enrollment in the program offers various support and information to help caregivers and patients prescribed ZTALMY access their ZTALMY prescription and assist in determining eligibility for and access to co-pay support or free drug programs.

U.S. Specialty Pharmacy.  We are utilizing Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy, to provide services for U.S. patients, including patient enrollment, benefit verification and investigation, prior authorization support, patient education and drug counseling, dispensing of product and shipment coordination. We recorded our first sales of ZTALMY to Orsini in the third quarter of 2022.

U.S. Specialty Distributor. We are utilizing ASD Specialty Healthcare, LLC (ASD), a specialty distributor, to provide distribution services in the U.S. in connection with ZTALMY to institutional inpatient pharmacies, U.S. governmental customers, including any Department of Veterans Affairs or Department of Defense sites, and Kaiser Permanente facilities.

Infrastructure.  We continue to enhance our internal capabilities and processes to support a commercial stage company.  We have implemented a healthcare compliance program to guide our compliance with rules and regulations regarding pharmaceutical sales.

Manufacture of Commercial Supply. We have executed commercial supply agreements for ganaxolone active pharmaceutical ingredient (API) with our current manufacturer and also with our current supplier for finished bulk drug product. Additionally, we have executed a master supply agreement with a second API supplier to undertake certain process development activities and, if successful, provide commercial supplies of API and/or API intermediates.

Regulated as a Controlled Substance in the U.S. On June 1, 2022, the Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the Controlled Substances Act (CSA), which rule became final December 9, 2022. Under the CSA, drugs are classified into five (5) distinct categories or schedules depending upon the drug’s acceptable medical use and the drug’s abuse or dependency potential. Schedule V is defined by the DEA as drugs with lower potential for abuse than schedule IV and consist of preparations containing limited quantities of certain narcotics. ZTALMY became available for commercial sale and shipment to patients in the third quarter of 2022. As a controlled substance, ganaxolone is subject to the applicable CSA requirements such as registration, security, recordkeeping and reporting, storage manufacturing, distribution, importation and other requirements.

FDA Post-Marketing Requirements. In connection with FDA approval of ZTALMY for CDD, we have several post-marketing commitments. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022, the Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022 and the extractable/leachable study results on the container closure system were submitted to the FDA in July 2023. The remaining post-marketing requirements include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of M2 in rats; a CNS distribution study of the M47 metabolite in rats; and in vitro studies to assess the drug interaction potential of the M47 metabolite. We expect to be able to complete these remaining required FDA studies within the requested FDA timeframe.

Marketing Authorization Application

In August 2021, the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted our request for accelerated assessment of ganaxolone for the treatment of seizures associated with CDD. The marketing authorization application (MAA) for ganaxolone was submitted to the EMA on October 11, 2021 and on October 28, 2021 we received formal notification from the EMA that the CDD MAA was validated. With this validation, the EMA began its formal review of the MAA under the centralized procedure. On May 26, 2023, the CHMP adopted a positive opinion recommending approval of and on July 28, the EC approved ZTALMY oral suspension for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. The EC decision is applicable to all 27 EU member states plus Iceland, Norway and Liechtenstein. ZTALMY is the first treatment in the EU indicated for the treatment of seizures associated with CDD.

EC Post-Authorization Measures. In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures including; submission of the clinical study report (CSR) for Study 1042-HME-1001 and the final Study 1042-CDD-3001 CSR with the open-label trial completion, participate in Study LLF001 (CANDID observational study) and provide annual updates, participate in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and provide six monthly updates, conduct a toxicity study with a sediment dwelling organism and an updated Environmental Risk Assessment, develop a sodium benzoate-free suspension, assess the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time, conduct a Ganaxolone Steady-State Metabolite Study, M17 in vitro drug-drug interaction (DDI) Studies, a M17 in vivo PK Study with Brain Penetrance, a 26-Week Oral Gavage Toxicity Study of M2, a M2 Embryo-fetal Development study, a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested weight of evidence (WoE) assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. We expect to be able complete the required studies within the requested EMA timeframe.

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

In January 2021, we enrolled the first patient in the Phase 3 pivotal RAISE trial. The RAISE trial is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. We expect approximately 70 trial sites in hospitals, primarily across the U.S. and Canada, to participate. The RAISE trial is designed to enroll approximately 124 patients, to be randomized to receive ganaxolone or placebo added to standard of care. With this number of patients, the trial is designed to provide over 90% power to detect a 30% efficacy difference between ganaxolone and placebo. We reached alignment with the FDA on a protocol amendment, including a proposal for a potential interim analysis when two-thirds of the patients (approximately 82) have completed the trial. We anticipate reaching the enrollment target for the interim analysis and announcing topline data in the first quarter of 2024. We believe positive interim RAISE trial results could be adequate for regulatory filing purposes in RSE.

The co-primary endpoints for the RAISE trial are (1) proportion of patients with RSE who experience seizure cessation within 30 minutes of treatment initiation without other medications for SE treatment, and (2) proportion of patients with no progression to IV anesthesia for 36 hours following initiation of the trial drug. In June 2022, we announced that we amended the protocol for the RAISE trial to expand eligibility criteria to support recruitment. We broadened the inclusion criteria to permit patients previously treated with up to 18 hours of high-dose IV anesthesia to qualify for the trial, rather than excluding patients treated with anesthetics at high doses for any duration. We believe this will facilitate the enrollment of patients transferred to the ICU from other hospitals or the emergency room, who may already have received high doses of anesthetic medication for less than 18 hours.

Several academic medical centers and intensive care units participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays. Additionally, in February 2022, we temporarily paused the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24 months to meet product stability testing specifications. We notified the FDA of this issue and our plans to proactively pause the trial, and we subsequently provided additional information to the FDA to support resuming trial activities. In May 2022, we announced that the trial had resumed utilizing new batches of the current IV formulation of ganaxolone, and we implemented a reduced shelf life of 12 months. In agreement with the FDA, ganaxolone clinical supplies with the current IV formulation will be stored under refrigerated conditions for the entire duration of clinical use. Based on ongoing stability data, the shelf life of the current IV formulation has been updated to 18 months under refrigerated conditions, which was submitted in the subsequent IND amendment in February 2023. We manufactured the IV ganaxolone formulation with a new buffer and are targeting a shelf life of 24 months at room temperature, pending the results of ongoing stability monitoring. The FDA agreed that in principle a buffer change in the ganaxolone IV formulation is acceptable but requested additional information be submitted prior to use of the new formulation in the clinical trials. An IND amendment was submitted to the FDA in May 2023, and we are in the process of resupplying sites with the new formulation, which we believe will not require refrigeration and is expected to have a two-year shelf life.

Planning continues for a separate Phase 3 RSE trial to support an MAA in Europe (RAISE II trial). We gained alignment on the trial design at a meeting with the EMA in the first quarter of 2021. Due to the delay in clinical trial supply mentioned for the RAISE trial, the RAISE II trial initiation is planned for the second half of 2023. The RAISE II trial will be a double blind, placebo-controlled pivotal registration trial expected to enroll 70 patients who have failed first-line benzodiazepine treatment and at least one second-line AED. Patients will receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line AED. The simultaneous administration of a standard-of-care AED with the trial drug is expected to provide data complementary to that from the RAISE trial. There are two additional key differences between the RAISE and RAISE II trials. First, rather than specifying progression to IV anesthesia as a treatment failure, under the RAISE II protocol any escalation of care will constitute a treatment failure. This could be IV anesthesia or another second-line IV AED. Second, the primary analysis for the RAISE II trial will be a responder analysis, with response defined as SE cessation within 30 minutes and no escalation of care within 36 hours, rather than the co-primary endpoints in the RAISE trial, which require statistical significance to be achieved independently on both the 30-minute and 36-hour outcomes.

The FDA has indicated alignment on the overall trial design for a third SE trial, the RESET trial, a Phase 2 trial evaluating ganaxolone in the treatment of ESE, for which completion of the first cohort is expected by the end of 2023. The RESET trial will enroll patients with convulsive SE presenting to emergency departments and will be conducted under Exception from Informed Consent (EFIC) guidelines. The RESET trial will consist of two phases: an initial open-label, dose optimization phase and a subsequent double-blind placebo-controlled phase. In the open-label portion of the trial, sequential cohorts will receive IV ganaxolone for varying durations and at different doses. The dosing for each cohort will depend on the treatment effect and tolerability seen in the previous one, with the expected optimal dose and duration of ganaxolone incorporated in the double-blind phase of the trial to follow. We expect that the double-blind placebo-controlled phase will enroll approximately 80 ESE patients randomized equally to IV ganaxolone or placebo added to a standard-of-care AED. The primary efficacy endpoint will be the absence of electrographic (rapid EEG) evidence of SE or recurrence of generalized convulsions at 1 hour after the initiation of treatment.

We do not have a clinical trial ongoing in SRSE, however, physicians have requested ganaxolone for 19 patients in SRSE under emergency investigational new drug (EIND) applications that have been approved by the FDA.

In September 2021, the U.S. Patent and Trademark Office (USPTO) granted us a patent on a method of treating SE, including dosing regimens. This issued patent expires in 2040. That patent is a member of a patent family we own that includes pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. The USPTO granted us a second patent for SE on June 20, 2023, which includes claims related to our clinical therapeutic regimen for the treatment of SE using IV ganaxolone. These new claims cover therapeutic regiments in which high doses of ganaxolone are administered, which we believe is relevant for some patients, and strengthens our intellectual property portfolio for the treatment of SE, including SRSE, using ganaxolone.

In July 2022, the USPTO issued a patent to Ovid with claims that encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of Ovid’s U.S. Patent No. 11,395,817 with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (PTAB). Our petition for PGR argues that the claims of U.S. Patent No. 11,395,817 are unpatentable on multiple grounds as lacking novelty under 35 USC § 102 and being obvious under 35 USC § 103 and, if not invalid under § 102 or § 103, as lacking enablement under 35 USC § 112. Ovid filed a preliminary response to our petition on June 20, 2023, and the PTAB has until September 20, 2023 to decide whether to grant our petition and institute the PGR. If the PGR is instituted and we do not prevail, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to challenge the Ovid patent in court will be limited in certain respects.

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

In response to our request for an End of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. We believe that, based on the FDA’s written responses, and with the FDA approval of CDD, a single trial could serve as necessary support for regulatory approval for TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, the EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses from the EMA, like those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the first quarter of 2022 and dosing the first patient in the second quarter of 2022, we are actively enrolling patients in the U.S. and Western Europe for this global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone in approximately 160 patients. We expect to expand the trial to include up to 90 sites, including several TSC centers of excellence, predominantly in the U.S., Western Europe, Canada, Australia, China and Israel. The primary endpoint for the TrustTSC trial is percent change in 28-day frequency of TSC-associated seizures. We plan to announce top-line data from the TrustTSC trial by mid-2024.

In July 2023, the USPTO granted us a patent on a method of treating TSC-related epilepsy by administering oral ganaxolone. This issued patent expires in 2040. This patent is a member of a patent family we own that includes pending patent applications that claim certain therapeutic regimens for the treatment of TSC.

Second-Generation Formulation, Clinical Development in Lennox-Gastaut Syndrome (LGS) and Prodrug Development

Top-line data from a single ascending dose (SAD) Phase 1 trial in healthy volunteers utilizing the first candidate for a second-generation formulation of ganaxolone demonstrated linear pharmacokinetic (PK) properties at doses of up to 1200 mg and PK characteristics that may allow for twice-daily dosing. Additionally, as shown in the figure below, while area under the curve (AUC), which quantifies the total exposure to drug over a period of time, demonstrated linear kinetics through the full range dosed, Cmax, which is the maximum serum concentration that a drug achieves after administration, showed less substantial increases at the higher end of the dose range. These findings suggest that efficacy could be improved using higher doses of ganaxolone without corresponding increases in dose-related side effects, such as somnolence. This would permit greater individualization of dosing to optimize efficacy and tolerability.

We believe that the data support further clinical development of this formulation of ganaxolone. We received preliminary feedback from the FDA on the design of the multiple ascending dose (MAD) trial. The FDA requested additional data, including the SAD clinical trial report, prior to initiating the MAD trial. The information was provided to the FDA and, upon review, the FDA indicated that we may proceed with the proposed trial. We initiated the MAD trial in the third quarter of 2023 with preliminary data expected by the end of 2023.

The development of ganaxolone prodrug compounds continues to advance, with lead oral and IV candidates selected, and Phase 1 data targeted for 2024.

We plan to pursue the development of the second-generation formulation of ganaxolone for LGS, a severe form of epilepsy that typically begins between one and eight years of age. Affected children have neurodevelopmental impairments and intractable seizures, including focal, atonic, tonic, generalized tonic-clonic and atypical absence seizures. In March 2023, the FDA granted orphan drug designation to ganaxolone for the treatment of LGS. This designation applies to the active moiety of ganaxolone and is not dependent on the formulation. Given the overlap in seizure types and etiologies with other disorders where ganaxolone has potential to reduce seizures, such as CDD and TSC, we believe that LGS represents a promising opportunity for ganaxolone development. We expect to finalize the clinical program design for LGS in the first quarter of 2024, pending results of the MAD trial that we initiated in the third quarter of 2023.

Operations

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients in the third quarter of 2022. We recorded $4.2 million and $7.6 million of net ZTALMY sales in the three and six months ended June 30, 2023, respectively. Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses and negative cash flows from our operations. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. We incurred net losses of $31.9 million and $66.7 million for the three and six months ended June 30, 2023, respectively. We incurred net losses of $39.4 million and $58.8 million for the three and six months ended June 30, 2022 respectively. Our accumulated deficit as of June 30, 2023 was $497.2 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we carry out all of our planned commercialization and continued research and development activities with respect to ganaxolone.

We anticipate that our expenses will increase substantially as we:

●	conduct multiple later stage clinical trials in targeted indications;
●	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;
●	continue to establish and implement sales, marketing and distribution capabilities to commercialize ganaxolone;
●	conduct other preclinical studies and clinical trials to support the filing of NDAs with the FDA, MAAs with the EMA and other marketing authorization filings with regulatory agencies in other countries;
●	acquire the rights to other product candidates and fund their development;
●	maintain, expand and protect our global intellectual property portfolio;

●	hire additional clinical, manufacturing, scientific and commercial personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts.

We had cash, cash equivalents and short-term investments of $175.3 million as of June 30, 2023. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

Financial Overview

Product Revenue, net

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment to patients in the third quarter of 2022. We have three customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents over 99% of our ZTALMY revenue to date. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

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

We have also entered into agreements for commercialization of ganaxolone in other territories with (i) NovaMedica LLC (NovaMedica), whereby NovaMedica has the right to market and sell ganaxolone in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, and (ii) Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in

Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to NovaMedica and Biologix on terms set forth in the respective agreements in exchange for a negotiated purchase price for the products. As of the first quarter 2023, we have initiated limited sales of ZTALMY to NovaMedica to support on-going early access programs associated with patients from the Marigold trial. We continue to assess opportunities in other markets to further expand the distribution and commercialization of ganaxolone globally.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of ganaxolone, which include:

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	expenses incurred under agreements with clinical research organizations (CROs) and investigative sites that conduct our clinical trials and preclinical studies;
●	the cost of acquiring, developing and manufacturing clinical trial materials;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other supplies and services;
●	costs associated with preclinical activities and regulatory operations; and
●	costs associated with developing new formulations and prodrugs of ganaxolone.

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

Benefit for Income Taxes

We recorded a $1.5 million benefit for income taxes due to the identification of a discrete item of tax determined upon preparation of our 2022 tax return in the three and six months ended June 30, 2023. We did not have a provision for income taxes in the three or six months ended June 30, 2022.

Results of Operations

Product Revenue, net

We recognized $4.2 million and $7.6 million of ZTALMY net product revenue for the three and six months ended June 30, 2023, respectively. As ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients in the third quarter of 2022, we did not recognize any product revenue in the three and six months ended June 30, 2022.

Federal Contract Revenue

We recognized $1.8 million and $8.9 million of federal contract revenue for the three and six months ended June 30, 2023 as a result of the BARDA Contract. We recognized $1.8 million and $3.3 million of federal contract revenue for the three and six months ended June 30, 2022, respectively, as a result of the BARDA Contract. The increase in the six months ended June 30, 2023 compared to the 2022 period primarily relates to expenses incurred in connection with on-going validation of a new third-party supplier of ganaxolone API.

Collaboration Revenue

Collaboration revenue, which resulted from our agreement with Biologix, was less than $0.1 million for each of the three and six months ended June 30, 2023. No collaboration revenue was recorded in the three months ended June 30, 2022. Collaboration revenue was $12.7 million for the six months ended June 30, 2022 a result of revenue recognition related to the previously refundable upfront payment pursuant to the Orion Collaboration Agreement. In connection with the upfront fee related to the Orion Collaboration Agreement, we agreed to provide Orion with the results of an ongoing genotoxicity study. In May 2022, the final study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As a result of the study’s findings, we are not required to refund Orion any of the upfront fee and Orion does not have the right to terminate the Orion Collaboration Agreement based on the study outcome. During the six months ended June 30, 2022, we allocated the previously refundable portion of the upfront payment to the transaction price and recognized the related revenue.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
CDKL5 deficiency disorder (1)	$816	$1,209	$2,055	$2,064
PCDH19-related epilepsy (2)	31	483	125	1,063
Tuberous Sclerosis (3)	3,585	2,713	7,374	4,307
Drug Development – Suspension (4)	888	307	1,158	1,655
Oral Indications Subtotal	5,320	4,712	10,712	9,089

Status epilepticus (5)	3,578	1,954	6,580	3,823
Drug Development – IV (6)	939	2,272	9,428	3,980
IV Indications Subtotal	4,517	4,226	16,008	7,803

Other research and development (7)	632	3,948	1,828	5,395
Indirect research and development (8)	10,943	8,609	20,797	17,199
Total	$21,412	$21,495	$49,345	$39,486

(1)	The decrease in the three months ended June 30, 2023 compared to the 2022 period was due primarily to decreased clinical trial activity. Costs for the six months ended June 30, 2023 compared to the 2022 period remained relatively flat as we had increased clinical site close-out activities related to the Marigold trial and increased activity associated with the MAA application and review in the first quarter of 2023, all of which were partially offset by the decrease in clinical trial activity in the three months ended June 30, 2023 compared to the 2022 period.
(2)	The decrease in the three and six months ended June 30, 2023 compared to the 2022 period was due to reduced clinical activity, specifically completion of the open label extension portion of the PCDH-19 trial.
(3)	The increase in the three and six months ended June 30, 2023 compared to the 2022 period was due primarily to increased Phase 3 TSC trial activity, including increased global site activity and an investigator meeting, as compared to more limited Phase 3 activity in the 2022 period.
(4)	The increase in the three months ended June 30, 2023 compared to the 2022 period was due primarily to higher manufacturing development activity related to clinical trial batches than in the prior 2022 period. The decrease in the six months ended June 30, 2023 compared to the 2022 period was due primarily to higher manufacturing development activity related to pre-validation and registration batches in the 2022 period, partially offset by the higher manufacturing development activity related to clinical trial batches in the three months ended June 30, 2023.

(5)	The increase in the three and six months ended June 30, 2023 compared to the 2022 period was due primarily to increased RAISE and RAISE II Phase 3 trial activity.
(6)	The decrease in the three months ended June 30, 2023 compared to the 2022 period was primarily due to set-up fees at a new third party manufacturer in the 2022 period. The increase in the six months ended June 30, 2023 compared to the 2022 period was due primarily to start-up costs associated with validation of a new third-party supplier of ganaxolone API with no comparable costs in the prior 2022 period.
(7)	Other research and development expenses include external expenses associated with preclinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies, and other professional fees. The decrease in the three and six months ended June 30, 2023 compared to the 2022 period was due primarily to decreased activities associated with the Phase 1 clinical trials.
(8)	The increase in the three and six months ended June 30, 2023 compared to the 2022 period was primarily related to increased personnel costs in support of our increased activity in preclinical, clinical, and manufacturing activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.7 million and $30.9 million for the three and six months ended June 30, 2023, respectively, compared to $17.1 million and $28.8 million for the three and six months ended June 30, 2022, respectively. The primary drivers of the decrease for the three months ended June 30, 2023 compared to 2022 were $1.7 million in decreased commercial costs, primarily as a result of significant commercial-launch preparedness activities in 2022 and net other cost decreases of $0.2 million. These decreases were partially offset by $0.5 million in increased employee and personnel costs. The primary drivers of the increase for the six months ended June 30, 2023 compared to 2022 were $2.9 million in increased employee and personnel costs, $1.1 million in increased general costs including professional fees; and net other cost increases of $0.8 million. These increases were partially offset by $2.7 million in decreased commercial costs, primarily due to significant commercial-launch preparedness activities in 2022.

Interest Income

Interest income was $2.1 million and $4.5 million for the three and six months ended June 30, 2023, respectively, compared to less than $0.1 million for the three and six months ended June 30, 2022, respectively. The increase is due to the increase in cash, cash equivalent and short-term investments and increased yield.

Interest Expense

Interest expense was $4.2 million and $8.4 million for the three and six months ended June 30, 2023, respectively, compared to $2.7 million and $4.3 million for the three and six months ended June 30, 2022, respectively. Interest expense for the six months ended June 30, 2023 included $4.3 million of interest paid and $1.0 million of debt amortization in connection with our Note Payable (Note 10 in accompanying notes to consolidated financial statements), and $2.9 million of non-cash interest expense and $0.1 million of debt amortization related to our revenue interest financing payable (Note 11 in accompanying notes to consolidated financial statements). Interest expense for the six months ended June 30, 2022 included $3.5 million of interest paid, $0.7 million of debt amortization, and $0.1 million related to commitment fees paid in connection with our Note payable.

Other Income (Expense), net

Other income was not material for the three and six months ended June 30, 2023. Other expense was $1.1 million for the six months ended June 30, 2022, which consisted principally of foreign currency transaction losses, losses on fixed assets held for sale, and fair value adjustments. Other expense was not material for the three months ended June 30, 2022.

Liquidity and Capital Resources

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $66.7 million and $58.8 million for the six months ended June 30, 2023 and 2022, respectively. Our cash used in operating activities was $65.8 million for the six months ended June 30, 2023 compared to $61.3 million for the six months ended June 30, 2022. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt.

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

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $175.3 million. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

Orion Commercialization Agreement

On July 30, 2021, we entered into the Orion Collaboration Agreement, whereby Orion received exclusive rights to commercialize the oral and IV dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland (collectively, Territory) in multiple seizure disorders, including CDD, TSC and RSE. Under the agreement, we received a €25 million ($29.6 million) upfront fee. We are eligible to receive up to an additional €97 million in research and development reimbursement and cash milestone payments based on specific clinical and commercial achievements, as well as tiered royalty payments based on net sales ranging from the low double-digits to high teens for the oral programs and the low double-digits to low 20s for the IV program. As a result of the July 2023 EC approval of ZTALMY oral suspension for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age, we are now eligible under the Orion Collaboration Agreement to receive a commercial milestone payment of 10 million Euro, if commercial sales of ZTALMY commence in the Territory, upon the earlier of (1) the first commercial sale of ZTALMY within two of a select set of countries consisting of Germany, France, Italy, Spain, and the United Kingdom or (2) the 18-month anniversary of the first commercial sale of ZTALMY in the Territory. Also, as part of the overall arrangement, we have agreed to supply the Licensed Products to Orion at an agreed upon price.

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

Biologix Distribution and Supply Agreement

In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to Biologix on terms set forth in the Biologix Agreement in exchange for a negotiated purchase price for the products. Upon execution of the Biologix Agreement, we received an upfront payment of $0.5 million which is to be amortized over the term of the agreement. We may be entitled to additional fees upon regulatory milestones. In the six months ended June 30, 2023, we recorded less than $0.1 million of collaboration revenue related to the Biologix Agreement.

NovaMedica Agreement

In June 2013, we entered into a clinical development and collaboration agreement with NovaMedica LLC (NovaMedica) for commercialization of ganaxolone, and in December 2022, as amended in May 2023, we entered into a manufacturing and supply agreement with NovaMedica, whereby NovaMedica has the right to market and sell ganaxolone in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. In exchange for distribution rights, we will be the exclusive supplier of our products to NovaMedica on terms set forth in the NovaMedica Agreement in exchange for a negotiated purchase price for the products. As of the first quarter of 2023, we have initiated limited sales of ZTALMY to NovaMedica to support on-going early access programs associated with patients from the Marigold trial.

Oaktree Credit Agreement

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022 and October 28, 2022 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, Lenders) that provides for a five-year senior secured term loan facility in an aggregate original principal amount of up to $100.0 million, available to us in four tranches (collectively, Term Loans). As of June 30, 2023, we had drawn on three tranches, and the following tranche remained available to us:

●	Through December 31, 2023, $25.0 million of Tranche C Term Loans will be available for draw if we complete one or more financings (including through the issuance of common stock, convertible debt, subordinated debt, a synthetic royalty or a sublicense) resulting in gross proceeds to us of at least $40.0 million and net proceeds to us of at least $36.0 million (Qualified Financing Condition). However, the availability of this tranche is also subject to either our current Phase 3 trial in RSE or a Phase 3 trial in TSC achieving statistical significance (p value < 0.05) across all primary endpoints and ganaxolone must be generally well tolerated, with a safety profile generally consistent with previous clinical trials. We do not currently anticipate data from either Phase 3 trial prior to December 31, 2023.

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

Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (as subsequently amended on March 31, 2023, the EDA) with JMP Securities LLC (JMP) to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a maximum aggregate offering price through JMP, acting as agent and/or principal. Subject to the terms and conditions of the EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. We did not sell any shares of our common stock during the three and six months ended June 30, 2023 and 2022 under the EDA.

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

Cash Flows

Operating Activities. Cash used in operating activities increased to $65.8 million for the six months ended June 30, 2023 compared to $61.3 million for the same period in 2022. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, accretion of revenue interest financing and amortization of discounts on short-term investments, stock-based compensation, cost of license agreement and changes in the net contract assets/liabilities related to the Orion, Tenacia and Biologix collaboration agreements, the change in cash used in operating activities for the six months ended June 30, 2023 compared to the same period in 2022, was primarily the result of decreases in the changes in accounts payable, accrued expenses, other long term-liabilities, prepaid expenses, other current assets, inventory and accounts receivable and an increase in operating expenses.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2023 represents $52.0 million in purchases of short-term investments partially offset by $5.0 million in maturities of short-term investments.

Cash used in investing activities for the three months ended June 30, 2022 represents $0.4 million in purchases of property and equipment.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2023 represents $0.5 million in proceeds from the exercise of stock options, partially offset by $0.4 million of payments in connection with the Revenue Interest Financing Agreement with Sagard. Cash provided by financing activities for the six months ended June 30, 2022 includes $29.4 million in proceeds from notes payable, net of issuance costs, and $1.7 million in proceeds from the exercise of stock options.

Funding Requirements

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $66.7 million for the six months ended June 30, 2023. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis.

We had cash, cash equivalents and short-term investments of $175.3 as of June 30, 2023. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the second half of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended June 30, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 9, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and product candidates, all of which contain ganaxolone and to use our related technologies. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to one or more of our products, including interference or derivation proceedings before the U.S. Patent and Trademark Office (USPTO). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing one or more of our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing one or more of our products. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing one or more of our products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

On July 26, 2022, the USPTO issued U.S. Patent No. 11,395,817 to Ovid Therapeutics, Inc. (Ovid) with claims that encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of Ovid’s U.S. Patent No. 11,395,817 with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (the PTAB). Our petition for PGR argues that the claims of U.S. Patent No. 11,395,817 are unpatentable on multiple grounds. Ovid filed a preliminary response to our petition on June 20, 2023, and the PTAB has until September 20, 2023 to decide whether to grant our petition and institute the PGR. If the PGR is instituted and we do not prevail, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to challenge the validity of Ovid’s U.S. Patent No. 11,395,817 in court would be limited, or we may not be able challenge the validity of the patent in court at all.

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

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN, M.D.	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	August 10, 2023
Scott Braunstein, M.D.

/s/ STEVEN PFANSTIEL	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 10, 2023
Steven Pfanstiel