Form 10-Q
period 2023-09-30
MARINUS PHARMACEUTICALS, INC.
filed 2023-11-07
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 3, 2023, was: 54,573,581.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$140,437	$240,551
Short-term investments	35,919	—
Accounts receivable, net	4,281	6,348
Inventory	2,736	77
Prepaid expenses and other current assets	11,667	5,402
Total current assets	195,040	252,378
Property and equipment, net	3,909	4,236
Other assets	1,857	2,904
Total assets	$200,806	$259,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,626	$4,461
Current portion of notes payable	7,700	—
Current portion of revenue interest financing payable	1,901	1,020
Accrued expenses	18,328	19,536
Total current liabilities	30,555	25,017
Notes payable, net of deferred financing costs	64,783	71,018
Revenue interest financing payable, net of deferred financing costs	32,855	29,857
Contract liabilities, net	17,105	16,285
Other long-term liabilities	971	1,341
Total liabilities	146,269	143,518
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2023; 4,300 shares issued and outstanding at December 31, 2022	—	4,043
Common stock, $0.001 par value; 150,000,000 shares authorized, 54,580,797 issued and 54,573,490 outstanding at September 30, 2023 and 49,650,074 issued and 49,642,767 outstanding at December 31, 2022	55	50
Additional paid-in capital	584,710	542,428
Treasury stock at cost, 7,307 shares at September 30, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	(71)	—
Accumulated deficit	(530,157)	(430,521)
Total stockholders’ equity	54,537	116,000
Total liabilities and stockholders’ equity	$200,806	$259,518

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Product revenue, net	$5,429	$555	$13,010	$555
Federal contract revenue	1,891	1,785	10,753	5,088
Collaboration revenue	18	—	36	12,673
Total revenue	7,338	2,340	23,799	18,316

Expenses:
Research and development	23,661	19,002	73,006	58,488
Selling, general and administrative	14,868	13,389	45,794	42,187
Cost of product revenue	455	48	1,047	48
Cost of IP license fee	—	—	—	1,169
Total expenses	38,984	32,439	119,847	101,892
Loss from operations	(31,646)	(30,099)	(96,048)	(83,576)
Interest income	1,895	514	6,366	610
Interest expense	(4,242)	(2,634)	(12,597)	(6,982)
Gain from sale of priority review voucher, net	—	107,375	—	107,375
Other income (expense), net	1,021	(114)	1,105	(1,179)
(Loss) income before income taxes	(32,972)	75,042	(101,174)	16,248

(Provision) benefit for income taxes	—	(1,752)	1,538	(1,752)
Net (loss) income	$(32,972)	$73,290	$(99,636)	$14,496

Net income allocated to preferred shareholders	—	1,656	—	336
Net (loss) income applicable to common shareholders	$(32,972)	$71,634	$(99,636)	$14,160

Per share information:
Net (loss) income per share of common stock—basic	$(0.61)	$1.93	$(1.89)	$0.38
Net (loss) income per share of common stock—diluted	$(0.61)	$1.89	$(1.89)	$0.37
Basic weighted average shares outstanding	53,920,109	37,202,269	52,755,114	37,084,060
Diluted weighted average shares outstanding	53,920,109	37,910,511	52,755,114	38,393,754

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	43	—	(71)	—
Total comprehensive (loss) income	$(32,929)	$73,290	$(99,707)	$14,496

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(99,636)	$14,496
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from sale of PRV, net of transaction costs	—	(107,375)
Depreciation and amortization	426	336
Amortization of debt issuance costs	1,659	1,133
Accretion of revenue interest financing debt	4,421	—
Amortization of discount on short-term investments	(995)	—
Stock-based compensation expense	11,638	11,091
Amortization of net contract asset/liability	(1,259)	(1,000)
Noncash lease expense	146	194
Noncash lease liability	300	252
Write off of fixed assets	61	169
Issuance of common stock for cost of license agreement	—	1,169
Unrealized loss on foreign currency transactions	—	930
Changes in operating assets and liabilities:
Refund liability	—	(22,163)
Net contract asset/liability	2,079	11,057
Prepaid expenses and other current assets, non-current assets, inventory and accounts receivable	(6,290)	(2,313)
Accounts payable and accrued expenses	(3,559)	1,052
Net cash used in operating activities	(91,009)	(90,972)
Cash flows from investing activities
Proceeds from sale of PRV, net of transaction costs	—	107,375
Proceeds from sale of property and equipment	9	—
Maturities of short-term investments	17,000	—
Purchases of short-term investments	(51,995)	—
Purchases of property and equipment	(85)	(1,682)
Net cash (used in) provided by investing activities	(35,071)	105,693
Cash flows from financing activities
Proceeds from exercise of stock options	783	1,763
Proceeds from notes payable, net of fees	—	28,838
Payments of revenue interesting financing debt	(737)	—
Proceeds from equity offerings, net of offering costs	25,920	—
Net cash provided by financing activities	25,966	30,601
Net (decrease) increase in cash and cash equivalents	(100,114)	45,322
Cash and cash equivalents—beginning of period	240,551	122,927
Cash and cash equivalents—end of period	$140,437	$168,249
Supplemental disclosure of cash flow information
Unrealized loss on short-term investments	$(71)	$—
Financing costs	$97	$—
Cash paid for interest during the period	$6,540	$—
Cash paid for income taxes during the period	$903	$—
Property and equipment in deposits placed in service	$—	$1,665

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, December 31, 2021	4,575	$4,302	36,790,254	$37	$459,852	7,307	$—	$—	$(410,705)	$53,486
Stock-based compensation expense	—	—	—	—	3,378	—	—	—	—	3,378
Exercise of stock options	—	—	225,165	—	1,733	—	—	—	—	1,733
Issuance of stock related to IP license agreement with Ovid	—	—	123,255	—	1,169	—	—	—	—	1,169
Net Loss	—	—	—	—	—	—	—	—	(19,361)	(19,361)
Balance, March 31, 2022	4,575	$4,302	37,138,674	$37	$466,132	7,307	$—	—	$(430,066)	$40,405
Stock-based compensation expense	—	—	—	—	3,817	—	—	—	—	3,817
Net issuance of common stock in connection with the vesting of restricted stock	—	—	2,508	—	—	—	—	—	—	—
Exercise of stock options	—	—	2,968	—	14	—	—	—	—	14
Conversion of convertible preferred stock into common	(275)	(259)	55,000	—	259	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(39,433)	(39,433)
Balance, June 30, 2022	4,300	$4,043	37,199,150	$37	$470,222	7,307	$—	—	$(469,499)	$4,803
Stock-based compensation expense	—	—	—	—	3,895	—	—	—	—	3,895
Exercise of stock options	—	—	3,304	—	16	—	—	—	—	16
Net settlement of restricted shares	—	—	(5,810)	—	—	—	—	—	—	—
Conversion of convertible preferred stock into common	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	73,290	73,290
Balance, September 30, 2022	4,300	$4,043	37,196,644	$37	$474,133	7,307	—	$—	(396,209)	82,004

Balance, December 31, 2022	4,300	$4,043	49,642,767	$50	$542,428	7,307	$—	$—	$(430,521)	$116,000
Stock-based compensation expense	—	—	—	—	3,741	—	—	—	—	3,741
Net issuance of common stock in connection with the vesting of restricted stock	—	—	22,350	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	—	—	(34,730)	(34,730)
Balance, March 31, 2023	4,300	$4,043	49,665,117	$50	$546,169	7,307	$—	$74	$(465,251)	$85,085
Stock-based compensation expense	—	—	—	—	3,891	—	—	—	—	3,891
Net issuance of common stock in connection with the vesting of restricted stock	—	—	11,625	—	—	—	—	—	—	—
Exercise of stock options	—	—	72,440	—	485	—	—	—	—	485
Conversion of convertible preferred stock into common	(4,300)	(4,043)	860,000	1	4,042	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(188)	—	(188)
Net loss	—	—	—	—	—	—	—	—	(31,934)	(31,934)
Balance, June 30, 2023	—	$—	50,609,182	$51	$554,587	7,307	$—	(114)	$(497,185)	$57,339
Stock-based compensation expense	—	—	—	—	4,006	—	—	—	—	4,006
Exercise of stock options	—	—	50,338	—	298	—	—	—	—	298
Net issuance of common stock in connection with the vesting of restricted stock	—	—	224,170	—	—	—	—	—	—	—
Issuance of common stock in connection with at-the-market facility offering (average price of $7.17 per share), net of expenses of $529	—	—	3,689,800	4	25,819	—	—	—	—	25,823
Unrealized gain on short-term investments	—	—	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	—	—	(32,972)	(32,972)
Balance, September 30, 2023	—	$—	54,573,490	$55	$584,710	7,307	—	$(71)	(530,157)	54,537

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients two years of age and older. In June 2022, the U.S. Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V (CV) of the Controlled Substances Act (CSA), which rule became final on December 9, 2022. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. With the EC marketing authorization granted for ZTALMY, Orion Corporation (Orion), our commercialization partner for ZTALMY in Europe, has announced it has begun preparations for the launch of ZTALMY, including engaging in the required processes for obtaining pricing and reimbursement approval in the various European countries. The pricing and reimbursement process can be time consuming and may delay Orion’s commercial launch of ZTALMY in one or more European countries. We are developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of refractory status epilepticus (RSE). We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both acute hospital care and chronic at home-administration settings. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

COVID-19 affected our clinical operations and timelines. For example, our Randomized Therapy In Status Epilepticus (RAISE) trial for RSE is conducted in hospitals, primarily intensive care units in academic medical centers, which experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial. In May 2022, we resumed screening and recruitment for the RAISE trial. We now expect our interim analysis with top-line data readout for the RAISE trial to be available in the second quarter of 2024, if the pre-defined stopping criteria from the planned interim analysis are met.

Liquidity

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $99.6 million for the nine months ended September 30, 2023. There is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone (in indications other than CDD in the U.S.) will require significant additional financing. Our accumulated deficit as of September 30, 2023 was $530.2 million, and we expect to incur substantial losses in future periods. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions or other sources, and revenues from product sales. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the continued development and commercialization of ganaxolone.

Management’s operating plan, which underlies the analysis of our ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, for the one-year period after the date the financial statements are issued. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

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

Short-term Investments

We classify our short-term investments as available-for-sale securities, which include U.S. government agency debt securities and U.S. treasury debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in comprehensive loss and accumulated other comprehensive income (loss) within stockholders’ equity. All of our investments were short-term in nature as of September 30, 2023.

Accounts Receivable, net

Net trade receivables related to ZTALMY sales, which are recorded in net accounts receivable on the consolidated balance sheets, were approximately $2.3 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively. As of both September 30, 2023 and December 31, 2022, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on our assessment of the creditworthiness and financial condition of our customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. Payment terms for Orsini are approximately 30 days from the shipment date.

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

3. Cash, Cash Equivalents and Short-Term Investments

As of September 30, 2023, our cash and cash equivalents included $1.2 million of cash accounts in banking institutions and $139.3 million in money market funds. As of December 31, 2022, our cash and cash equivalents included $10.6 million of cash accounts in banking institutions and $230.0 million in money market funds. Our cash and cash equivalents are maintained in federally insured financial institutions in excess of the federally insured limit. Included in other assets at September 30, 2023 was $0.2 million of accrued interest receivable related to our short-term investments.

The following table provides details regarding our portfolio of short-term investments (in thousands) as of September 30, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$28,624	$97	$(155)	$28,566
U.S. Government Agency securities	7,366	21	(34)	7,353
Total	$35,990	$118	$(189)	$35,919

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of September 30, 2023, all of our financial assets and liabilities were classified as Level 1 or Level 2 valuations. As of December 31, 2022, all of our financial assets and liabilities were classified as Level 1 valuations.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets
Cash	$1,161	$—	$—	$1,161
Money market funds (cash equivalents)	139,276	—	—	139,276
U.S. Treasury securities	—	28,566	—	28,566
U.S. Government Agency securities	—	7,353	—	7,353
Total assets	$140,437	$35,919	$—	$176,356
December 31, 2022
Assets
Cash	$10,569	$—	$—	$10,569
Money market funds (cash equivalents)	229,982	—	—	229,982
Total assets	$240,551	$—	$—	$240,551

5. Inventory

Inventories are stated at actual costs and consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$1,410	$—
Work in process	571	—
Finished goods	755	77
Total Inventories	$2,736	$77

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll and related costs	$7,159	$7,061
Clinical trials and drug development	5,303	5,725
Professional fees	594	1,417
Accrued tax provision	—	2,445
Third-party commercial expenses	3,708	1,880
Short-term lease liabilities	704	637
Other	860	371
Total accrued expenses	$18,328	$19,536

7. Net (Loss) Income Per Share of Common Stock

Basic net (loss) income per share of common stock is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period, without consideration for potential dilutive shares of common stock. Diluted net (loss) income per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock. Diluted net (loss) income per share of common stock is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Basic and diluted net (loss) income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities, which include convertible preferred stock.

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

The computations for basic and diluted net (loss) income per share were as follows (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator
Net (loss) income	$(32,972)	$73,290	$(99,636)	$14,496
Less: Net income attributable to preferred shareholders	—	(1,656)	—	(336)
Net (loss) income attributable to common shareholders	(32,972)	71,634	(99,636)	14,160

Denominator
Basic weighted average shares outstanding	53,920,109	37,202,269	52,755,114	37,084,060
Effect of dilutive securities	—	708,242	—	1,309,694
Diluted weighted average shares outstanding	53,920,109	37,910,511	52,755,114	38,393,754

Basic net (loss) income per share of common stock	$(0.61)	$1.93	$(1.89)	$0.38
Diluted net (loss) income per share of common stock	$(0.61)	$1.89	$(1.89)	$0.37

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding prior to the use of the two-class method, as they would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Restricted stock awards and restricted stock units	1,265,316	—	1,265,316	—
Stock options	7,188,661	4,735,841	7,188,661	4,566,687
	8,453,977	4,735,841	8,453,977	4,566,687

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of September 30, 2023, 577 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of September 30, 2023, 5,063,925 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 775,794 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2023, the shares of common stock available for future grants under the 2014 Plan was increased by 2,020,111.

Stock Options

There were 7,188,661 stock options outstanding as of September 30, 2023 at a weighted average exercise price of $9.75 per share, including 2,124,159 stock options outstanding outside of the 2014 Plan, granted as inducements to new employees. During the nine months ended September 30, 2023, 1,971,291 options were granted to employees and directors at a weighted average exercise price of $6.34 per share. Of the options granted, 1,550,766 options were granted pursuant to the 2014 Plan and 420,525 were granted outside of the 2014 Plan as inducements for new employees.

Restricted Stock and Restricted Stock Units

All issued and outstanding restricted shares of common stock are time-based, and become vested within two years of the grant date, pursuant to the 2014 Plan. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant. As of September 30, 2023, we did not have any restricted shares of common stock outstanding.

During the nine months ended September 30, 2023, we granted 974,940 restricted stock units, which vest within three years of the grant date, pursuant to the 2014 Plan. As of September 30, 2023, we had 1,265,316 restricted stock units outstanding.

Total compensation cost recognized for all stock options, restricted stock awards and restricted stock units in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$1,519	$1,394	$4,329	$4,069
Selling, general and administrative	2,487	2,501	7,309	7,022
Total	$4,006	$3,895	$11,638	$11,091

Preferred Stock

As of September 30, 2023 all shares of our Series A Convertible Preferred Stock (Preferred Stock) had been converted and none remained outstanding. In the nine months ended September 30, 2023, 4,300 shares of our Preferred stock were converted into 860,000 shares of our common stock.

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

Underwritten Public Offering

In connection with an underwritten public offering in November 2022 and the closing of the related exercise of the underwriters’ option in December 2022, we issued a total of 12,421,053 shares of common stock and 2,105,264 pre-funded warrants (the Pre-funded Warrants) resulting in aggregate net proceeds, after underwriting discounts and commissions in the public offering and fees, of $64.5 million. The exercise price and the number of shares of common stock issuable upon exercise of each Pre-funded Warrant are subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock as well as upon any distribution of assets, including cash, stock or other property, to our stockholders. The Pre-funded Warrants are exercisable at any time, will not expire and are exercisable in cash or by means of a cashless exercise. A holder of Pre-funded Warrants may not exercise such Pre-funded Warrants if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

Sales Pursuant to Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended Agreement), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a maximum aggregate offering price. The Amended Agreement was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended Agreement. Subject to the terms and conditions of the Amended Agreement, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. In the nine months ended September 30, 2023, we sold approximately 3.7 million shares of our common stock pursuant to the Amended Agreement, which consisted of net proceeds of approximately $25.9 million. We did not sell any shares of our common stock during the nine months ended September 30, 2022 under the EDA.

9. Leases

We have entered into one operating lease for real estate. This lease has a term of 78 months, and includes renewal terms which can extend the lease term by 60 months, which we include in the lease term when it is reasonably certain that we will exercise the option. As of September 30, 2023, our operating lease had a remaining lease term of 24 months. The right-of-use (ROU) asset is included in “Other assets” on our interim consolidated balance sheets as of September 30, 2023 and December 31, 2022, and represents our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in both “Accrued expenses” and “Other long-term liabilities” on our interim consolidated balance sheets as of September 30, 2023 and December 31, 2022. The ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of September 30, 2023 and December 31, 2022, ROU assets were $1.0 million and $1.3 million, respectively, and operating lease liabilities were $1.5 million and $2.0 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During each of the three months ended September 30, 2023 and 2022, we recognized $0.1 million in total lease costs. During each of the nine months ended September 30, 2023 and 2022, we recognized $0.4 million in total least costs. In all periods, we recognized less than $0.1 million in short-term lease costs related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of September 30, 2023 and December 31, 2022, we have not recognized any impairment losses for our ROU assets.

Maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Remaining three months of 2023	$206
2024	840
2025	642
1,688
Less: imputed interest	(180)
Total lease liabilities	$1,508

Current operating lease liabilities	$704
Non-current operating lease liabilities	804
Total lease liabilities	$1,508

10. Notes Payable

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022 and October 28, 2022 (Credit Agreement) we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provided for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million that was available to us in five tranches (collectively, the Term Loans).

Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans); upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone in CDD in September 2021 we borrowed $30.0 million of tranche A-2 term loans from the Lenders (Tranche A-2 Term Loans); and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment to extend the commitment date for the tranche C Term Loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. Also in May 2022, we delivered to Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. In October 2022, we entered into an amendment to, among other things, allow for the consummation of a revenue interest financing agreement (Revenue Interest Financing Agreement) with Sagard Health Royalty Partners (Sagard) and the transactions thereunder. In addition, the October 2022 amendment increased the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%. In August 2023, we delivered to Oaktree a separate notice of commitment termination with respect to the $25.0 million of Tranche C Term Loans commitment. Following the termination of the Tranche C Term Loan Commitment, the loans under the Credit Agreement consist of $75.0 million of previously drawn Term Loans with no additional funds available thereunder.

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

At the time of borrowing any tranche of the Term Loans, we were required to pay an upfront fee of 2.0% of the aggregate principal amount borrowed at that time. In addition, a commitment fee of 75 basis points per annum began to accrue on each of the tranche B, C, and D commitments for the period beginning 120 days after the funding date of the Tranche A-2 Term Loans, and continued until the applicable tranche was either funded or terminated, at which time the related commitment fees were due. The Tranche A-2 Term Loans were funded on September 27, 2021, and as such, we began accruing the commitment fees for tranche B, C, and D Term Loans 120 days later, on January 25, 2022. We drew down the additional $30.0 million of Tranche B Term Loans in March 2022, and paid less than $0.1 million in commitment fees related to Tranche B Term Loans. The May 2022 amendment eliminated the commitment fees related to the Tranche C Term Loans, and separately, we terminated the Tranche D Term Loans in May 2022 and the Tranche C Term Loans in August 2023.

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

In addition to the minimum liquidity covenant, we are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of September 30, 2023, we were in compliance with all covenants.

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

For the nine months ended September 30, 2023, we recognized interest expense of $8.0 million, of which $6.5 million was interest on the Term Loans and $1.5 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of September 30, 2023 (in thousands):

Gross proceeds	$75,000
Contractual exit fee	2,003
Unamortized debt discount and issuance costs	(4,520)
Total note payable	$72,483

Current portion of note payable	7,700
Non-current portion of note payable	64,783
Total note payable	$72,483

The aggregate maturities of Notes payable as of September 30, 2023 are as follows (in thousands):

Remainder of 2023	$—
2024	11,250
2025	15,000
2026	48,750
Total	$75,000

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

If Sagard has not received aggregate payments equaling at least 100% of the Investment Amount by December 31, 2027 or at least 190% of the Investment Amount by December 31, 2032 (each, a Minimum Amount), then we will be obligated to make a cash payment to Sagard in an amount sufficient to gross up Sagard to the applicable Minimum Amount within a specified period of time after each reference date.

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

Issuance costs pursuant to the Revenue Interest Financing Agreement consisted primarily of advisory and legal fees and totaled $2.6 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the nine months ended September 30, 2023, we estimated an effective annual interest rate of approximately 18%. Over the course of the Revenue Interest Financing Agreement, the actual interest rate will be affected by the amount and timing of net ZTALMY revenue recognized and changes in the timing of forecasted net ZTALMY revenue. On a quarterly basis, we will reassess the expected timing of the net ZTALMY revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table summarizes the activity of the Revenue Interest Financing Agreement for the nine months ended September 30, 2023 (in thousands):

Revenue Interest Financing Balance at December 31, 2022	$30,877
Non-cash interest expense in the nine months ended September 30, 2023	4,421
Amortization of debt discount in the nine months ended September 30, 2023	194
Payments made in the nine months ended September 30, 2023	(736)
Revenue Interest Financing Balance at September 30, 2023	$34,756

Current portion of revenue interest financing liability	$1,901
Long-term portion of revenue interest financing liability	32,855
Revenue Interest Financing Balance at September 30, 2023	$34,756

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

Transaction Price and Net Contract Liability as of December 31, 2022:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of December 31, 2022	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	1,158	5,559
Supply of Licensed Product	9,503	-	9,503
	$37,880	$22,818	$15,062

Less Total Contract Asset			5,079
Net Contract Liability			$9,983

During the nine months ended September 30, 2023, we amortized $1.2 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total contract liability of $13.8 million as of September 30, 2023. In accordance with ASC 210-20, the contract liability of $13.8 million is offset by a contract asset of $3.5 million related to the reimbursement of research and development costs, resulting in a net contract liability of $10.3 million as of September 30, 2023.

Transaction Price and Net Contract Liability as of September 30, 2023:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of September 30, 2023	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	2,417	4,300
Supply of Licensed Product	9,503	-	9,503
	$37,880	$24,077	$13,803

Less Total Contract Asset			3,464
Net Contract Liability			$10,339

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

Under the terms of the Tenacia Collaboration Agreement, we granted Tenacia an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights to develop, commercialize and otherwise exploit certain products incorporating certain oral and intravenous formulations of our product candidate ganaxolone (Licensed Products) in Mainland China, Hong Kong, Macau and Taiwan (collectively, Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (Field), initially for the treatment of cyclin-dependent kinase-like 5 deficiency disorder, tuberous sclerosis complex and SE (including RSE) (collectively, the Initial Indications). The collaboration can be expanded to include additional indications and formulations of ganaxolone pursuant to a right of first negotiation.

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

Tenacia will be primarily responsible for the development of Licensed Products in the Territory and regulatory interactions related thereto, including conducting and sponsoring clinical studies in the Field in the Territory to support regulatory filings in the Territory. All regulatory approvals filed by Tenacia in the Territory will be in the name of and owned by us unless otherwise required by applicable law, in which case such regulatory approvals would be in the name of and owned by Tenacia for the benefit of us. We and Tenacia agreed to enter into clinical and commercial supply agreements pursuant to which we will supply Tenacia with its requirements of Licensed Products necessary for Tenacia to develop and commercialize Licensed Products in the Field in the Territory. The parties entered into the clinical and commercial supply agreement in May 2023. The agreement contains pricing, delivery, acceptance, payment, termination, forecasting, and other terms consistent with the Tenacia Collaboration Agreement, as well as certain quality assurance, indemnification, liability and other standard industry terms. Tenacia will be responsible for, at Tenacia’s sole cost and expense, obtaining regulatory approval and commercializing the Licensed Product in the Field in Mainland China. Tenacia is enrolling patients in our Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone.

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

As of December 31, 2022, we allocated the transaction price to the performance obligations as described below. There was no activity in the three and nine months ended September 30, 2023. The cumulative collaboration revenue recognized as of September 30, 2023 is $3.0 million, which was the $3.0 million transaction price associated with the License as revenue for the year ended December 31, 2022. No license revenue was recorded in the three and nine months ended September 30, 2023. There was a total contract liability of $7.0 million as of both September 30, 2023 and December 31, 2022. In accordance with ASC 210-20, the contract liability of $7.0 million is offset by a contract asset of $0.7 million, resulting in a net contract liability of $6.3 million as of both September 30, 2023 and December 31, 2022.

Transaction Price and Net Contract Liability as of September 30, 2023 and December 31, 2022:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of September 30, 2023 and December 31, 2022	Liability
License	$2,998	$2,998	$-
Supply of Licensed Product	7,002	-	7,002
	$10,000	$2,998	$7,002

Less Total Contract Asset			700
Net Contract Liability			$6,302

In December 2022, we incurred $1.0 million of incremental costs in obtaining the Tenacia Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $0.1 million of expense recorded to selling, general and administrative expense and $0.2 million recorded to cost of collaboration revenue in the period ended December 31, 2022, commensurate with the recognition of the License performance obligation, and $0.7 million recorded as capitalized contract costs, which will be amortized as Supply of License Product obligations are met.

We reevaluate the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjust the deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Biologix Distribution and Supply Agreement

In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to Biologix on terms set forth in the respective agreements in exchange for a negotiated purchase price for the products. Upon execution of the Biologix Agreement, we received an upfront payment of $0.5 million which is to be recognized over the term of the agreement. We may be entitled to additional fees upon regulatory milestones. In the three and nine months ended September 30, 2023, we recorded less than $0.1 million of collaboration revenue related to the Biologix Agreement. There was a total contract liability of $0.5 million at September 30, 2023. As the Biologix Agreement was entered into in May 2023, there was no contract liability at December 31, 2022.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans to continue to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in the U.S.;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) for ganaxolone;
●	our expectations regarding the commercialization of ganaxolone in the EU, including the timing thereof;
●	our ability to develop ganaxolone for additional indications, including Refractory Status Epilepticus (RSE), Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals, and the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the potential benefits of ganaxolone, including in indications other than CDD;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;
●	our ability to maintain marketing approval for ganaxolone in CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;

●	our expectations regarding our collaborations with Orion Corporation (Orion), Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia), and Biologix FZCo (Biologix) including the expected amounts and timings of milestone, royalty and other payments, including research and development reimbursement if applicable, pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits and contractual requirements derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone in CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our ability to create and maintain an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the pricing and the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the possibility that third parties, such as Ovid Therapeutics, Inc. (Ovid), may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business;
●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	our belief that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, for at least twelve months from the date these financial statements are issued;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our ability to, among other actions, secure additional financing or strategic transactions and continue as a going concern;
●	the extent to which our business may be adversely impacted by the effects of the COVID-19 coronavirus pandemic or by other pandemics, epidemics or outbreaks;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the industry in which we operate and trends which may affect the industry or us.

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

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We are developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of Refractory Status Epilepticus (RSE). We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care, and for both acute hospital care and chronic at home-administration settings. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid. Ganaxolone acts at both synaptic and extrasynaptic GABAA receptors, a target known for its anti-seizure, antidepressant and anxiolytic potential.

COVID-19

COVID-19 affected our clinical operations and timelines. For example, our Randomized Therapy In Status Epilepticus (RAISE) trial for RSE is conducted in hospitals, primarily intensive care units in academic medical centers, which experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial. In May 2022, we resumed screening and recruitment for the RAISE trial. We now expect our interim analysis with top-line data readout for the RAISE trial to be available in the second quarter of 2024, if the pre-defined stopping criteria from the planned interim analysis are met.

Our Products and Product Candidates

ZTALMY® (ganaxolone) oral suspension CV

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD-associated seizures. ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients 2 years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. We recorded ZTALMY net product revenue of $5.4 million and $13.0 million in the three and nine months ended September 30, 2023, respectively. On July 28, 2023, the EC granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. With the EC marketing authorization granted for ZTALMY, Orion, our commercialization partner for ZTALMY in Europe, announced it has begun preparations for the launch of ZTALMY, including engaging in the required processes for obtaining pricing and reimbursement approval in the various European countries. The pricing and reimbursement process can be time-consuming and may delay Orion’s commercial launch of ZTALMY in one or more European countries.

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

In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDD. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees. In July 2020, the FDA granted Rare Pediatric Disease Designation (RPD Designation) for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. Upon FDA approval of ZTALMY in CDD in March 2022, the FDA awarded us a Rare Pediatric Disease Priority Review Voucher (PRV), which we monetized in August 2022 for $110.0 million in cash.

In November 2019, the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD. Prior to the grant of the marketing authorization, the COMP is required to determine whether the orphan drug designation criteria are still met. On May 26, 2023, the COMP provided a positive opinion to maintain the orphan drug designation for ganaxolone in CDD in the EU.

The US and EC approvals of ZTALMY in CDD are based on data from a Phase 3 double-blind placebo-controlled trial (Marigold Study), in which 101 patients were randomized and treated with ZTALMY. Clinical trial patients receiving ZTALMY showed a median 30.7% reduction in 28-day major motor seizure frequency, compared to a median 6.9% reduction for those receiving placebo, achieving the trial’s primary endpoint (p=0.0036). At two years in the open label extension phase of the Marigold Study, patients (n=50) treated with ZTALMY experienced a median 48.2% reduction in major motor seizure frequency. These data suggest that patients who remain on treatment long-term may demonstrate continued reductions in seizure frequency. The most common adverse events in the double-blind portion of the Marigold Study were somnolence (36.0% in the ganaxolone group compared to 15.7% in the placebo group), pyrexia (18.0% and 7.8%, respectively) and salivary hypersecretion (6.0% and 2.0%, respectively).

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

Regulated as a Controlled Substance in the U.S. On June 1, 2022, the Drug Enforcement Administration (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the Controlled Substances Act (CSA), which rule became final December 9, 2022. Under the CSA, drugs are classified into five (5) distinct categories or schedules depending upon the drug’s acceptable medical use and the drug’s abuse or dependency potential. Schedule V is defined by the DEA as drugs with lower potential for abuse than schedule IV and consist of preparations containing limited quantities of certain narcotics. ZTALMY became available for commercial sale and shipment in the third quarter of 2022. As a controlled substance, ganaxolone is subject to the applicable CSA requirements such as registration, security, recordkeeping and reporting, storage manufacturing, distribution, importation and other requirements.

FDA Post-Marketing Requirements. In connection with FDA approval of ZTALMY for CDD, we have several post-marketing commitments. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022, the Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022 and the extractable/leachable study results on the container closure system were submitted to the FDA in July 2023. The remaining post-marketing requirements include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; a juvenile animal toxicity study of M2 in rats; a CNS distribution study of the M17 metabolite in rats; and in vitro studies to assess the drug interaction potential of the M17 metabolite. We expect to be able to complete these remaining required FDA studies within the requested FDA timeframe.

Managed Access Program (MAPS). We have recently initiated a global managed access program to support physician access to ZTALMY for appropriate patients with seizures associated with CDD in geographies where there is no available patient access, local regulatory criteria and program eligibility are satisfied, and we do not already have a commercial distribution relationship in place.

Marketing Authorization Application

In August 2021, the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted our request for accelerated assessment of ganaxolone for the treatment of seizures associated with CDD. The marketing authorization application (MAA) for ganaxolone was submitted to the EMA on October 11, 2021 and on October 28, 2021, we received formal notification from the EMA that the CDD MAA was validated. With this validation, the EMA began its formal review of the MAA under the centralized procedure. On May 26, 2023, the CHMP adopted a positive opinion recommending approval of ZTALMY and on July 28, 2023, the EC approved ZTALMY oral suspension for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. The EC decision is applicable to all 27 EU member states plus Iceland, Norway and Liechtenstein. ZTALMY is the first treatment in the EU indicated for the treatment of seizures associated with CDD.

EC Post-Authorization Measures. In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures. In September 2023, the clinical study report (CSR) for Study 1042-HME-1001 and the ganaxolone Steady-State Metabolite Study report were submitted. The remaining post-marketing authorization measures include: completing the final Study 1042-CDD-3001 CSR with the open-label trial completion; participating in Study LLF001 (CANDID observational study) and providing annual updates; participating in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and providing six monthly updates; conducting a toxicity study with a sediment dwelling organism and an updated Environmental Risk Assessment; developing a sodium benzoate-free suspension and assessing the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time; conducting M17 in vitro drug-drug interaction (DDI) Studies; conducting a M17 in vivo pharmacokinetic (PK) Study with Brain Penetrance; conducting a 26-Week Oral Gavage Toxicity Study of M2; conducting a M2 Embryo-fetal Development study; and conducting a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested weight of evidence (WoE) assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. We expect to be able complete the remaining required studies within the requested EMA timeframe.

Our Pipeline

We are developing ganaxolone in indications where there is a mechanistic rationale for ganaxolone to provide a benefit, including the following indications:

Status Epilepticus (SE)

SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having Established Status Epilepticus (ESE) and those who then progress to and subsequently fail at least one second-line antiepileptic drug (AED) are classified as having RSE. In RSE, synaptic GABAA receptors are internalized into the neuron, resulting in decreased responsiveness to drugs such as benzodiazepines. RSE unresponsiveness to one or more second-line AEDs requires treatment with IV anesthesia to terminate seizures and prevent neuronal injury and other complications. The IV anesthetic is increased to a level that induces deep coma and is maintained at that rate for 24 hours or more. SE that recurs following an attempted wean of IV anesthesia is classified as super refractory status epilepticus (SRSE). In April 2016, we were granted FDA orphan drug designation for the IV formulation of ganaxolone for the treatment of SE, which includes RSE.

In January 2021, we enrolled the first patient in the Phase 3 pivotal RAISE trial. The RAISE trial is a randomized, double-blind, placebo-controlled clinical trial in patients with RSE. We expect approximately 70 trial sites in hospitals, primarily across the U.S. and Canada, to participate. The RAISE trial is designed to enroll approximately 124 patients, to be randomized to receive ganaxolone or placebo added to standard of care. With this number of patients, the trial is designed to provide over 90% power to detect a 30% efficacy difference between ganaxolone and placebo. We reached alignment with the FDA on a protocol amendment, including a proposal for an interim analysis when two-thirds of the patients (approximately 82) have completed the trial. We anticipate reaching the enrollment target for the interim analysis in the first quarter of 2024 with topline data now expected in the second quarter of 2024, if the pre-defined stopping criteria from the planned interim analysis are met. We believe positive interim RAISE trial results could be adequate for regulatory filing purposes in RSE.

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

Several academic medical centers and intensive care units participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays. Additionally, in February 2022, we temporarily paused the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24 months to meet product stability testing specifications. We notified the FDA of this issue and our plans to proactively pause the trial, and we subsequently provided additional information to the FDA to support resuming trial activities. In May 2022, we announced that the trial had resumed utilizing new batches of the current IV formulation of ganaxolone, and we implemented a reduced shelf life of 12 months. In agreement with the FDA, ganaxolone clinical supplies with the current IV formulation will be stored under refrigerated conditions for the entire duration of clinical use. Based on ongoing stability data, the shelf life of the current IV formulation has been updated to 18 months under refrigerated conditions, which was submitted in the subsequent IND amendment in February 2023. We manufactured the IV ganaxolone formulation with a new buffer and are targeting a shelf life of 24 months at room temperature, pending the results of ongoing stability monitoring. The FDA agreed that in principle a buffer change in the ganaxolone IV formulation is acceptable but requested additional information be submitted prior to use of the new formulation in the clinical trials. An IND amendment was submitted to the FDA in May 2023. All sites have been resupplied with the new formulation, which we believe will not require refrigeration and is expected to have a two-year shelf life.

Planning continues for a separate Phase 3 RSE trial to support an MAA in Europe (RAISE II trial). We gained alignment on the trial design at a meeting with the EMA in the first quarter of 2021. Due to the delay in clinical trial supply mentioned for the RAISE trial, the RAISE II trial initiation is planned for the fourth quarter of 2023. The RAISE II trial will be a double blind, placebo-controlled pivotal registration trial expected to enroll 70 patients who have failed first-line benzodiazepine treatment and at least one second-line AED. Patients will receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line AED. The simultaneous administration of a standard-of-care AED with the trial drug is expected to provide data complementary to that from the RAISE trial. There are two additional key differences between the RAISE and RAISE II trials. First, rather than specifying progression to IV anesthesia as a treatment failure, under the RAISE II protocol any escalation of care will constitute a treatment failure. This could be IV anesthesia or another second-line IV AED. Second, the primary analysis for the RAISE II trial will be a responder analysis, with response defined as SE cessation within 30 minutes and no escalation of care within 36 hours, rather than the co-primary endpoints in the RAISE trial, which require statistical significance to be achieved independently on both the 30-minute and 36-hour outcomes.

We have recently decided to discontinue the RESET trial, a Phase 2 trial evaluating ganaxolone in the treatment of ESE, and focus our resources for IV ganaxolone on completing the RAISE trial and accelerating the RAISE II trial and further investigate potential development opportunities in SRSE. The RESET trial proved complex and costly to enroll.

SRSE is a life-threatening neurological emergency with high morbidity and mortality. We do not currently have a clinical trial ongoing in SRSE, however, physicians have received ganaxolone for 21 patients in SRSE under emergency investigational new drug (EIND) applications that have been approved by the FDA. We plan to engage with the FDA to request input on potential development of ganaxolone for SRSE in light of the encouraging data generated from patients treated under the EINDs to date.

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

In July 2022, the USPTO issued U.S. Patent No. 11,395,817 (Ovid ‘817 Patent) to Ovid Therapeutics, Inc. (Ovid) with claims that encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of the Ovid ‘817 Patent with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (PTAB). Our petition for PGR argues that the claims of the Ovid ‘817 Patent are unpatentable on multiple grounds. Ovid filed a preliminary response to our petition on June 20, 2023. In Ovid’s reply to our request for PGR, Ovid disclaimed claims 1-21, 23 and 24 of the Ovid ‘817 Patent, which has the effect of erasing these claims from the patent irrespective of the outcome of the PGR. On August 17, 2023, the PTAB issued a decision granting institution of our petition seeking PGR of the Ovid ‘817 Patent. In instituting the PGR, the PTAB stated that it was more likely than not that we would be able to invalidate the remaining claims (22 and 25-31) of the Ovid ‘817 Patent during the proceeding. The next steps in the PGR are replies by us and Ovid as well as depositions of the experts. The oral arguments are currently scheduled for May 22, 2024. The decision to institute is not a final decision on the patentability of the claims. The final decision will be based on the full record developed during the proceeding. If we do not prevail in the PGR proceeding, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to challenge the Ovid ‘817 Patent in court will be limited in certain respects.

The Ovid ‘817 Patent claims cover the use of ganaxolone in the treatment of SE and do not cover or impact our marketing and sales of ZTALMY for the treatment of seizures associated with CDD. If we prevail in the PGR, the Ovid ‘817 Patent will not be enforceable against us.

Ovid may file a lawsuit against us alleging infringement of its patents. Any such proceedings, in the PTAB or courts, regardless of their outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, including RSE, during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for RSE based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). We may need to acquire or obtain a license to certain Ovid patents to market or sell ganaxolone for RSE, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the certain Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and such patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for RSE altogether, which would have a material adverse impact on our business.

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

In response to our request for an End of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. We believe that, based on the FDA’s written responses, and with the FDA approval of CDD, a single trial could serve as necessary support for regulatory approval for TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, the EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses from the EMA, like those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the first quarter of 2022 and dosing the first patient in the second quarter of 2022, we are actively enrolling patients in the U.S. and Western Europe for this global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone in approximately 128 patients. With this number of patients, the trial is designed to provide 90% power to detect a 25% efficacy difference between ganaxolone and placebo. We expect to expand the trial to include up to 90 sites, including several TSC centers of excellence, predominantly in the U.S., Western Europe, Canada, Australia, China and Israel. The primary endpoint for the TrustTSC trial is percent change in 28-day frequency of TSC-associated seizures. We plan to announce top-line data from the TrustTSC trial by mid-2024.

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

On September 27, 2023, the USPTO issued a Notice of Allowance in an Ovid patent application with claims that encompass our product candidate for the treatment of LGS. This patent is scheduled to issue on November 7, 2023. The claims in the Ovid LGS patent application cover the use of ganaxolone in the treatment of LGS and do not cover or impact the use of ganaxolone in any other indication. Ovid may file a lawsuit against us alleging infringement of its LGS patent claims. Any such proceeding, regardless of the outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for LGS during such proceeding or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for LGS based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). We may need to acquire or obtain a license to the Ovid LGS patent to market or sell ganaxolone for LGS, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid LGS patent or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patent and such patent is determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for LGS altogether, which would have a material adverse impact on our business.

Operations

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, and raising capital. We have funded our operations primarily through sales of equity and debt securities. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. We recorded $5.4 million and $13.0 million of net ZTALMY sales in the three and nine months ended September 30, 2023, respectively. Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses and negative cash flows from our operations. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. We incurred net losses of $33.0 million and $99.6 million for the three and nine months ended September 30, 2023, respectively. Due to the one-time receipt of proceeds from the sale of the PRV in the third quarter of 2022, we generated net income of $73.3 million and $14.5 million for the three and nine months ended September 30, 2022, respectively. Our accumulated deficit as of September 30, 2023 was $530.2 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we carry out all of our planned commercialization and continued research and development activities with respect to ganaxolone.

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

We had cash, cash equivalents and short-term investments of $176.4 million as of September 30, 2023. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, for at least twelve months from the date these financial statements are issued. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

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

Trade Discounts and Allowances. We provide contractual discounts, including incentive prompt payment discounts and chargebacks. Each of these potential discounts are recorded as a reduction of ZTALMY revenue and accounts receivable in the period in which the related ZTALMY revenue is recognized. We estimate the amount of variable consideration for all discounts and allowances using the expected value method.

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

Federal Contract Revenue

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone API (Option 2), (ii) changes the end date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million. In September 2023, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from December 31, 2023 to September 30, 2024.

The BARDA Contract consists of an approximately four-year base period, including the extension periods, during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the base period and extension periods, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

On November 16, 2022, we entered into a Collaboration and Supply Agreement (Tenacia Collaboration Agreement) with Tenacia. Under the terms of the Tenacia Collaboration Agreement, we granted Tenacia an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights to develop, commercialize and otherwise exploit certain products incorporating certain oral and intravenous formulations of the our product candidate ganaxolone (Licensed Products) in Mainland China, Hong Kong, Macau and Taiwan (collectively, Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (Field), initially for the treatment of CDD, TSC and SE (including RSE) (collectively, Initial Indications). The collaboration can be expanded to include additional indications and formulations of ganaxolone pursuant to a right of first negotiation.

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

Tenacia will be primarily responsible for the development of Licensed Products in the Territory and regulatory interactions related thereto, including conducting and sponsoring clinical studies in the Field in the Territory to support regulatory filings in the Territory. All regulatory approvals filed by Tenacia in the Territory will be in the name of and owned by us unless otherwise required by applicable law, in which case such regulatory approvals would be in the name of and owned by Tenacia for the benefit of us. We and Tenacia agreed to enter into clinical and commercial supply agreements pursuant to which we will supply Tenacia with its requirements of Licensed Products necessary for Tenacia to develop and commercialize Licensed Products in the Field in the Territory. The parties entered into the clinical and commercial supply agreement in May 2023. The agreement contains pricing, delivery, acceptance, payment, termination, forecasting, and other terms consistent with the Tenacia Collaboration Agreement, as well as certain quality assurance, indemnification, liability and other standard industry terms. Tenacia will be responsible for, at Tenacia’s sole cost and expense, obtaining regulatory approval and commercializing the Licensed Product in the Field in Mainland China. Tenacia is enrolling patients in our Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone.

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

We have also entered into agreements for commercialization of ganaxolone in other territories with (i) NovaMedica LLC (NovaMedica), whereby NovaMedica has the right to market and sell ganaxolone in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, and (ii) Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to NovaMedica and Biologix on terms set forth in the respective agreements in exchange for a negotiated purchase price for the products. As of the first quarter 2023, we have initiated limited sales of ZTALMY to NovaMedica to support on-going early access programs associated with patients from the Marigold Study. We continue to assess opportunities in other markets to further expand the distribution and commercialization of ganaxolone globally.

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

Other Income (Expense), net

Other income and expense consists principally of gains or losses on disposal of fixed assets held for sale, foreign currency transactions, fair value adjustments and other non-operational gains and losses.

Benefit (Provision) for Income Taxes

We recorded a $1.5 million benefit for income taxes due to the identification of a discrete item of tax determined upon preparation of our 2022 tax return in the nine months ended September 30, 2023. We did not record a benefit or provision for income taxes in the three months ended September 30, 2023. We recorded a $1.8 million provision for income taxes in the three and nine months ended September 30, 2022 due to net income related to the one-time receipt of proceeds from the sale of the PRV.

Results of Operations

Product Revenue, net

We recognized $5.4 million and $13.0 million of ZTALMY net product revenue for the three and nine months ended September 30, 2023, respectively. We recognized $0.6 million of ZTALMY net product revenue for both the three and nine months ended September 30, 2022.

Federal Contract Revenue

We recognized $1.9 million and $10.8 million of federal contract revenue for the three and nine months ended September 30, 2023 as a result of the BARDA Contract. We recognized $1.8 million and $5.1 million of federal contract revenue for the three and nine months ended September 30, 2022, respectively as a result of the BARDA Contract. The increase in the nine months ended September 30, 2023 compared to the 2022 period primarily relates to expenses incurred in connection with on-going validation of a new third-party supplier of ganaxolone API.

Collaboration Revenue

Collaboration revenue, which resulted from our agreement with Biologix, was less than $0.1 million for the three and nine months ended September 30, 2023. No collaboration revenue was recorded in the three months ended September 30, 2022. Collaboration revenue was $12.7 million for the nine months ended September 30, 2022 a result of revenue recognition related to the previously refundable upfront payment pursuant to the Orion Collaboration Agreement. In connection with the upfront fee related to the Orion Collaboration Agreement, we agreed to provide Orion with the results of an ongoing genotoxicity study. In May 2022, the final study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As a result of the study’s findings, we were not required to refund Orion any of the upfront fee and Orion does not have the right to terminate the Orion Collaboration Agreement based on the study outcome. During the nine months ended September 30, 2022, we allocated the previously refundable portion of the upfront payment to the transaction price and recognized the related revenue.

Research and Development Expenses

We record direct research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing, to specific product development programs. We do not allocate costs related to purchasing clinical trial materials, employee and contractor-related costs, costs associated with our facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are not separately classified. The table below shows our research and development expenses incurred with respect to each active program, in thousands. The primary drivers of our research and development expenditures are currently in our product development programs in CDD, RSE, and TSC. We did not allocate research and development expenses to any other specific product development programs during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
CDKL5 deficiency disorder (1)	$406	$909	$2,461	$2,973
PCDH19-related epilepsy (2)	120	—	245	1,063
Tuberous Sclerosis (3)	3,491	2,590	10,865	6,897
Drug Development – Suspension (4)	1,267	1,115	2,425	2,770
Oral Indications Subtotal	5,284	4,614	15,996	13,703

Status epilepticus (5)	4,117	2,661	10,697	6,484
Drug Development – IV (6)	1,305	708	10,733	4,688
IV Indications Subtotal	5,422	3,369	21,430	11,172

Other research and development (7)	2,193	2,356	4,021	7,751
Indirect research and development (8)	10,762	8,663	31,559	25,862
Total	$23,661	$19,002	$73,006	$58,488

(1)	The decrease in the three months ended September 30, 2023 compared to the 2022 period was due primarily to decreased clinical trial activity. The decrease in the nine months ended September 30, 2023 compared to the 2022 period was also due primarily to decreased clinical trial activity, but was partially offset by increased costs due to increased clinical site close-out activities related to the Marigold Study and increased activity associated with the MAA application and review in the first quarter of 2023.

(2)	The increase in the three months ended September 30, 2023 compared to the 2022 period was due primarily to increased clinical trial close-out costs. The decrease in the nine months ended September 30, 2023 compared to the 2022 period was due to reduced clinical activity, specifically completion of the open label extension portion of the PCDH-19 trial.
(3)	The increase in the three and nine months ended September 30, 2023 compared to the 2022 period was due primarily to increased Phase 3 TSC trial activity, including increased global site activity, as compared to more limited Phase 3 activity in the 2022 period.
(4)	The increase in the three months ended September 30, 2023 compared to the 2022 period was due primarily to higher manufacturing development activity related to clinical trial batches than in the prior 2022 period. The decrease in the nine months ended September 30, 2023 compared to the 2022 period was due primarily to higher manufacturing development activity related to pre-validation and registration batches in the 2022 period, partially offset by the higher manufacturing development activity related to clinical trial batches.
(5)	The increase in the three and nine months ended September 30, 2023 compared to the 2022 period was due primarily to increased RAISE and RAISE II Phase 3 trial activity.
(6)	The increase in the three months ended September 30, 2023 compared to the 2022 period was due primarily to the completion of registration batches with no comparable costs in the prior 2022 period. The increase in the nine months ended September 30, 2023 compared to the 2022 period was due primarily to start-up costs associated with validation of a new third-party supplier of ganaxolone API with no comparable costs in the prior 2022 period.
(7)	Other research and development expenses include external expenses associated with preclinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies, and other professional fees. The decrease in the three and nine months ended September 30, 2023 compared to the 2022 period was due primarily to decreased activities associated with the Phase 1 clinical trials.
(8)	Indirect research and development expenses include personnel costs and non-study specific research and development costs. The increases in the three and nine months ended September 30, 2023 compared to the 2022 periods were primarily related to increased personnel costs in support of our increased activity in preclinical, clinical, and manufacturing activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.9 million and $45.8 million for the three and nine months ended September 30, 2023, respectively, compared to $13.4 million and $42.2 million for the three and nine months ended September 30, 2022, respectively. The primary drivers of the increase for the three months ended September 30, 2023 compared to 2022 were $0.5 million in increased commercial costs, $0.5 million in increased consulting costs, $0.4 million in increased personnel costs and net other cost increases of $0.1 million. The primary drivers of the increase for the nine months ended September 30, 2023 compared to 2022 were $3.4 million in increased personnel costs, $1.5 million in increased professional fees, consulting costs and other general costs, $0.6 million in increased software related costs and $0.3 million in increased stock-based compensation costs. These increases were partially offset by $2.2 million in decreased commercial costs, primarily due to significant commercial-launch preparedness activities in 2022.

Interest Income

Interest income was $1.9 million and $6.4 million for the three and nine months ended September 30, 2023, respectively, compared to $0.5 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. The increase is due to the increase in cash, cash equivalent and short-term investments and increased yield.

Interest Expense

Interest expense was $4.2 million and $12.6 million for the three and nine months ended September 30, 2023, respectively, compared to $2.6 million and $7.0 million for the three and nine months ended September 30, 2022, respectively. Interest expense for the nine months ended September 30, 2023 included $6.5 million of interest paid and $1.5 million of debt amortization in connection with our Note Payable (Note 10 in accompanying notes to consolidated financial statements), and $4.4 million of non-cash interest expense and $0.2 million of debt amortization related to our revenue interest financing payable (Note 11 in accompanying notes to consolidated financial statements). Interest expense for the nine months ended September 30, 2022 included $5.7 million of interest paid, $1.2 million of debt amortization, and $0.1 million related to commitment fees paid in connection with our Note Payable.

Other Income (Expense), net

Other income was $1.0 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, due primarily to the IRS Employee Retention Tax Credit program. Other expense was $0.1 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, which consisted principally of foreign currency transaction losses, losses on fixed assets held for sale, and fair value adjustments.

Liquidity and Capital Resources

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $99.6 million for the nine months ended September 30, 2023. Due to the one-time receipt of proceeds from the sale of the PRV of $110.0 million in the third quarter of 2022, we generated net income of $14.5 million for the nine months ended September 30, 2022. Our cash used in operating activities was $91.0 million for the nine months ended September 30, 2023 compared to $91.0 million for the nine months ended September 30, 2022. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt.

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

In September 2023, in connection with the amended Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), we received net proceeds totaling approximately $25.9 million from the sale of 3.7 million shares of our common stock at an average price of $7.17 per share.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $176.4 million. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, for at least twelve months from the date these financial statements are issued. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

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

Tenacia Commercialization Agreement

On November 16, 2022, we entered into a collaboration and supply agreement with Tenacia, pursuant to which we granted Tenacia an exclusive, royalty-bearing, sublicensable license to certain of our intellectual property rights to develop, commercialize and otherwise exploit certain products incorporating certain oral and intravenous formulations of our product candidate ganaxolone (Licensed Products) in Mainland China, Hong Kong, Macau and Taiwan (collectively, Territory) for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions (Field), initially for the treatment of cyclin-dependent kinase-like 5 deficiency disorder, tuberous sclerosis complex and SE (including RSE) (collectively, Initial Indications). The collaboration can be expanded to include additional indications and formulations of ganaxolone pursuant to a right of first negotiation.

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

Biologix Distribution and Supply Agreement

In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix, whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to Biologix on terms set forth in the Biologix Agreement in exchange for a negotiated purchase price for the products. Upon execution of the Biologix Agreement, we received an upfront payment of $0.5 million which is to be recognized over the term of the agreement. We may be entitled to additional fees upon regulatory milestones. In the nine months ended September 30, 2023, we recorded less than $0.1 million of collaboration revenue related to the Biologix Agreement.

NovaMedica Agreement

In June 2013, we entered into a clinical development and collaboration agreement with NovaMedica LLC (NovaMedica) for commercialization of ganaxolone, and in December 2022, as amended in May 2023, we entered into a manufacturing and supply agreement with NovaMedica, whereby NovaMedica has the right to market and sell ganaxolone in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. In exchange for distribution rights, we will be the exclusive supplier of our products to NovaMedica on terms set forth in the NovaMedica Agreement in exchange for a negotiated purchase price for the products. As of the first quarter of 2023, we have initiated limited sales of ZTALMY to NovaMedica to support on-going early access programs associated with patients from the Marigold Study.

Oaktree Credit Agreement

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022 and October 28, 2022 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, Lenders) that provided for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million that was available to us in five tranches (collectively, Term Loans). As of September 30, 2023, we had drawn on three tranches with no additional funds available thereunder.

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

At the time of borrowing any tranche of the Term Loans, we were required to pay an upfront fee of 2.0% of the aggregate principal amount borrowed at that time.

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

BARDA Contract

In September 2020, we and BARDA entered into the BARDA Contract, under which we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of pre-clinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone API (Option 2), (ii) changes the end of date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million. In September 2023, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from December 31, 2023 to September 30, 2024.

The BARDA Contract consists of an approximately four-year base period, including the extension periods, during which BARDA will provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. Following successful completion of the RAISE trial and preclinical studies in the base period and extension periods, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended Agreement), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a maximum aggregate offering price. The Amended Agreement was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended Agreement. Subject to the terms and conditions of the Amended Agreement, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. In the nine months ended September 30, 2023, we sold 3.7 million shares of our common stock pursuant to the Amended Agreement, which consisted of net proceeds of approximately $25.9 million at an average price of $7.17 per share. We did not sell any shares of our common stock during the nine months ended September 30, 2022 under the EDA.

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

Cash Flows

Operating Activities. Cash used in operating activities was $91.0 million for the nine months ended September 30, 2023 and remained consistent compared to $91.0 million for the same period in 2022. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, accretion of revenue interest financing and amortization of discounts on short-term investments, stock-based compensation, cost of license agreement and changes in the net contract assets/liabilities related to the Orion, Tenacia and Biologix collaboration agreements, the change in cash used in operating activities for the nine months ended September 30, 2023 to the same period in 2022, was primarily the result of decreases in the changes in accounts payable, accrued expenses, other long term-liabilities, prepaid expenses, other current assets, inventory and accounts receivable and an increase in operating expenses.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023 primarily represents $52.0 million in purchases of short-term investments and partially offset by $17.0 million in maturities of short-term investments. Cash provided by investing activities for the nine months ended September 30, 2022 represents net proceeds of $107.4 million from the sale of the PRV, partially offset by $1.7 million in purchases of property and equipment.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2023 represents $25.9 million in net proceeds related to the sale of common stock in connection with the EDA as amended, $0.8 million in proceeds from the exercise of stock options, partially offset by $0.7 million of payments in connection with the Revenue Interest Financing Agreement with Sagard. Cash provided by financing activities for the nine months ended September 30, 2022 includes $28.8 million in proceeds from notes payable, net of issuance costs, and $1.8 million in proceeds from the exercise of stock options.

Funding Requirements

Since inception, other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses and negative cash flows from our operations. We incurred a net loss of $99.6 million for the nine months ended September 30, 2023. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis.

We had cash, cash equivalents and short-term investments of $176.4 million as of September 30, 2023. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, for at least twelve months from the date these financial statements are issued. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended September 30, 2023, there were no significant changes to our critical accounting policies from those described in our annual financial statements for the year ended December 31, 2022, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 9, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and product candidates, all of which contain ganaxolone, and to use our related technologies. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to one or more of our products, including interference or derivation proceedings before the U.S. Patent and Trademark Office (USPTO). Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing one or more of our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing one or more of our products. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing one or more of our products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

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

On July 26, 2022, the USPTO issued U.S. Patent No. 11,395,817 (Ovid ‘817 Patent) to Ovid Therapeutics, Inc. (Ovid) with claims that encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of the Ovid ‘817 Patent with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (PTAB). Our petition for PGR argues that the claims of the Ovid ‘817 Patent are unpatentable on multiple grounds. Ovid filed a preliminary response to our petition on June 20, 2023. In Ovid’s reply to our request for PGR, Ovid disclaimed claims 1-21, 23 and 24 of the Ovid ‘817 Patent, which has the effect of erasing these claims from the patent irrespective of the outcome of the PGR. On August 17, 2023, the PTAB issued a decision granting institution of our petition seeking PGR of the Ovid ‘817 Patent. In instituting the PGR, the PTAB stated that it was more likely than not that we would be able to invalidate the remaining claims (22 and 25-31) of the Ovid ‘817 Patent during the proceeding. The next steps in the PGR are replies by us and Ovid as well as depositions of the experts. The oral arguments are currently scheduled for May 22, 2024. The decision to institute is not a final decision on the patentability of the claims. The final decision will be based on the full record developed during the proceeding. If we do not prevail in the PGR proceeding, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to challenge the Ovid ‘817 Patent in court will be limited in certain respects. The Ovid ‘817 Patent claims cover the use of ganaxolone in the treatment of SE and do not cover or impact our marketing and sales of ZTALMY for the treatment of seizures associated with CDD.

On September 27, 2023, the USPTO issued a Notice of Allowance in an Ovid patent application with claims that encompass our product candidate for the treatment of LGS. The patent is scheduled to issue on November 7, 2023. The claims in this Ovid LGS patent application cover the use of ganaxolone for the treatment of LGS and do not cover or impact the use of ganaxolone in any other indication.

Ovid may file a lawsuit against us alleging infringement of its patents. Any such proceeding, in the PTAB or courts, regardless of their outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, RSE and LGS during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for SE, RSE or LGS based upon the “safe harbor” provisions of the Hatch-Waxman Act. We may need to acquire or obtain a license to certain Ovid patents to market or sell ganaxolone for SE, RSE or LGS, which may not be available on commercially acceptable terms or at all. If we are not able to acquire certain Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and such patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for SE, RSE and LGS altogether, which would have a material adverse impact on our business.

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

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN, M.D.	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	November 7, 2023
Scott Braunstein, M.D.

/s/ STEVEN PFANSTIEL	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 7, 2023
Steven Pfanstiel