Form 10-K
period 2023-12-31
MARINUS PHARMACEUTICALS, INC.
filed 2024-03-05
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant on the last business day of the registrant’s most recent completed second fiscal quarter (June 30, 2023) was $545,158,729, based on the closing price reported on the Nasdaq Global Market on June 30, 2023.

The total number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 29, 2024 was 54,642,580.

Documents Incorporated by Reference

Certain portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of the Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our plans to continue to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in the U.S.;
●	our belief that positive interim RAISE trial results could be adequate for regulatory filing purposes in Refractory Status Epilepticus (RSE);
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) and the European Commission (EC) for ganaxolone;
●	our expectations regarding the commercialization of ganaxolone in the European Union (EU), including the timing thereof;
●	the potential benefits of ganaxolone in indications other than CDD, and our ability to develop ganaxolone for additional indications, including Refractory Status Epilepticus (RSE), Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals and the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;
●	our ability to maintain marketing approval for ganaxolone for CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;

●	our expectations regarding our collaborations with Orion Corporation (Orion), Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia) and Biologix FZCo (Biologix), including the expected amounts and timings of milestone, royalty and other payments, including research and development reimbursement if applicable, pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits and contractual requirements derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone for CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our ability to create and maintain an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the pricing and the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the possibility that third parties, such as Ovid Therapeutics, Inc. (Ovid), may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business;
●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	our belief that our existing Cash and cash equivalents and Short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the fourth quarter of 2024;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our ability to, among other actions, secure additional financing or strategic transactions and continue as a going concern;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the industry in which we operate and trends which may affect the industry or us.

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

Risks Related to our Financial Position and Need for Additional Capital

●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	We have generated limited revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock and could cause you to lose all or a part of your investment.
●	We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to continue to successfully commercialize ZTALMY in the U.S. or complete the development and commercialization, if approved, of ganaxolone in the other indications we are developing.
●	Our failure to comply with the covenants or other terms of the Credit Agreement or Revenue Interest Financing Agreement, including as a result of events beyond our control, could result in a default under these agreements that could materially and adversely affect the ongoing viability of our business.
●	Our Credit Agreement and Revenue Interest Financing Agreement contain restrictions that limit our flexibility in operating our business.
●	Raising additional capital could dilute our stockholders, restrict our operations or require us to relinquish rights to ganaxolone or any other future product candidates.
●	We intend to expend our limited resources to pursue ganaxolone and may fail to capitalize on other technologies or future product candidates that may be more profitable or for which there may be a greater likelihood of success.

Risks Related to the Commercialization of ZTALMY and Other Future Product Candidates

●	ZTALMY is our first commercial product and we have no other history of commercializing drugs, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	Even though we have obtained regulatory approval for ZTALMY in the U.S. and EU, we will still face extensive FDA and EMA regulatory requirements and may face regulatory difficulties.
●	Our continued commercial success depends upon attaining significant market access and acceptance of ZTALMY among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ZTALMY and other ganaxolone products.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If we are unable to differentiate ZTALMY from current and future products or existing methods of treatments, our ability to successfully commercialize ZTALMY would be adversely affected.
●	ZTALMY is our first commercial product. If our sales and marketing capabilities to market and sell ZTALMY and other ganaxolone products are not effective, we may be unable to generate meaningful revenue.
●	While ZTALMY has received favorable reimbursement determinations to date from third party payers for its approved indication, adverse changes in reimbursement or failure to obtain favorable reimbursement for future indications, if approved, could harm our business.
●	If the market opportunities for ZTALMY for CDD and other indications for which we obtain regulatory approval, if any, are smaller than we believe they are, our business may suffer.
●	A variety of risks associated with marketing ganaxolone outside of the U.S. (OUS) could materially adversely affect our business.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of ganaxolone or other future product candidates that we may develop.
●	If the FDA, EC or other applicable regulatory authorities approve generic or other products that compete with any of our products or product candidates, it could reduce our sales of those products or product candidates.

Risks Related to Clinical Development and Regulatory Approval of Our Product Candidates

●	Our future success is dependent on the successful clinical development, regulatory approval and continued commercialization of ganaxolone, which is being studied in several indications and will require significant capital resources and years of additional clinical development effort.

●	We are conducting clinical development activities for ganaxolone across multiple indications, and such clinical development activities may not produce favorable results, which could adversely impact our ability to achieve regulatory approval for ganaxolone in such indications.
●	Ganaxolone may cause undesirable side effects or have other properties, such as abuse potential, that could delay or prevent its regulatory approval in indications under clinical development, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.
●	The therapeutic efficacy and safety of ganaxolone in indications other than CDD have not been established by regulatory authorities, and we may not be able to successfully develop and commercialize ganaxolone in the other indications under clinical development in the future.
●	We may not be able to obtain or maintain orphan drug exclusivity for ganaxolone across all indications and markets, which could limit the potential profitability of ganaxolone.
●	Failure to obtain regulatory approval in international jurisdictions would prevent ganaxolone from being marketed in these jurisdictions.
●	ZTALMY is regulated as a controlled substance, which means the making, use, sale, importation, exportation, and distribution of which is subject to significant regulation by the Drug Enforcement Agency (DEA) and other regulatory agencies.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their duties in compliance with contractual terms and/or regulatory requirements or meet expected timelines, our development plans may be adversely affected and we may not be able to obtain regulatory approval for ganaxolone in indications other than CDD.
●	We have multiple ganaxolone drug products in development, and until such products are approved by regulatory authorities, there remains the risk that the drug product quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies, and product approvals.
●	Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials, as well as limited commercial supplies following FDA approval of ZTALMY for CDD in the U.S. We have limited experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers, and if we experience problems with any such third parties, the manufacturing and supply of ganaxolone could be delayed.
●	We have entered into and may enter into additional collaboration or out-license agreements with third parties for the development or commercialization of ganaxolone in jurisdictions OUS. If these collaborations or out-licenses are not successful, we may not be able to capitalize on the market potential of ganaxolone in those jurisdictions.
●	Government funding for certain aspects of our programs adds uncertainty to our research efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.
●	We may elect to enter into license or collaboration agreements to partner ganaxolone in territories currently retained by us. Our dependence on such relationships may adversely affect our business.

Risks Related to Regulatory Compliance

●	Currently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize ganaxolone and affect the prices we may obtain.

Risks Related to Intellectual Property

●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Third parties, such as Ovid Therapeutics, Inc., may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
●	We rely on government funding for certain aspects of our research and development activities and we may develop intellectual property through such activities and therefore may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S. based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

PART I

Unless the context requires otherwise, any references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Marinus” refers to Marinus Pharmaceuticals, Inc. and its wholly-owned subsidiary.

Item 1. Business.

Overview

Our Company

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus, which includes the use of ZTALMY® (ganaxolone). On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We have an exclusive collaboration agreement with Orion Corporation (Orion) for European commercialization of ganaxolone for ZTALMY. Orion is preparing for commercial launches of ZTALMY in select European countries in 2024.

We are also developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC) and for the treatment of Refractory Status Epilepticus (RSE). SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality.

We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid, and targets both synaptic and extrasynaptic GABAA. This unique receptor binding profile may contribute to the anticonvulsant, antidepressant and anxiolytic effects shown by neuroactive steroids in animal models, clinical trials or both.

Our Strategy

Our mission is to maximize the value of ganaxolone as a best-in-class therapy for rare seizure and neurological disorders through development of multiple formulations for oral and IV administration. The key elements of our strategy include the following:

●	Pursuing orphan, genetic epilepsy indications for ganaxolone. Within epilepsy, there are several disorders where the symptoms have been linked to deficits in GABAergic signaling. Based on our clinical data, we believe that increasing activation of GABA receptors and associated processes (GABAergic tone) with ganaxolone could provide therapeutic benefits and that treatments for these small populations have the potential for more efficient paths through clinical development, regulatory approval and commercialization. In addition to CDD, TSC, and Lennox-Gastaut Syndrome (LGS), we may in the future develop ganaxolone in one or more additional indications for rare epilepsies. We may also seek to in-license complementary products to leverage our development, expertise and commercial investment.

●	Pursuing hospital-based orphan indications for ganaxolone. We believe that hospitalized SE patients who do not respond to available first- and second-line treatments are significantly underserved with severely limited treatment options. Additionally, SE is associated with significant morbidity and mortality. Due to its activity at extrasynaptic GABAA receptors, ganaxolone may provide a therapeutic benefit for patients whose SE is refractory to currently available first- and second-line treatments. To that end, and based on our Phase 2 trial results, we are conducting the Randomized Therapy in Status Epilepticus (RAISE) trial, a pivotal Phase 3 trial in RSE. We are also conducting a second Phase 3 randomized clinical trial in RSE, the RAISE II trial. The RAISE II trial is designed to support European regulatory submission of ganaxolone for RSE and potentially provide data in a broader population than assessed in the U.S. RAISE trial. We are also planning a proof-of-concept trial in super-refractory status epilepticus (SRSE), which is defined as SE in which fourth-line treatment with IV anesthetics has failed. The planned trial in SRSE was prompted by an increasing volume of requests for emergency use of ganaxolone for treatment of SRSE via emergency IND (eIND) applications.
●	Reformulation and prodrug compounds. We intend to further develop ganaxolone with a second-generation reformulation and a prodrug compound. The goals of reformulation and prodrug development are to improve the pharmacokinetic (PK) profile, which could create opportunities to broaden ganaxolone’s clinical indications and enhance efficacy by better achieving desired ganaxolone blood levels, improve the safety profile through a more consistent PK profile, reduce dosing frequency, generate new intellectual property, and improve costs of goods through lower active pharmaceutical ingredient (API) requirements. Data from Phase 1 single and multiple ascending dose (MAD) trials of a second generation ganaxolone formulation demonstrated linear kinetics through a wide range of doses. Based on these results, we expect to apply extended-release technologies to the formulation. We now anticipate initiating a clinical trial in LGS with a second-generation formulation in 2025. We plan to submit the MAD trial data for presentation at an upcoming medical meeting. IND-enabling studies for a ganaxolone prodrug are expected to be completed by the end of 2024. We also plan to seek additional indications in epilepsy and potentially other therapeutic areas as activities progress.
●	Building on our product pipeline. We may expand and diversify our product pipeline through acquisition of additional drug candidates that fit our business strategy.

COVID-19

COVID-19 affected our clinical operations and timelines. For example, our RAISE trial for RSE is conducted in hospitals, primarily intensive care units in academic medical centers, which experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial. In May 2022, we resumed screening and recruitment for the RAISE trial. We reached the enrollment target for the interim analysis in the first quarter of 2024. If the pre-defined stopping criteria from the planned interim analysis are met, we expect our interim analysis with top-line data readout for the RAISE trial to be available in the second quarter of 2024.

Our Products and Product Candidates

ZTALMY® (ganaxolone) oral suspension CV

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD-associated seizures. ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. We recorded ZTALMY net product revenue of $19.6 million for the year ended December 31, 2023. On July 28, 2023, the EC granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. With the EC marketing authorization granted for ZTALMY, Orion, our commercialization partner for ZTALMY in Europe, announced it has begun preparations for the launch of ZTALMY, including engaging in the required processes for obtaining pricing and reimbursement approval in the various European countries. The pricing and reimbursement process can be time-consuming and may delay Orion’s commercial launch of ZTALMY in one or more European countries.

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

In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDD. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees. In July 2020, the FDA granted Rare Pediatric Disease Designation (RPD Designation) for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. Upon FDA approval of ZTALMY for CDD in March 2022, the FDA awarded us a Rare Pediatric Disease Priority Review Voucher (PRV), which we monetized in August 2022 for $110.0 million in cash. In August 2022, we received a letter from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. We responded to Purdue that we did not agree with their claim. In February 2024, following discussions with Purdue, we agreed to pay Purdue $4 million in respect of its claim. This payment will be made to Purdue in two equal installments, the first on or before March 15, 2024, and the second on or before June 15, 2024.

In November 2019, the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD. Prior to the grant of the marketing authorization, the COMP is required to determine whether the orphan drug designation criteria are still met. On May 26, 2023, the COMP provided a positive opinion to maintain the orphan drug designation for ganaxolone for CDD in the EU.

The U.S. and EC approvals of ZTALMY for CDD are based on data from a Phase 3 double-blind placebo-controlled trial (Marigold Trial), in which 101 patients were randomized and treated with ZTALMY. Clinical trial patients receiving ZTALMY showed a median 30.7% reduction in 28-day major motor seizure frequency, compared to a median 6.9% reduction for those receiving placebo, achieving the trial’s primary endpoint (p=0.0036). At two years in the open label extension phase of the Marigold Trial, patients (n=50) treated with ZTALMY experienced a median 48.2% reduction in major motor seizure frequency. These data suggest that patients who remain on treatment long-term may demonstrate continued reductions in seizure frequency. The most common adverse events (AEs) in the double-blind portion of the Marigold Trial were somnolence (36.0% in the ganaxolone group compared to 15.7% in the placebo group), pyrexia (18.0% and 7.8%, respectively) and salivary hypersecretion (6.0% and 2.0%, respectively).

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

U.S. Commercial Strategy. Since ZTALMY was approved by the FDA, we have been focused on the implementation and execution of an integrated launch plan to make ZTALMY available to CDD patients in the U.S. through a specialty pharmacy. Key commercial strategies have included and continue to include: (1) executing our supply chain network and quality management system to assure product is available to patients; (2) driving clinical awareness of ZTALMY as the first and only FDA approved product indicated specifically for seizures associated with CDD; (3) deploying our field sales force to target physicians who treat this rare pediatric patient population; (4) engaging commercial and government payers with the objective of obtaining insurance coverage; and (5) enhancing our internal capabilities (such as Finance, Human Resources, Information Technology, Data Analytics and Compliance) to support our first launch as a commercial company.

U.S. Marketing Strategy.  Our marketing strategy in the U.S. is to reinforce that seizures are central to the constellation of CDD symptoms, establish ZTALMY as central to the comprehensive management of seizures associated with CDD, and ensure that patients have seamless access to ZTALMY from prescription through fulfillment. Our marketing campaign for ZTALMY is active, and our integrated commercial launch activities initiated in the third quarter of 2022.

U.S. Sales Strategy.  Our U.S. commercial sales force includes 16 regional account managers experienced in rare disease. Our field force is targeting identified key accounts and centers of excellence for CDD. Based on our market research, we estimate the addressable patient population for ZTALMY for CDD in the U.S. is approximately 2,000 patients. As this is the first product approved by the FDA specifically for seizures associated with CDD and the International Classification of Diseases, Tenth Revision (ICD10) code for CDD was established in 2021, there is limited data available for this specific market. We have strengthened both our market access and field force teams, and both payer and customer engagement are ongoing.

U.S. Market Access.  We have established a payer and reimbursement account team with the objective of obtaining and maintaining reimbursement (coverage) of ZTALMY in the U.S. We are focusing our efforts on reimbursement from commercial payers where pharmacy benefit managers (PBMs) control the majority of commercial pharmacy-benefit lives and government payers, primarily Medicaid for the target population for CDD.  We expect approximately 50% of the CDD patient population will access primary coverage through Fee-for-Service or Managed Medicaid, with the remaining approximately 50% accessing primary coverage through commercial payers, with the top PBMs having significant influence. The prescribing and fulfillment process for ZTALMY in the U.S. is managed through ZTALMY One™, a comprehensive patient support program. Enrollment in the program offers various support and information to help caregivers and patients prescribed ZTALMY access their ZTALMY prescription and assist in determining eligibility for and access to co-pay support or free drug programs.

U.S. Specialty Pharmacy.  We are utilizing Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy, to provide services for patients in the U.S., including patient enrollment, benefit verification and investigation, prior authorization support, patient education and drug counseling, dispensing of product and shipment coordination.

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

Regulated as a Controlled Substance in the U.S. On June 1, 2022, the Drug Enforcement Agency (DEA) published an interim final rule in the Federal Register placing ganaxolone and its salts in schedule V of the Controlled Substances Act (CSA), which rule became final December 9, 2022. Under the CSA, drugs are classified into five (5) distinct categories or schedules depending upon the drug’s acceptable medical use and the drug’s abuse or dependency potential. Schedule V is defined by the DEA as drugs with lower potential for abuse than schedule IV and consist of preparations containing limited quantities of certain narcotics. ZTALMY became available for commercial sale and shipment in the third quarter of 2022. As a controlled substance, ganaxolone is subject to the applicable CSA requirements such as registration, security, recordkeeping and reporting, storage manufacturing, distribution, importation and other requirements.

FDA Post-Marketing Requirements. In connection with FDA approval of ZTALMY for CDD, we have several post-marketing commitments. The Phase 1 renal impairment study commitment was submitted to the FDA in May 2022, the Phase 1 hepatic impairment study and the thorough QTc study were submitted to the FDA in December 2022, the extractable/leachable study results on the container closure system were submitted to the FDA in July 2023, the M17 in vitro drug-drug interaction (DDI) study was submitted in August 2023, and the M17 in vivo PK study with Brain Penetrance was submitted in December 2023. The remaining post-marketing requirements include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; and a juvenile animal toxicity study of M2 in rats. We expect to be able to complete these remaining required FDA studies and are working with the FDA with respect to the timing of their completion and submission.

Managed Access Program (MAPS). We have initiated a global managed access program with Uniphar Durbin Ireland LTD to support physician access to ZTALMY for appropriate patients with seizures associated with CDD in geographies where there is no available patient access, local regulatory criteria and program eligibility are satisfied, and we do not already have a commercial distribution relationship in place.

Marketing Authorization Application

In August 2021, the Committee for Medicinal Products for Human Use (CHMP) of the EMA granted our request for accelerated assessment of ganaxolone for the treatment of seizures associated with CDD. The marketing authorization application (MAA) for ganaxolone was submitted to the EMA on October 11, 2021, and on October 28, 2021, we received formal notification from the EMA that the CDD MAA was validated. With this validation, the EMA began its formal review of the MAA under the centralized procedure. On May 26, 2023, the CHMP adopted a positive opinion recommending approval of ZTALMY. On July 28, 2023, the EC approved ZTALMY oral suspension for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. The EC decision is applicable to all 27 EU member states plus Iceland, Norway and Liechtenstein. ZTALMY is the first treatment in the EU indicated for the treatment of seizures associated with CDD.

EC Post-Authorization Measures. In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures. The clinical study report (CSR) for Study 1042-HME-1001 was submitted in September 2023. The ganaxolone Steady-State Metabolite Study report, the final Study 1042-CDD-3001 CSR with the open-label trial completion, the M17 in vitro DDI study, and the M17 in vivo PK study with Brain Penetrance were submitted in December 2023. The remaining post-marketing authorization measures include: participating in Study LLF001 (CANDID observational study) and providing annual updates; participating in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and providing six monthly updates; conducting a toxicity study with a sediment dwelling organism and an updated Environmental Risk Assessment; developing a sodium benzoate-free suspension and assessing the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time; conducting a 26-Week Oral Gavage Toxicity Study of M2; conducting a M2 Embryo-fetal Development study; and conducting a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested weight of evidence (WoE) assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. We expect to be able complete the remaining required studies within the requested EMA timeframe.

Our Pipeline

We are pursuing development of ganaxolone for selected indications based on the mechanism of action and clinical profile of ganaxolone, including the following programs:

Status Epilepticus (SE)

SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having Established Status Epilepticus (ESE) and those who then progress to and subsequently fail at least one second-line antiepileptic drug (AED) are classified as having RSE. In RSE, synaptic GABAA receptors are internalized into the neuron, resulting in decreased responsiveness to drugs such as benzodiazepines. RSE unresponsiveness to one or more second-line AEDs may require treatment with IV anesthesia to terminate seizures and prevent neuronal injury and other complications. The IV anesthetic is increased to a level that induces deep coma and is maintained at that rate for 24 hours or more. SE that recurs following an attempted wean of IV anesthesia is classified as super refractory status epilepticus (SRSE). In April 2016, we were granted FDA orphan drug designation for the IV formulation of ganaxolone for the treatment of SE, which includes RSE.

In January 2021, we enrolled the first patient in the Phase 3 RAISE trial, a randomized, double-blind, placebo-controlled trial in patients with RSE, who have failed two or more antiseizure medications. The RAISE trial has approximately 70 trial sites, primarily in the U.S. and Canada. It is designed to enroll approximately 124 patients who will be randomized to receive ganaxolone or placebo added to standard of care. We reached alignment with the FDA on a protocol amendment, including a proposal for an interim analysis when two-thirds of the patients (approximately 82) have completed assessment of the primary and key secondary trial endpoints. At the time of the interim analysis, the trial will have over 90% power to detect a 40% difference in treatment outcomes between ganaxolone and placebo. We reached the enrollment target for the interim analysis in the first quarter of 2024. If the pre-defined stopping criteria from the planned interim analysis are met, we expect our interim analysis with top-line data readout for the RAISE trial to be available in the second quarter of 2024. We believe positive interim RAISE trial results would be adequate for regulatory filing purposes in RSE in the U.S.

The co-primary endpoints for the RAISE trial are (1) proportion of patients who experience SE cessation within 30 minutes without use of other IV antiseizure medications, and (2) proportion of patients without progression to IV anesthesia for 36 hours. In June 2022, we announced that we amended the protocol for the RAISE trial to expand eligibility criteria, including allowing patients previously treated with up to 18 hours of high-dose IV anesthesia to enroll. Previously, we had excluded patients treated with high-dose IV anesthetics for any duration. We believe this will facilitate the enrollment of appropriate patients transferred to the ICU from other hospitals or the emergency room.

Several academic medical centers and intensive care units participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays. Additionally, in February 2022, we temporarily paused the RAISE trial after routine monitoring of stability batches of clinical supply material indicated that it became necessary to reduce the shelf life to less than the anticipated 24 months to meet product stability testing specifications. We notified the FDA of this issue and our plans to proactively pause the trial, and we subsequently provided additional information to the FDA to support resuming trial activities. In May 2022, we announced that the trial had resumed utilizing new batches of the original buffer IV formulation of ganaxolone, and we implemented a reduced shelf life of 12 months. In agreement with the FDA, ganaxolone clinical supplies with the original buffer IV formulation would be stored under refrigerated conditions for the entire duration of clinical use. The shelf life of the original buffer IV formulation was updated to 18 months under refrigerated conditions, based on stability data which was submitted in the subsequent IND amendment in February 2023. Subsequently, we manufactured the IV ganaxolone formulation with a new buffer and are targeting a shelf life of 24 months at room temperature, pending the results of ongoing stability monitoring. The FDA agreed that in principle a buffer change in the ganaxolone IV formulation is acceptable but requested that additional information be submitted prior to use of the new buffer formulation in clinical trials. We submitted an IND amendment to the FDA in May 2023. All sites have been resupplied with the new buffer formulation, which we believe will not require refrigeration and is expected to have a shelf life of 24 months.

We have commenced a separate Phase 3 RSE trial to support an MAA in Europe (RAISE II trial). We gained alignment on the trial design at a meeting with the EMA in the first quarter of 2021. The RAISE II trial is a double blind, placebo-controlled registration trial targeting enrollment of 70 patients who have failed first-line benzodiazepine treatment and at least one second-line IV AED. Patients will receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line IV AED. The simultaneous administration of a standard-of-care AED with the trial drug is expected to provide data complementary to that from the RAISE trial. There are two additional key differences between the RAISE and RAISE II trials. First, unlike the RAISE trial, which specifies progression to IV anesthesia as constituting treatment failure, any escalation of care – whether an additional second-line IV AED or an IV anesthetic –will fulfill criteria for treatment failure in RAISE II. This aligns more closely with the European standard of practice for RSE in which IV anesthesia is used less commonly than in the U.S. Second, the primary endpoint for the RAISE II trial will be based on a responder analysis, with response defined as SE cessation within 30 minutes and no escalation of care within 36 hours, rather than the co-primary endpoints in the RAISE trial, which require statistical significance to be achieved independently on both the 30-minute and 36-hour outcomes. We expect to complete enrollment for the RAISE II trial by the end of 2025.

In 2023, we discontinued the RESET trial, a Phase 2 trial evaluating ganaxolone for the treatment of ESE. We have focused our resources for IV ganaxolone on our RSE trials, i.e., completing the RAISE trial and accelerating enrollment in the RAISE II trial, as well as developing a proof-of-concept trial in SRSE. SRSE is a life-threatening neurological emergency with high morbidity and mortality, and we have provided ganaxolone to physicians who have requested it for SRSE treatment under eIND applications. To date, 26 patients have been treated for SRSE with ganaxolone. Based on our observations of treatment outcomes in these patients we plan to submit a protocol to the FDA for a proof-of-concept trial of ganaxolone in SRSE.

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

In July 2022, the USPTO issued U.S. Patent No. 11,395,817 (Ovid ‘817 Patent) to Ovid Therapeutics, Inc. (Ovid) with claims that encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of the Ovid ‘817 Patent with the USPTO Patent Trial and Appeal Board (PTAB). Our petition for PGR argues that the claims of the Ovid ‘817 Patent are unpatentable on multiple grounds. Ovid filed a preliminary response to our petition on June 20, 2023. In Ovid’s reply to our request for PGR, Ovid disclaimed claims 1-21, 23 and 24 of the Ovid ‘817 Patent, which has the effect of erasing these claims from the patent, irrespective of the outcome of the PGR. On August 17, 2023, the PTAB issued a decision granting institution of our petition seeking PGR of the Ovid ‘817 Patent. In instituting the PGR, the PTAB stated that it was more likely than not that we would be able to invalidate the remaining claims (22 and 25-31) of the Ovid ‘817 Patent during the proceeding. The decision to institute is not a final decision on the patentability of the claims. The final decision will be based on the full record developed during the proceeding. The PGR process is ongoing, and oral arguments for the proceeding are currently scheduled for May 22, 2024. If we do not prevail in the PGR proceeding, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to challenge the Ovid ‘817 Patent in court will be limited in certain respects.

On January 9, 2024, the USPTO issued a Notice of Allowance in Ovid’s patent application U.S. 18/325,548 (Ovid ‘548 application) with claims that encompass our product candidate for the treatment of SE. The Ovid ‘548 application issued in February, 2024 as U.S. Patent No. 11,903,930 (Ovid ‘930 Patent). We are evaluating the Ovid’930 Patent.

The Ovid ‘817 Patent and the Ovid ‘930 Patent claims cover the use of ganaxolone in the treatment of SE and do not cover or impact our marketing and sales of ZTALMY for the treatment of seizures associated with CDD. If we prevail in the PGR, the Ovid ‘817 Patent will not be enforceable against us.

Ovid may file a lawsuit against us alleging infringement of its patents. Any such proceedings, in the PTAB or courts, regardless of their outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for SE, including RSE, during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a U.S. commercial launch of ganaxolone for RSE based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). We may need to acquire or obtain a license to certain Ovid patents to market or sell ganaxolone for RSE in the U.S., which may not be available on commercially acceptable terms or at all. If we are not able to acquire the certain Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and such patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for RSE in the U.S. altogether, which would have a material adverse impact on our business.

Tuberous Sclerosis Complex (TSC)

TSC is a rare genetic disorder that causes non-malignant tumors in the brain, skin, kidney, heart, eyes, and lungs. Rarely, patients may develop malignant tumors of the kidney, breast or thyroid gland. The condition is caused by inherited mutations in either the TSC1 or TSC2 gene. It occurs with a frequency of approximately 1:6,000 live births, with a genetic mutation being found in 85% of patients. While the disease phenotype can be extremely variable, epilepsy occurs with a frequency of up to 85%. TSC is a leading cause of genetic epilepsy, often manifesting in the first year of life as either focal seizures or infantile spasms. There are currently few disease-specific treatments approved for seizures in TSC. Orphan drug designation for ganaxolone for the treatment in TSC was granted by the FDA in August 2021 and by the EMA in October 2021.

In August 2021, we announced top-line data from our open-label Phase 2 trial evaluating the safety and efficacy of adjunctive oral ganaxolone in 23 patients with TSC-associated seizures associated. The trial enrolled 23 patients ages 2 to 32, who entered a four-week baseline period followed by a 12-week treatment period, during which they received up to 600 mg of ganaxolone (oral liquid suspension) three times a day. Patients who completed the initial 12-week treatment period were able to continue ganaxolone during an extension phase of the trial. The primary endpoint was the percent change in 28-day TSC-associated seizure frequency during the 12-week treatment period relative to the four-

week baseline period. Secondary outcome measures included the percentage of patients experiencing a greater than or equal to 50% reduction in 28-day TSC-associated seizure frequency through the end of the 12-week treatment period compared to the 4-week baseline period.

The primary endpoint showed a median 16.6% reduction in 28-day frequency of TSC-associated seizures relative to the four-week baseline period. A secondary endpoint showed that the proportion of patients that achieved at least a 50% seizure reduction was 30.4%. During the trial, patients with focal seizures (n=19) showed a median 25.2% reduction in focal seizure frequency. Ganaxolone was generally well-tolerated with somnolence reported as the most common AE. In addition, one serious adverse event (SAE) of worsening seizures occurred, which was assessed by the investigator as treatment related. Four patients discontinued the trial due to AEs. Additionally, the data from the trial suggested that in patients receiving concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. The interpretation of these findings is limited by the small sample size and open-label design of the trial. A formal Phase 1 drug-drug interaction trial was completed in the fourth quarter of 2022, demonstrating a lack of significant interaction between ganaxolone and Epidiolex. Based on findings from the Phase 2 TSC trial, as well as a review of PK findings from prior Phase 1 and Phase 3 trials, the titration schedule for the Phase 3 TSC trial has been adjusted to optimize tolerability.

In response to our request for an end-of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC. We believe that, based on the FDA’s written responses, and with the FDA approval of CDD, a single trial could serve as necessary support for regulatory approval of TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, the EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses from the EMA, like those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the U.S. and Europe in the first quarter of 2022, we are actively enrolling patients in this global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone in approximately 128 patients with TSC-related seizures. Based on the sample size of 128 trial participants, the trial provides 90% power to detect a 25% difference in seizure reductions between ganaxolone and placebo. The trial has 93 sites activated, including several TSC centers of excellence, predominantly in the U.S., Western Europe, Canada, Australia, China and Israel. The primary endpoint is percent change in 28-day frequency of TSC-associated seizures, and we plan to announce top-line data in the fourth quarter of 2024.

In July 2023, the USPTO granted us a patent on a method of treating TSC-related epilepsy by administering oral ganaxolone. This issued patent expires in 2040. This patent is a member of a patent family we own that includes pending patent applications that claim certain therapeutic regimens for the treatment of TSC.

Second Generation Formulation, Clinical Development in Lennox-Gastaut Syndrome (LGS) and other epileptic encephalopathies, and Prodrug Development

Top-line data from a single ascending dose (SAD) Phase 1 trial in healthy volunteers utilizing the first candidate for a second generation formulation of ganaxolone demonstrated linear PK properties at doses of up to 1200 mg. Data from a subsequent phase 1 MAD trial also demonstrated linear kinetics through the range of doses assessed. Based on these results, we intend to apply extended-release technologies to the formulation, which could provide consistent exposure that maintains trough concentrations within the therapeutic range, minimizes peak dose-related side effects and allows once- or twice-daily dosing. The linear kinetics observed in the MAD trial, along with predictable dose-exposure relationships, may allow physicians to individualize dosing to patient needs. We plan to pursue clinical development of the second-generation formulation of ganaxolone in LGS, a severe form of epilepsy that typically begins between one and eight years of age. Affected children have neurodevelopmental impairments and intractable seizures, including focal, atonic, tonic, generalized tonic-clonic and atypical absence seizures. In March 2023, the FDA granted orphan drug designation to ganaxolone for the treatment of LGS. This designation applies to the active moiety of ganaxolone and is not dependent on the formulation. Given the overlap in seizure types and etiologies with other disorders where ganaxolone has therapeutic potential, such as CDD and TSC, we believe that LGS represents a promising opportunity for ganaxolone development. We anticipate initiating a Phase 2 clinical trial in LGS with a second generation formulation in 2025.

Additionally, we plan to expand our investment in ZTALMY to explore its potential in the treatment of other rare epilepsies. Planning is underway for a clinical trial that would assess oral ganaxolone for the treatment of a broad range of epileptic encephalopathies targeted to begin in Q4 2024.

The development of ganaxolone prodrug compounds continues to advance with lead oral and IV candidates having been selected. We anticipate completion of IND-enabling studies for the oral prodrug in 2024, followed by IND filing and initiation of Phase 1 trials in 2025.

On September 27, 2023, the USPTO issued a Notice of Allowance in an Ovid patent application with claims that encompass our product candidate for the treatment of LGS. This patent issued, U.S. Patent No. 11,806,336, on November 7, 2023. The claims in the Ovid LGS patent cover the use of ganaxolone in the treatment of LGS and do not cover or impact the use of ganaxolone in any other indication. Ovid may file a lawsuit against us alleging infringement of its LGS patent claims. Any such proceeding, regardless of the outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for LGS during such proceeding or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for LGS based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). We may need to acquire or obtain a license to the Ovid LGS patent to market or sell ganaxolone for LGS, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid LGS patent or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patent and such patent is determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for LGS altogether, which would have a material adverse impact on our business.

Orphan Designations

The FDA has granted orphan drug designation to ganaxolone for the treatment of Infantile Spasms, SE, CDD, TSC, PCDH19-RE, Fragile X Syndrome and LGS. Orphan drug designation is granted by the FDA Office of Orphan Products Development to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the U.S. The designation provides the drug developer with a seven year period of U.S. marketing exclusivity, as well as tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees.

In Europe, the COMP has granted orphan drug designation to ganaxolone for the treatment of TSC and CDD.

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

During prolonged seizures and SE, synaptic GABAA receptors are internalized into the neuron, rendering them unavailable for binding by GABA. In contrast, extrasynaptic receptors are not internalized during prolonged seizures. The binding of ganaxolone to extrasynaptic receptors has been proposed as the basis for its efficacy in RSE.

Safety Overview

Oral Ganaxolone Safety

As of October 2023, over 2,200 individuals have received ganaxolone for durations from one day to more than two years at doses of 50 to 2,000 mg/day. Oral ganaxolone has been administered in Phase 2 clinical trials to pediatric patients at doses up to 1,800 mg/day and to adult patients at doses up to 1,875 mg/day. The majority of AEs have been non-serious and resolved upon discontinuation of therapy. The most common side effects with oral ganaxolone relate to sedation or somnolence. In the oral ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in adult or pediatric populations.

In the pivotal Phase 3 clinical trial in CDD (the Marigold Trial), ganaxolone was generally well tolerated with a safety profile consistent with previous clinical trials. The most common adverse reactions (incidence of at least 5% and at least twice the rate of placebo) were somnolence, pyrexia, salivary hypersecretion, and seasonal allergy. Somnolence and sedation appeared early during treatment and were generally dose related. Antiepileptic drugs, including ZTALMY, increase the risk of suicidal thoughts or behavior. In addition, as with most antiepileptic drugs, ganaxolone should be withdrawn gradually to minimize the risk of increased seizure frequency and SE.

There were no deaths reported in the double-blind phase of the Marigold Trial. Three deaths globally have occurred during the open label extension phase of the trial, two of which were assessed by the investigators as unrelated to trial treatment. The third death was assessed by the investigator as probably related to reduction in dose of the trial medication. Given the severity of CDD and its medical complications, SAEs or deaths may occur which, in the absence of a control group, make determination of relatedness to treatment difficult.

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

In 2019, we announced positive top-line results in our open label, dose finding Phase 2 clinical trial evaluating IV ganaxolone in patients with RSE. In the trial, ganaxolone had an acceptable safety and tolerability profile for the RSE patient population in all dose groups. There were 10 SAEs; eight were considered not related to treatment and two were considered treatment-related (TRSAEs). The TRSAEs were severe sedation in two patients that led to early ganaxolone discontinuation: one in the medium dose group on day three and one in the high dose group on day one. There were 50

AEs reported in seven patients, thirteen of which were considered TRAEs. The most commonly reported TRAEs were somnolence, mild hypotension and sedation.

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

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified.  An activity assay, dose range finding study in rats and an in vivo micronucleus with comet analysis for the detection of genotoxicity have been conducted and the results submitted to the FDA. The M17 in vitro drug-drug interaction (DDI) study was submitted in August 2023, and the M17 in vivo PK study with Brain Penetrance was submitted in December 2023. Results from additional preclinical studies are required by the FDA as post-marketing requirement(s). These include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; and a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats. Additional post-marketing requirements included: phase 1 renal and hepatic impairment studies and a thorough QTc study; and extractable/leachable study results on the container closure system. The Phase 1 renal impairment study commitment was submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. The extractable/leachable study results on the container closure system were submitted to the FDA in July 2023. We plan to complete the required FDA studies within the required FDA timeframe. However, there is a risk that the studies could take longer than expected to complete or the studies may have adverse findings which may require additional investments and have the potential to materially impact the label or our ability to market ZTALMY.

In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures. The clinical study report (CSR) for Study 1042-HME-1001 and the ganaxolone Steady-State Metabolite Study report were submitted in September 2023. The ganaxolone Steady-State Metabolite Study report, the final Study 1042-CDD-3001 CSR with the open-label trial completion, the M17 in vitro DDI study, and the M17 in vivo PK study with Brain Penetrance were submitted in December 2023. The remaining post-marketing authorization measures include: participating in Study LLF001 (CANDID observational study) and providing annual updates; participating in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and providing six monthly updates; conducting a toxicity study with a sediment dwelling organism and an updated Environmental Risk Assessment; developing a sodium benzoate-free suspension and assessing the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time; conducting a 26-Week Oral Gavage Toxicity Study of M2; conducting a M2 Embryo-fetal Development study; and conducting a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested weight of evidence (WoE) assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. We expect to be able complete the remaining required studies within the requested EMA timeframe.

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

Nanoparticle Ganaxolone Formulations. We own approximately four patent families directed to formulations of ganaxolone, including nanoparticle formulations of ganaxolone and complexing agents that deliver consistent exposure and improved stability of ganaxolone, and certain uses of the formulations. One of the patent families includes eight issued U.S. patents with claims directed to certain solid and liquid ganaxolone formulations and certain methods for the making and use thereof. Corresponding foreign patents have been granted in Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, South Africa, New Zealand, Singapore and South Korea. The 20-year term for patents in this family runs through 2026, absent any available patent term adjustments or extensions. We have filed for a patent term extension of a granted U.S. patent in this patent family that covers ZTALMY. Our patent term extension application requests an extension of five (5) years, which is the maximum extension available under the Hatch-Waxman Act. If the full extension is granted, this U.S. patent would be extended to November 28, 2031. The application for patent term extension is pending at the USPTO. We have not out-licensed any rights to practice these patents in any of these territories. Pursuant to our agreement with Domain Russia Investments Limited (DRI), we assigned to DRI patent rights, which rights were subsequently assigned to NovaMedica LLC (NovaMedica), along with the right to develop and commercialize ganaxolone in Russia and certain other member countries of the Eurasian Patent Organization.

We have approximately three patent families consisting of one pending U.S. provisional application directed to ganaxolone analogs and/or additional formulations of ganaxolone, and two international applications filed under the Patent Cooperation Treaty (PCT) that are directed to additional formulations of ganaxolone. The 20-year term for patents based on these international applications will run through 2042 and 2043, respectively, absent any available patent term adjustments.

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

Intravenous Ganaxolone Formulations. We own approximately four patent families directed to our IV ganaxolone formulations that we are developing for the treatment of SE and certain other disorders. One of the patent families includes patents issued in Australia, India and Japan, and pending applications in Canada, China, Europe, Israel, Japan, South Africa, and the U.S. that claim certain injectable ganaxolone formulations containing sulfobutyl ether-beta-cyclodextrin and certain methods of use of the formulations, including for the treatment of SE. The 20-year term for this patent family runs through to 2036, absent any available patent term adjustments or extensions. A second patent family currently includes two issued U.S. patents with claims directed to certain therapeutic regimens for the treatment of SE using IV ganaxolone, and pending applications in Canada, China, Europe, Israel, Japan, Mexico, Singapore, South Africa, and the U.S. that claim certain therapeutic regimens for the treatment of SE using IV ganaxolone. The 20-year term for patents in this family runs through 2040, absent any available patent term adjustments. A third patent family includes a pending application in the U.S. that claims certain therapeutic uses of IV ganaxolone. The 20-year term for patents in this family runs through 2041, absent any applicable available patent term adjustments. A fourth patent family currently consists of a pending U.S. provisional application directed to certain therapeutic uses for SE. The 20-year term for patents based on this international application will run through 2044, absent any available patent term adjustments.

Additional Therapeutic Uses. We own approximately four patent families directed to certain therapeutic uses of ganaxolone, including for treating genetic epilepsy disorders, such as CDD and PCDH19-Related Epilepsy (PCDH19-RE), and TSC. One of the patent families includes one issue patent in Japan, and pending applications filed in Australia, Canada, China, Europe, Japan, South Korea, New Zealand, Singapore, and the U.S. that claim certain methods of treating epileptic disorders. The 20-year term for patents in this family runs through 2038, absent any available patent term adjustments or extensions. A second patent family includes one issued U.S. patent with claims directed to certain methods for treating TSC, and pending applications filed in Australia, Canada, China, Europe, Israel, Japan, South Korea, Mexico, Singapore, New Zealand, and the U.S. that claims certain methods of treating TSC. The 20-year term for patents based on this family runs through 2040, absent any available patent term adjustments or extensions. A third family pending applications filed in Europe and the U.S. that claims certain therapeutic regimens for certain disorders using ganaxolone. The 20-year term for patents based on this family runs through 2041, absent any available patent term adjustments or extensions. A fourth patent family currently consists of a pending international patent application filed under this PCT directed to certain therapeutic regimens for certain disorders using ganaxolone. We intend to file national phase applications in various foreign jurisdictions based on this PCT application before applicable deadlines. The 20-year term for patents based on this family runs through 2042, absent any available patent term adjustments or extensions.

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

Biologix

In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for these rights, we will be the exclusive supplier of our products to Biologix on terms set forth in the Biologix Agreement in exchange for a negotiated purchase price for the products. Upon execution of the Biologix Agreement, we received an upfront payment of $0.5 million which is to be recognized over the term of the Biologix Agreement. We may be entitled to additional fees upon regulatory milestones.

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

As consideration for this license, we paid an upfront fee and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones. We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales. As of March 5, 2024, we have achieved one milestone under the License Agreement, which occurred and was paid in the first quarter of 2021. If approved, a second milestone will be due upon approval of an NDA by the FDA for our IV formulation of ganaxolone. Certain patents relating to Captisol®, including some that were licensed to us by CyDex, have expired, while other patents that are licensed to us remain in force.

Under the terms of the Supply Agreement, we are required to purchase all of our requirements for Captisol with respect to ganaxolone from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

Purdue Neuroscience Company (Purdue)

In September 2004, we entered into a license agreement with Purdue, which was amended and restated in May 2008 (Purdue License Agreement), that granted us exclusive rights to certain know-how and technology relating to ganaxolone, excluding the field of treatment of unpleasant sensory or emotional experience associated with actual or potential tissue damage or described in terms of such damage. The agreement contains a right by us to sublicense, subject to prior written approval by Purdue, and we have sublicensed our licensed rights to NovaMedica for the Covered Territory (as defined in the Purdue License Agreement). We are obligated to pay royalties as a percentage in the range of high single digits up to 10% of net product sales for direct licensed products, such as ganaxolone. The obligation to pay royalties expires, on a country-by-country basis, ten years from the first commercial sale of a licensed product in each country. Upon commercialization, we estimate the in-licensed technology would result in us paying royalties to Purdue in the low single digits as a percentage of sales. Other payment obligations may be triggered if we successfully partner our product candidates with third parties. In addition, the agreement also requires that we pay Purdue a percentage in the mid-single digits of the non-royalty consideration that we receive from a sublicensee and a percentage in the twenties of milestone payments received from sublicensees for indications other than seizure disorders and vascular migraine headaches not associated with mood disorders. Under the license agreement, we are committed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

In August 2022, we received a letter from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. We responded to Purdue that we did not agree with their claim. In February 2024, following discussions with Purdue, we agreed to pay Purdue $4 million in respect of its claim. As of December 31, 2023, we have accrued a liability of $4.0 million, which will be paid to Purdue in two equal installments, the first on or before March 15, 2024, and the second on or before June 15, 2024. We recorded a one-time net loss of $4.0 million in the year ended December 31, 2023 related to this payment owed to Purdue in connection with the sale of the PRV.

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

SE

SE patients generally are treated with benzodiazepines as first-line treatment. When benzodiazepines are not effective, patients are considered to have ESE and are treated next with one or more second-line IV AEDs, such as levetiracetam, fosphenytoin, lacosamide, or valproate. In 2019, a multicenter, randomized clinical trial (Established Status Epilepticus Treatment Trial; ESETT) was conducted by a group of academic investigators and was designed to evaluate the effectiveness of second-line IV AEDs in ESE. In this trial, the efficacy of levetiracetam, fosphenytoin, or valproate was evaluated in convulsive ESE patients. It was reported that levetiracetam, fosphenytoin, and valproate were effective at stopping SE in 47%, 45%, and 46% of the patients, respectively. When second-line AEDs are not effective, RSE patients are generally placed in a medically induced coma under IV anesthesia in an attempt to stop the seizures and prevent further damage to the brain. Patients on third-line IV anesthesia are at higher risk for anesthesia-associated morbidities, such as infection, and have a 2.9 times greater mortality rate. In addition, patients on IV anesthetics for SE treatment have increased lengths of stays in the hospital and ICU resulting in increased healthcare utilization. To our knowledge, there are no treatments indicated for RSE. To our knowledge, there is only one other company currently developing a clinical-stage product for the treatment of SE and RSE. Bio-Pharm Solutions Co., a private South Korea-based company, is currently in Phase 2 trials for an intravenously administered treatment for SE and RSE.

CDD and TSC

There are no drugs other than our product ZTALMY approved specifically for the treatment of seizures associated with CDD, and there are two drugs approved for the treatment of seizures associated with TSC: Novartis Pharmaceuticals Corp.’s Afinitor DISPERZ® (everolimus tablets for oral suspension) and Jazz Pharmaceuticals, Inc.’s EPIDIOLEX® (cannabidiol). CDD and TSC patients are typically prescribed drugs approved broadly for epileptic seizures, which often fail to control seizures in these patient populations. To our knowledge, there is only one other company with a drug in active clinical development for the treatment of CDD (UCB S.A’s, FINTEPLA® Fenfluramine Hydrochloride). To our knowledge, there are currently two products in development for the treatment of seizures associated with TSC: Noema Pharma AG’s Basimglurant (NOE-101) in a Phase 2b trial and Ovid’s OV329 in a Phase 1 trial.

LGS

There are currently three FDA-approved branded drugs for the treatment of seizures in LGS. These include Assertio Holdings Inc.’s SYMPAZAN® (clobazam) oral film CIV for patients 2+ years old, Jazz Pharmaceutical’s EPIDIOLEX® (cannabidiol) for patients 1+ years old, and UCB S.A’s, FINTEPLA® (Fenfluramine Hydrochloride) for patients 2+ years old. Patients with LGS experience life-long epilepsy and exhibit multiple seizure types that are often refractory to treatment. To our knowledge, there are currently two products in clinical-stage development for the treatment of LGS: Takeda Pharmaceutical Company Limited’s Soticlestat in Phase 3 trials, and SK Life Science, Inc’s Carisbamate in Phase 3 trials.

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

Commercial Operations

In connection with the commercialization of ZTAMLY, our first FDA approved product, we have built a commercial operations infrastructure, including, marketing infrastructure, market access capabilities, and sales field force to reach high prescribing neurologists, critical care, epilepsy specialists and other target physician populations in the U.S. ZTALMY is regulated by the DEA as a controlled substance under the CSA as a schedule V drug. ZTALMY became available for commercial sale and shipment to patients with a prescription in the U.S. in the third quarter of 2022. We believe a focused sales and marketing organization could be leveraged to market ganaxolone across multiple epilepsy indications. We believe that there could also be significant market opportunities for ganaxolone in epilepsy and other neurological and psychiatric conditions outside of the U.S. In order to capitalize on such opportunities, we have entered into collaborations and plan to seek additional collaborations with pharmaceutical companies that have greater reach and resources by virtue of their size and experience in the field. As of December 31, 2023, we have three customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents approximately 99% of our ZTALMY revenue to date.

Government Regulation

As a pharmaceutical company that operates in the U.S., we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act (FDC Act) and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, packaging, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the U.S., we have also received regulatory approval in the EU and we anticipate seeking approval for, and marketing of, our product candidates in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. In addition, some significant aspects of regulation in the European Union (EU) are addressed in a centralized way through the European Medicines Agency (EMA), but country-specific regulation also remains in many essential respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations will require the expenditure of substantial time and financial resources in order to be successful.

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

Marketing Exclusivity

Upon NDA approval of a new chemical entity, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot approve any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change. An ANDA may be submitted one year before the five-year marketing exclusivity expires if a Paragraph IV certification is filed. In this case, the 30-month stay, if applicable, runs from the end of the five-year marketing exclusivity period.

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

In the EU, a medicinal product containing a new active substance, which has never been approved in a medicinal product in the EU before, as well as in certain other circumstances, is entitled to eight years of data exclusivity and ten years of market exclusivity following a grant of MA. During the first eight years, no generic company may refer to the data used by the innovator to obtain a marketing authorization. After eight years, generics may reference the innovator data, but generic medicinal products may only be placed on the market after a total of ten years. Approval of a new indication will not result in a separate additional period of regulatory data protection and market exclusivity. If, however, during the first eight years after initial marketing authorization, a new indication is approved which is considered by the competent authorities to be of significant clinical benefit in comparison to existing therapies, this would result in one additional year of market exclusivity, in addition to the initial eight plus two years. Such significant clinical benefit would generally have to be supported by comparative clinical trials. In April 2023, the EC published a proposal to reform the regulatory data protection system in the EU. In the proposal, the ‘baseline’ of eight years of data exclusivity will be brought back to six years. Additional years of exclusivity can be obtained, but under requirements that are perceived to be more difficult to meet than the current requirements. This proposal is not final yet and it is uncertain if the proposal will be adopted in its current form, and if so, when the revised legislation would enter into force.

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

In April 2023, the EC published a proposal to reform the current European pharmaceutical legislative framework. The proposal intends to reduce orphan market exclusivity period. Also, under the proposed legislation, where a marketing authorization holder holds more than one orphan marketing authorizations for the same active substance, any second or third orphan marketing authorization would not enjoy a separate full period of orphan market exclusivity. It is currently uncertain if the proposal will be adopted in its current form, and it is uncertain if and when the revised legislation would enter into force.

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

European and Other International Government Regulation

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. We must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process that requires the submission of a request for a clinical trial authorization (CTA) much like the IND prior to the commencement of human clinical trials. In the EU, for example, a request for a CTA must be submitted to EMA and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA request is approved in accordance with a country’s requirements, clinical trial development may proceed. The conduct of a clinical trial in the EU must comply with the EU Clinical Trials Regulation (EU) No 536/2014 (Clinical Trials Regulation). The Clinical Trials Regulation applies to clinical trials in all countries of the European Economic Area (EEA, i.e. the EU Member States plus Iceland, Norway and Liechtenstein). Clinical trials that were authorized under the former Clinical Trials Directive 2001/20/EC before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA. The main characteristics of the regulation include: (i) a streamlined application procedure through a single entry point known as the “EU portal”; (ii)

a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and (iii) a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts.

In addition, when conducting a clinical trial in the EU, the processing of personal data, including pseudonymized data, must comply with the EU General Data Protection Regulation including as implemented in the UK (collectively, GDPR). The GDPR imposes strict obligations on the processing of personal data, including relating to the transfer of personal data to third countries such as the US. The competent authorities of the EU Member States may impose significant financial penalties in the event of violation of the GDPR.

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

Small Medium Enterprise (SME) designation

In the EU, small medium enterprise designation (SME) can be granted to non-subsidiary, independent firms which employ fewer than 250 employees to promote innovation and the development of new medicinal products by smaller companies. The criteria for designation are dependent on staff headcount, either turnover or balance sheet total and the ownership structure, including any partnership or linkage.  Benefits of SME designation include direct assistance on regulatory aspects of the pharmaceutical legislation, help navigating the array of services available, fee exemptions and reductions for pre- and post-authorization regulatory procedures, assistance with translations of product information into all official EU languages, guidance on clinical data publication and a free redaction tool license, liaison with academic investigators in pediatric-medicine research through the European Network of Pediatric Research at the EMA and workshops and training sessions. In 2023, we renewed our SME designation in the EU.

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

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended (Affordable Care Act), has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act has impacted pre-existing government healthcare programs and resulted in the development of new programs. For example, the Affordable Care Act provides for Medicare payments for performance initiatives and improvements to the Medicare physician quality reporting system and feedback program.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

●	an annual, nondeductible fee on any covered entity engaged in manufacturing or importing certain branded prescription drugs and biological products, apportioned among such entities in accordance with their respective market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13.0% of the average manufacturer price (AMP), for most branded and generic drugs, respectively;
●	expansion of healthcare fraud and abuse laws, including the False Claims Act (FCA) and the Anti-Kickback Statute (AKS), new government investigative powers, and enhanced penalties for noncompliance;
●	a new prescription drug benefit for Medicare recipients (Medicare Part D), the coverage gap discount program, in which manufacturers must agree to offer 70.0% (as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D (the Inflation Reduction Act of 2022 (IRA)) replaces the coverage gap discount program with a new manufacturer discount program beginning in 2025);
●	extension of manufacturers’ Medicaid rebate liability to covered outpatient drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the types of entities eligible for participation in and discounts under the Public Health Service 340B drug pricing program;
●	new requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to physicians and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services (CMS), to be required by March 31, 2014, and by the 90th day of each subsequent calendar year;

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	a mandatory nondeductible payment for employers with 50 or more full-time employees (or equivalents) who fail to provide certain minimum health insurance coverage for such employees and their dependents, beginning in 2016.

Certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation and implementation. For example, the Tax Cuts and Jobs Act (Tax Act) eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate.” Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to modify the Affordable Care Act, its implementing regulations, or portions thereof, will affect our business.

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

Further, the Inflation Reduction Act of 2022 (IRA), among other things, establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which generally speaking manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replaces the existing coverage gap discount program with a new manufacturer discount program (beginning in 2025) which could negatively affect the profitability of our product candidates. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative changes could impact the market conditions for our product candidates.

We anticipate that the Affordable Care Act, the IRA, and other healthcare reform measures, including those enacted in the future, will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further state and federal healthcare reform measures adopted in the future, any of which could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

In California, the CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California consumers. The CCPA and its implementing regulations have already been amended multiple times since their enactment, including by the California Privacy Rights Act, or CPRA. The CPRA introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, or CPPA. The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations continue to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the EU, the U.S., at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

The EU, EEA countries and other jurisdictions, including the UK, have adopted data protection laws and regulations, which impose significant compliance obligations. The GDPR is directly applicable in each EU country. The GDPR imposes strict restrictions and obligations on companies’ ability to collect, analyze and transfer personal data or otherwise process personal data, especially if they process sensitive personal data (such as data concerning patient health), including significant fines for non-compliance with the GDPR. Implementation of the GDPR has influenced other jurisdictions to either amend or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR.

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the EU, United Kingdom and Switzerland to the U.S. and other countries (except those deemed to be adequate by the EC or UK Secretary of State, as applicable), which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the EC, such as the EU-U.S. Data Privacy Framework.

In July 2023, the EC adopted its adequacy decision for the EU-U.S. Data Privacy Framework. The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decision on the EU-U.S. Data Privacy Framework covers data transfers from any public or private entity in the EEA to U.S. companies participating in the EU-U.S. Data Privacy Framework. With the adoption of the adequacy decision, European entities are able to transfer personal data to participating companies in the U.S., without having to put in place additional data protection safeguards. The adequacy decisions of the EC are subject to periodic reviews and may be amended or withdrawn.

Another example of a lawful transfer mechanism is using the EU Standard Contractual Clauses as approved by the EC in June 2021. In order to use the EU Standard Contractual Clauses mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA. Compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data.

In addition to the foregoing requirements, we have certain price reporting obligations under the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds made available to states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicare and Medicaid Drug Rebate Programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions, subject to certain exclusions. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. CMS issued another final regulation that (i) modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements and (ii) provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions. If we become aware that our Medicaid reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination of our Medicaid Drug Rebate program agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with the aforementioned price reporting and rebate payment obligations, as well as pharmacy benefit manager (PBM) “accumulator” programs, could negatively impact our financial results. In addition, statutory and regulatory changes or other agency action regarding the Medicaid Drug Rebate Program could negatively affect our financial results or expand our rebate liability.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (HRSA) requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Affordable Care Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize one or more products for which we receive regulatory approval.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. It is unclear how HRSA will apply its enforcement authority under this regulation. HRSA also has implemented a ceiling price reporting requirement, pursuant to which manufacturers must report the 340B ceiling prices for their covered outpatient drugs to HRSA on a quarterly basis. HRSA then publishes those prices to 340B covered entities. Moreover, under another final regulation, HRSA newly established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that may be appealed to federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. In addition, changes to legislation, regulations, or guidance could modify 340B program compliance or expand discount liability.

Federal law also requires that a company report average sales price information each quarter to CMS for certain categories of drugs that are payable under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS may use these submissions to determine payment rates for drugs under Medicare Part B. Manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10% of total allowed charges under Medicare Part B for that drug (or a percentage established for drugs with unique circumstances). Manufacturers that knowingly submit any false pricing or other information to the government, make a misrepresentation in the reporting of average sales price, or fail to timely pay refunds, could be subject to civil monetary penalties. The IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

In addition, manufacturers are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. The IRA replaces the coverage gap discount program with a new manufacturer discount program beginning in 2025. Under either program, civil monetary penalties in the amount of 125% of the discount that was due could be applied if a manufacturer fails to provide these discounts. Moreover, the IRA also establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

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

In order to be eligible to have our products that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also would have to participate in the U.S. Department of Veterans Affairs (VA), Federal Supply Schedule (FSS), pricing program. As part of this program, we would be obligated to make our innovator products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP) to four federal agencies (VA, U.S. Department of Defense (DOD), Public Health Service, and U.S. Coast Guard).

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

Under Section 703 of the National Defense Authorization Act for FY 2008, we would be required to pay quarterly rebates to DOD on utilization of innovator products that are dispensed through DOD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed.

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

Human Capital

As of December 31, 2023, we had 165 full-time employees and one part-time employee. In addition to our employees, we contract with third parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees as we continue to grow as a commercial organization and increase our research and development. We have no collective bargaining agreements with our employees, and none are represented by labor unions.

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

We have incurred significant operating losses since our inception, including a net loss of $141.4 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $571.9 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our losses have resulted principally from costs incurred in our research and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our research, development and commercialization activities of ganaxolone. Our continuation as a going concern is dependent on our ability to (1) generate sufficient cash flows from operations to meet our obligations, (2) obtain additional debt/equity financing, and/or (3) execute strategic transactions, all as may be required.

In addition, we expect to continue to incur significant expenses in connection with the continued commercialization of ZTALMY. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if ever. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

As of December 31, 2023, our Cash and cash equivalents and Short-term investments of $150.3 million, excluding the $15.0 million liquidity requirement associated with our Note Payable, was not sufficient to fund operations for the one-year period after the date hereof. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph in its report on our audited consolidated financial statements for the year ended December 31, 2023 related to our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Future reports of our independent registered public accounting firm may contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

We have generated limited revenue to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our common stock, and could cause you to lose all or a part of your investment.

To date, we have generated limited revenue from sales of ZTALMY and no revenue from sales of other formulations being developed for ganaxolone. The extent to which we can generate revenue from product sales and achieve profitability depends upon our ability to continue to successfully commercialize ZTALMY in the U.S., Orion’s ability to successfully commercialize ZTALMY in Europe, and our ability to successfully develop ganaxolone in additional indications or other product candidates that we may develop, in-license or acquire in the future. Our ability to continue to generate revenue from product sales of ZTALMY and from additional indications we are developing for ganaxolone or any other future product candidates also depends on a number of additional factors, including our ability to:

●	successfully complete pre-clinical and clinical development activities, including enrollment of clinical trial participants, completion of the necessary pre-clinical studies and clinical trials and attainment of study and trial results that will support regulatory approvals;
●	complete and submit NDAs to the FDA, MAAs with the EMA and other marketing authorization filings with regulatory agencies in other countries, and obtain regulatory approval for indications, other than CDD in the U.S. and EU, for which there is a commercial market;

●	continue to make or have made commercial quantities of our products at acceptable cost levels;
●	maintain a commercial organization capable of having manufacturing, selling, marketing and distributing any products we intend to sell ourselves in the markets in which we choose to commercialize on our own;
●	find suitable partners to help us market, sell and distribute our approved products in other markets;
●	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payers;
●	launch and commercialize ZTALMY in other indications being developed for ganaxolone and any other future product candidates for which we obtain regulatory approval;
●	obtain market acceptance of ZTALMY in other indications being developed for ganaxolone and any other future product candidates as viable treatment options;
●	address any competing technological and market developments;
●	implement additional internal systems and infrastructure, as needed;
●	identify and validate new product candidates;
●	negotiate favorable terms in any collaboration, licensing or other commercial arrangements into which we may enter;
●	resolve potential intellectual property disputes with third parties;
●	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attract, hire and retain qualified personnel.

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

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to continue to successfully commercialize ZTALMY in the U.S. or complete the development and, if approved, commercialization of ganaxolone in the other indications we are developing.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to commercialize ZTALMY in the U.S. and to advance the clinical and regulatory development of ganaxolone in the other geographic regions and indications we are developing and, if approved, commercialize ganaxolone in those indications. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our commercialization efforts or our research and development programs.

We believe that our existing Cash and cash equivalents and Short-term investments of $150.3 million as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone, including ZTALMY;
●	the scope, progress, results and costs of researching and developing ganaxolone, including ZTALMY, or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone, including ZTALMY in indications other than CDD in the U.S., EU, or other significant markets, and any other future product candidates in these markets;
●	the cost of commercialization activities for ZTALMY for CDD in the U.S., including marketing, sales and distribution costs;
●	the cost of commercialization activities for ZTALMY, and of ganaxolone in any other indications or any other future product candidates that are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments owed to us pursuant to our collaboration agreement with Orion for the commercialization of ganaxolone in Europe, our exclusive license agreement with Tenacia for the commercialization of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan and our exclusive distribution and supply agreement with Biologix for the distribution and supply of ganaxolone in the Middle East and North Africa region;
●	our expectations regarding the amount and timing of milestone and royalty payments owed by us pursuant to our revenue interest financing agreement with Sagard Healthcare Royalty Partners, LP (Sagard);
●	any product liability, infringement or other lawsuits related to ZTALMY or other indications being developed for ganaxolone or any other future product candidates and, if approved, products;

●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, ZTALMY for CDD and on future approved products, if any.

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised. Failure to progress our product development or commercialization of ganaxolone as anticipated will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms, if at all, and the value of the enterprise, which could require us to, among other things:

●	significantly delay, scale back or discontinue the development or commercialization of ganaxolone or one or more other research and development initiatives;
●	seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
●	sell or license on unfavorable terms our rights to ganaxolone or one or more future product candidates that we otherwise would seek to develop or commercialize ourselves; or
●	seek bankruptcy protection.

Our failure to comply with the covenants or other terms of the Credit Agreement or Revenue Interest Financing Agreement, including as a result of events beyond our control, could result in a default under these agreements that could materially and adversely affect the ongoing viability of our business.

On May 11, 2021 (Credit Agreement Closing Date), we entered into a Credit Agreement and Guaranty (as amended by that certain letter agreement on May 17, 2021, that certain letter agreement on May 23, 2022 and that certain Limited Consent and First Amendment to Credit Agreement on October 28, 2022, the Credit Agreement) with Oaktree Fund Administration, LLC, as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provided for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million, which consisted of (i) tranche A-1 term loans in an aggregate principal amount of $15.0 million advanced on the Credit Agreement Closing Date; (ii) tranche A-2 term loans in an aggregate principal amount of $30.0 million advanced on September 27, 2021; (iii) tranche B term loans in an aggregate principal amount of $30.0 million advanced on March 30, 2022; (iv) tranche C term loans in an aggregate principal amount of $25.0 million (Tranche C Term Loans); and (v) tranche D term loans in an aggregate principal amount of $25.0 million (collectively, the Term Loans). In May 2022, we delivered to Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment, and in August 2023, we delivered to Oaktree a separate notice of commitment termination with respect to the Tranche C Term Loans commitment. Our ability to draw each tranche of the Term Loans was subject to the satisfaction of certain conditions applicable to each tranche as specified in the Credit Agreement. The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50% and are scheduled to mature on the fifth anniversary of the Credit Agreement Closing Date (Maturity Date). In addition, at the time of funding of any tranche of the Term Loans, we were required to pay an upfront fee of 2.0% of the aggregate principal amount being funded. We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in quarterly installments beginning on the last day of the first quarter ending after the third anniversary of the Credit Agreement Closing Date, in an amount equal to 5.0% of the aggregate amount of the Term Loans outstanding on the date of the first such quarterly principal payment and continuing until the Maturity Date, on which date all outstanding Term Loans and other amounts owed under the Credit Agreement will be required to be paid in full. The Term Loans will be guaranteed by certain of our future subsidiaries. Our obligations under the Credit Agreement and the guarantee of such obligations are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Sagard Healthcare

Royalty Partners, LP (Sagard), by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the future guarantors. The Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions without Oaktree's prior consent, as well as a financial covenant that requires us to maintain at all times Cash and cash equivalents in certain deposit accounts in an amount at least equal to the funding of the tranche B term loans until the Maturity Date, $15.0 million.

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

The Credit Agreement and the Revenue Interest Financing Agreement contain various covenants that limit our ability to engage in specified types of transactions without the prior consent of Oaktree and the Lenders holding a majority of the Term Loan commitments and/or Sagard, as applicable. These covenants limit our ability to, among other things:

●	sell, transfer, lease or dispose of our assets;
●	create, incur or assume additional indebtedness;
●	encumber or permit liens on certain of our assets;
●	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;
●	make specified investments (including acquisitions, loans and advances);
●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
●	enter into certain transactions with our affiliates;
●	grant certain license rights related to our products, technology and other intellectual property rights;
●	in the case of the Credit Agreement, permit our Cash and cash equivalents held in certain deposit accounts to at any time be less than $15.0 million from the funding date of the tranche B term loans until the Maturity Date; and
●	in the case of the Revenue Interest Financing Agreement, permit our Cash and cash equivalents held in certain deposit accounts to be less than (i) from the RIFA Closing Date until the repayment of the loans under the Credit Agreement, $15.0 million and (ii) thereafter, $10.0 million.

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

Because we have limited financial and managerial resources, we are focusing on the continued commercialization of ZTALMY and on research programs relating to ganaxolone, which concentrates the risk of product failure in the event ganaxolone proves to be ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities for other technologies or product candidates that later could prove to have greater commercial potential. We may be unable to capitalize on viable commercial products or profitable market opportunities as a result of our resource allocation decisions. Our spending on proprietary research and development programs relating to ganaxolone may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for ganaxolone, we may relinquish valuable rights to ganaxolone through collaboration, licensing or other commercial arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to ganaxolone.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to conducting preclinical and clinical development and regulatory activities for ganaxolone as well as early commercialization of ZTALMY for CDD in the U.S. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Commercial sales from ZTALMY for CDD, an ultra rare disease, are not expected to be sufficient to fund our clinical development of new indications for ganaxolone, including RSE and TSC. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a longer history of successfully developing and commercializing pharmaceutical products. Further, our budgeted expense levels are based in part on our expectations concerning the costs of our continued commercialization of ZTALMY and on our research, preclinical development and clinical trials, which depend on the success of such activities, and our ability to effectively and efficiently conduct such research, preclinical development, clinical trials and our expectations related to our efforts to achieve FDA or foreign regulatory approval with respect to ganaxolone for additional indications. Our limited operating history and clinical trial experience make these costs difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected increase in costs. Further, our manufacturing costs and operating expenses may increase significantly as we expand our operations and our commercial activities. Accordingly, a significant increase in costs could have an immediate and material adverse effect on our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2023, we had U.S. net operating loss, or NOL, carryforwards of approximately $292.2 million for U.S. federal income tax and approximately $240.1 million for state income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of approximately $39.6 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Our U.S. NOL carryforwards begin to expire in 2029 if not utilized.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards are subject to an annual limitation due to certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This limits the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. In addition, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes.

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

Risks Related to the Continued Commercialization of ZTALMY and Other Future Product Candidates

ZTALMY is our first commercial product and we have no other history of commercializing drugs, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been largely focused on raising capital and developing ganaxolone in several indications, including undertaking preclinical studies and conducting clinical trials. ZTALMY became available for commercial sale and shipment in the U.S. in the third quarter of 2022, and as such we have only begun to demonstrate our ability to supply ZTALMY for ongoing commercial sale and to conduct sales, marketing and distribution activities necessary for continued successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer history of successfully developing and commercializing drugs.

Even though we have obtained regulatory approval for ZTALMY in the U.S. and EU, we will still face extensive FDA and EMA regulatory requirements and may face regulatory difficulties.

Even though we have obtained regulatory approval in the U.S. and EU for ZTALMY, the FDA, EC and state regulatory authorities (and, if we obtain other foreign regulatory approvals, comparable foreign regulatory authorities) may still impose significant restrictions on the indicated uses or marketing of ZTALMY or impose ongoing requirements for potential costly post-approval studies or post-marketing surveillance. For example, as part of its approval of ZTALMY for the treatment of CDD, the FDA requires several post-marketing commitments. The Phase 1 renal impairment study commitment was completed and submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. The extractable/leachable study results on the container closure system were submitted to the FDA in July 2023, the M17 in vitro drug-drug interaction (DDI) study was submitted in August 2023, and the M17 in vivo PK study with Brain Penetrance was submitted in December 2023. The remaining post-marketing commitments include the following studies:

●	2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats.

●	a 26-week carcinogenicity study of ganaxolone in transgenic mice.

●	a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats.

In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures. The clinical study report (CSR) for Study 1042-HME-1001 was submitted in September 2023. The ganaxolone Steady-State Metabolite Study report, the final Study 1042-CDD-3001 CSR with the open-label trial completion, the M17 in vitro DDI study, and the M17 in vivo PK study with Brain Penetrance were submitted in

December 2023. The remaining post-marketing authorization measures include: participating in Study LLF001 (CANDID observational study) and providing annual updates; participating in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and providing six monthly updates; conducting a toxicity study with a sediment dwelling organism and an updated Environmental Risk Assessment; developing a sodium benzoate-free suspension and assessing the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time; conducting a 26-Week Oral Gavage Toxicity Study of M2; conducting a M2 Embryo-fetal Development study; and conducting a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested weight of evidence (WoE) assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. We expect to be able complete the remaining required studies within the requested EMA timeframe. These additional studies will likely require us to undergo a costly and time-consuming development process. If we do not meet our obligations, the FDA and EC may issue non-compliance letters and may also consider ZTALMY to be misbranded and subject to potential enforcement action. There is a risk that the studies could take longer than expected to complete or the studies may have adverse findings which may require additional investments and have the potential to materially impact our marketing of ZTALMY.

We are also subject to ongoing FDA and EC requirements governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, patient registry, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of ganaxolone will continue to be closely monitored by the FDA, EC and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of ganaxolone, the FDA, EC or other comparable foreign regulatory authorities may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on ganaxolone’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. We will also be subject to continued compliance with current good manufacturing practices (cGMP) and good clinical practices (GCP) requirements for any clinical trials that we conduct post-approval.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA, EC and other regulatory authorities for compliance with cGMP and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, ganaxolone or the manufacturing facilities for ganaxolone fail to meet or comply with applicable regulatory requirements or product specifications, a regulatory authority may, among other things:

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

The FDA’s, EC’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted. An important and foreseeable example of this is the forthcoming EU pharmaceutical legislation revision. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval for ganaxolone that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Our continued commercial success depends upon attaining significant market access and acceptance of ZTALMY among physicians, patients, government and private payers and others in the medical community and attaining sufficient reimbursement for ZTALMY and other ganaxolone products.

Even though ZTALMY received FDA and EC approval for CDD, it may not gain market acceptance among physicians, patients, government and private payers, or others in the medical community. Market acceptance of ZTALMY (and of any potential future products we commercialize) depends on a number of factors, including:

●	clinically and commercially viable product profile as supported by clinical trials;
●	efficacy and safety of ganaxolone, or ganaxolone administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;
●	clinical indications for which ganaxolone is approved;
●	acceptance by physicians and patients of ganaxolone as a safe and effective treatment;
●	potential and perceived advantages of ganaxolone over alternative treatments;
●	safety of ganaxolone seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;
●	prevalence and severity of any side effects and drug interactions with other medications, including other antiseizure medications;
●	product labeling or product insert requirements of the FDA, EC or comparable foreign regulatory authorities;
●	restrictions in distribution and use due to controlled substance laws and regulations;
●	timing of market introduction of ganaxolone as well as competitive products;
●	cost of treatment in relation to alternative treatments;
●	availability of coverage and adequate reimbursement and pricing by government and private payers;
●	ability to manufacture commercial quantities of ZTALMY (or any future products) at a reasonable cost and with sufficient speed to meet commercial demand;
●	ability to obtain and maintain appropriate state licenses in the states in which we intend to sell ZTALMY or any future products;
●	ability to successfully defend any challenges to our intellectual property relating to ZTALMY (or any future products);
●	relative convenience and ease of administration of ZTALMY or any future products;

●	effectiveness of our sales and marketing strategy and efforts and effective use of promotional resources;
●	adequate commercial investment; and
●	stability and continuity of product supply chains.

If ZTALMY fails to achieve market acceptance among physicians, patients, government or private payers or others in the medical community, or products or product candidates co-administered with ganaxolone cause AEs, as the case may be, we may not be able to generate significant revenues, which would compromise our ability to become profitable. Many of these matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will be able to successfully commercialize or generate revenue from ZTALMY (or any future products).

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to ganaxolone both for the treatment of CDD and for other indications and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing ganaxolone. Some of these competitive products and therapies are based on scientific approaches that are the same as, or similar to, our approach, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same GABAA neuroreceptor that we are targeting or that are testing product candidates in the same indications that we are testing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Ganaxolone is presently being developed as an antiepileptic therapeutic. There are a variety of marketed therapies available for these patients.

Specifically, there are more than 25 approved AEDs available in the U.S. and worldwide, including the generic products levetiracetam, lamotrigine, carbamazepine, oxcarbazepine, valproic acid and topiramate. Recent market entrants include branded products developed by UCB (including acquisition of Zogenix), Eisai, Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), SK Biopharmaceuticals and Sunovion Pharmaceuticals. In addition, there are several drugs in clinical development for the treatment of pediatric orphan epilepsy indications, including compounds being developed by Eisai, Jazz Pharmaceuticals (via acquisition of GW Pharmaceuticals), Longboard Pharmaceuticals, Neurocrine Biosciences, Praxis Precision Medicines, UCB (including acquisition of Zogenix), and Takeda.

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

ZTALMY is our first commercial product. If our sales and marketing capabilities to market and sell ZTALMY and other ganaxolone products are not effective, we may be unable to generate meaningful revenue.

ZTALMY is our first commercial product and our commercial leadership continues to support the commercialization of ZTALMY and includes sales, marketing, sales operations, a field force, market access professionals, and supply chain and distribution professionals. We compete for commercial talent with companies that have extensive, well-funded marketing and sales operations and successful products in the market. We have a limited track record with the commercialization of ZTALMY for CDD, which may make it more difficult to attract and retain effective commercial talent. If we are unable to maintain an effective commercial team, we may not be successful in generating meaningful revenue. Even if we are able to maintain an effective commercial team, we may be unable to compete successfully against more established companies.

While ZTALMY has received favorable reimbursement determinations to date from third party payers for its approved indication, adverse changes in reimbursement or failure to obtain favorable reimbursement for future indications, if approved, could harm our business.

Our ability to successfully commercialize ganaxolone depends, in part, on the extent to which coverage and adequate reimbursement for ganaxolone is available from government health administration authorities, including Medicaid, which we expect will be a significant portion of patients prescribed ZTALMY, private health insurers and other organizations. Government authorities and commercial third-party payers, such as private health insurers and health maintenance organizations, determine which medications they will cover, the process for making such decisions, and the reimbursement levels for those medications. Obtaining formulary coverage and favorable reimbursement levels for ZTALMY from government authorities or other third-party commercial payers can be a time consuming and costly process, especially in the early years after regulatory approval. It is expected that we will be required to provide supporting clinical scientific and economic evidence in the form of cost-effectiveness and real-world data, outcomes beyond the data required to obtain marketing approval.  We may not be able to gain acceptance from government health authorities, third-party payers or employer sponsored plans and, even if we are able to do so, the timing and the consistency in payer formulary placement or utilization management may vary greatly from government health authorities, third-party payers and by employer sponsored plans.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA, EC or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on formulary coverage or reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs will be reduced by mandatory discounts or rebates required by Medicaid government healthcare programs and may be reduced by private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payers and PBMs often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Any challenges in obtaining coverage and favorable reimbursement rates from both government-funded and private payers for ZTALMY could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

If the market opportunities for ZTALMY for CDD and other indications for which we obtain regulatory approval, if any, are smaller than we believe they are, our results of operations may be adversely affected and our business may suffer.

We focus our research and product development on therapeutics to treat patients suffering from seizure disorders. Our projections of both the number of people who have these disorders, as well as the subset of people with these diseases who have the potential to benefit from treatment with ganaxolone, are based on estimates. These estimates may prove to be incorrect and new studies or clinical trials may change the estimated incidence or prevalence of these disorders. The number of patients in the U.S. and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ganaxolone, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. ZTALMY has received regulatory approval in the U.S. and EU for CDD, and our estimates of the market for ZTALMY for CDD may be incorrect. Our ability to obtain market information is limited since ZTALMY is the first drug to be approved specifically for use in seizures associated with CDD and the ICD10 code for CDD was established in 2020, and there is limited market data available for CDD.

A variety of risks associated with marketing ganaxolone outside of the U.S. could materially adversely affect our business.

We have obtained regulatory approval for ZTALMY for CDD in the EU and plan to seek regulatory approval for ganaxolone in other international jurisdictions. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

If the FDA, EC or other applicable regulatory authorities approve generic or other products that compete with any of our products or product candidates, it could reduce our sales of those products or product candidates.

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

In the EU, a medicinal product containing a new active substance, which has never been approved in a medicinal product in the EU before, as well as in certain other circumstances, is entitled to eight years of data exclusivity and ten years of market exclusivity following a grant of marketing authorization (MA). During the first eight years, no generic company may refer to the data used by us to obtain a marketing authorization. After eight years, generics may reference our data, provided that they have demonstrated with appropriate bioavailability studies, that their product is bioequivalent to our product. Generic medicinal products may only be placed on the market in the EU after a total of ten years have expired after our initial MA.

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

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

Our future success is dependent on the successful clinical development, regulatory approval and continued commercialization of ganaxolone, which is being studied in several indications and will require significant capital resources and years of additional clinical development effort.

In March 2022, we received FDA approval of ZTALMY for CDD in the U.S., and in July 2023, we received EC approval of ZTALMY for CDD in the EU, and we plan to develop ganaxolone in several other geographic regions and additional indications in oral and IV formulations. As a result, our business is dependent on our ability to successfully complete clinical development, scale-up manufacturing, obtain regulatory approval, and, if it is approved, commercialize ganaxolone in a timely manner. We cannot commercialize additional indications or formulations of ganaxolone in the U.S. in any other indication without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize additional indications or formulations of ganaxolone outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of ganaxolone for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials and, with respect to approval in the U.S., to the satisfaction of the FDA, that ganaxolone is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified.  An activity assay, dose range finding study in rats and an in vivo micronucleus with comet analysis for the detection of genotoxicity have been conducted and the results submitted to the FDA. The M17 in vitro drug-drug interaction (DDI) study was submitted in August 2023, and the M17 in vivo PK study with Brain Penetrance was submitted in December 2023. Results from additional preclinical studies are required by the FDA as post-marketing requirement(s). These include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; and a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats. Additional post-marketing requirements included: phase 1 renal and hepatic impairment studies and a thorough QTc study; and extractable/leachable study results on the container closure system. The Phase 1 renal impairment study commitment was submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. The extractable/leachable study results on the container closure system were submitted to the FDA in July 2023. We plan to complete the required FDA studies within the required FDA timeframe. However, there is a risk that the studies could take longer than expected to complete or the studies may have adverse findings which may require additional investments and have the potential to materially impact the label or our ability to market ZTALMY.

In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures. The clinical study report (CSR) for Study 1042-HME-1001 was submitted in September 2023. The ganaxolone Steady-State Metabolite Study report, the final Study 1042-CDD-3001 CSR with the open-label trial completion, the M17 in vitro DDI study, and the M17 in vivo PK study with Brain Penetrance were submitted in December 2023. The remaining post-marketing authorization measures include: participating in Study LLF001 (CANDID observational study) and providing annual updates; participating in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and providing six monthly updates; conducting a toxicity study with a sediment dwelling organism and an updated Environmental Risk Assessment; developing a sodium benzoate-free suspension and assessing the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time; conducting a 26-Week Oral Gavage Toxicity Study of M2; conducting a M2 Embryo-fetal Development study; and conducting a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested weight of evidence (WoE) assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. While we expect to be able complete the remaining required studies within the requested EMA timeframe, there is a risk that the studies could take longer or the studies may have adverse findings which may require additional investments and have the potential to materially impact the label or our ability to marker ZTALMY.

We are conducting the RAISE trial in RSE, which is a life-threatening medical condition involving prolonged seizure activity in seriously ill patients. The RAISE trial requires expertise in electroencephalogram (EEG) interpretation, which may be subject to variability, and the FDA or foreign regulatory authorities could find the data generated in this trial inadequate or difficult to interpret, which could delay, limit or prevent regulatory approval for this indication. There is also a risk that the Phase 3 clinical trial of ganaxolone in RAISE will generate data that is not sufficient to support regulatory approvals for this indication. Additionally, the clinical trial endpoints of the RAISE trial are based on treatment outcomes, including initiation of anesthesia for treatment of RSE. Practice variability in the use of anesthesia for SE treatment could adversely impact the ability to show a treatment effect with ganaxolone. Even if the RAISE trial shows that ganaxolone is effective, there is a risk that the FDA will require more safety data generated with IV ganaxolone at the doses given to patients in this trial before approving an NDA or require post approval commitments to generate additional safety data as a condition of approval ganaxolone for use in RSE.

In August 2021, we reported data from an open-label, single-arm Phase 2 trial evaluating the safety and effectiveness of adjunctive oral ganaxolone treatment in 23 patients with TSC. The primary endpoint showed a median 16.6% reduction in 28-day frequency of TSC-associated seizures relative to the four-week baseline period. In addition, data from the Phase 2 TSC trial suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. A formal Phase 1 drug-drug interaction trial was completed, demonstrating a lack of significant interaction between ganaxolone and Epidiolex. Additionally, the titration schedule for all subjects in the Phase 3 TSC trial has been adjusted to maximize tolerability. Undesirable side effects could delay clinical trials and result in the FDA or other regulatory authorities requiring us to conduct additional studies or trials for our product candidate either prior or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies, or it may object to elements of our clinical development program. There is also a risk that the Phase 3 clinical trial of ganaxolone in TSC will generate data that is not sufficient to support regulatory approvals for this indication.

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

We are conducting clinical development activities for ganaxolone across multiple indications. Success in preclinical studies and early clinical trials in one indication does not ensure that later clinical trials in such indication or other indications will generate adequate data to demonstrate the efficacy and safety of ganaxolone in one or more indications. Furthermore, unfavorable clinical trial results in one ganaxolone indication may adversely impact our ability to continue to develop such indication or other ganaxolone indications. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier studies and clinical trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 clinical trial in adjunctive treatment of adults with focal onset seizures, it failed to show a similar statistically significant separation in a Phase 3 clinical trial for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in RSE and pediatric orphan genetic epilepsy indications. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone in those indications may be adversely impacted. Further, even if we believe the data collected from our clinical trials of ganaxolone are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

Ganaxolone may cause undesirable side effects or have other properties, such as abuse potential, that could delay or prevent its regulatory approval in indications under clinical development, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by ganaxolone could cause us, an institutional review board (IRB), or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As of October 2023, over 2,200 individuals have received ganaxolone for durations from one day to more than two years at doses of 50 to 2,000 mg/day. The majority of AEs were non-serious and resolved upon discontinuation of therapy. The most common side effects with oral ganaxolone relate to sedation or somnolence. Somnolence and sedation appeared early during treatment and were generally dose related. In the oral ganaxolone safety database there are no trends of medically important changes in blood chemistry, vital signs, liver function, renal function or cardiovascular parameters in adult or pediatric populations. To date, over 80 patients have received the IV formulation of ganaxolone in our clinical trials or under emergency INDs. Although ganaxolone has generally been well-tolerated by patients in our clinical trials to date, in some cases there were side effects, and some of the side effects were severe. The most frequent side effects were dizziness, fatigue and somnolence (or drowsiness). More side effects of the CNS were categorized as severe as compared to side effects of other body systems. Antiepileptic drugs, including ganaxolone, increase the risk of suicidal thoughts or behavior. In addition, as with most antiepileptic drugs, ganaxolone should be withdrawn gradually to minimize the risk of increased seizure frequency and status epilepticus.

There were no deaths reported in the double-blind phase of the Marigold Trial. Three deaths globally have occurred during the open label extension phase of the trial, two of which were assessed by the investigators as unrelated to trial treatment. The third death was assessed by the investigator as probably related to trial medication. Given the severity of CDD and its medical complications, SAEs or deaths may occur which, in the absence of a control group, make determination of relatedness to treatment difficult.

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

Ganaxolone is metabolized extensively in animals and humans.  During the development of CDD, one major metabolite (M2) was present in plasma of humans that was not found in plasma of rats or dogs. The chemical structure of M2 has been identified.  An activity assay, dose range finding study in rats and an in vivo micronucleus with comet analysis for the detection of genotoxicity have been conducted and the results submitted to the FDA. The M17 in vitro drug-drug interaction (DDI) study was submitted in August 2023, and the M17 in vivo PK study with Brain Penetrance was submitted in December 2023. Results from additional preclinical studies are required by the FDA as post-marketing requirement(s). These include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; and a juvenile animal toxicity study of the major human unconjugated plasma metabolite, M2, in rats. Additional post-marketing requirements include: phase 1 renal and hepatic impairment studies and a thorough QTc study; and extractable/leachable study results on the container closure system. The Phase 1 renal impairment study commitment was submitted to the FDA in May 2022. The Phase 1 hepatic impairment study and the thorough QTc study were completed and submitted to the FDA in December 2022. The extractable/leachable study results on the container closure system were submitted to the FDA in July 2023. We plan to complete the required FDA studies within the required FDA timeframe. However, there is a risk that the studies could take longer than expected to complete or the studies may have adverse findings which may require additional investments and have the potential to materially impact the label or our ability to market ZTALMY.

In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures. The clinical study report (CSR) for Study 1042-HME-1001 was submitted in September 2023. The ganaxolone Steady-State Metabolite Study report, the final Study 1042-CDD-3001 CSR with the open-label trial completion, the M17 in vitro DDI study and the M17 in vivo PK study with Brain Penetrance were submitted in December 2023. The remaining post-marketing authorization measures include: participating in Study LLF001 (CANDID observational study) and providing annual updates; participating in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and providing six monthly updates; conducting a toxicity study with a sediment dwelling organism and an updated Environmental Risk Assessment; developing a sodium benzoate-free suspension and assessing the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time; conducting a 26-Week Oral Gavage Toxicity Study of M2; conducting a M2 Embryo-fetal Development study; and conducting a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested weight of evidence (WoE) assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. While we expect to be able complete the remaining required studies within the requested EMA timeframe, there is a risk that the studies could take longer than expected to complete or the studies may have adverse findings which may require additional investments and have the potential to materially impact the label or our ability to market ZTALMY.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulatory authorities will not put clinical trials of ganaxolone on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	lack of adequate essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;
●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
●	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
●	delay or failure in recruiting and enrolling suitable trial patients to participate in a trial;
●	delay or failure in trial patients completing a trial or returning for post-treatment follow-up;
●	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

●	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same indication;
●	failure of our third-party clinical trial managers to satisfy their contractual duties or meet expected deadlines;
●	limitations on our or our third-party clinical trial managers’ ability to access and verify clinical trial data captured at clinical trial sites through monitoring and source document verification;
●	delay or failure in adding new clinical trial sites;
●	ambiguous or negative interim results or results that are inconsistent with earlier results;
●	feedback from the FDA or a comparable regulatory authority outside the U.S., IRBs, or data safety monitoring boards, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;
●	decision by the FDA or a comparable regulatory authority outside the U.S., an IRB or us, or a recommendation by a data safety monitoring board to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or AEs associate with a product candidate;
●	failure of a product candidate to demonstrate any or enough of a benefit;
●	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in clinical trials that meet internal and regulatory standards;
●	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties;
●	political developments that affect our ability to develop and obtain approval for ganaxolone or impair our license rights to develop and obtain approval for ganaxolone in other countries; or
●	changes in governmental regulations or administrative actions.

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

We have received orphan drug designation in the U.S. for treating Infantile Spasms, SE, CDD, TSC, PCDH19-RE, Fragile X Syndrome and LGS with ganaxolone and expect that we may in the future pursue orphan drug designations for ganaxolone for one or more additional indications. However, obtaining an orphan drug designation can be difficult and we may not be successful in doing so for additional ganaxolone indications. Orphan drug exclusivity for a product candidate may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. In addition, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the U.S. also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain or maintain an orphan drug designation for any indication of ganaxolone that we may develop, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of ganaxolone to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

In the EU, we have received orphan designation for treating CDD and TSC with ganaxolone. Orphan designation would entitle us to receive ten years of orphan market exclusivity in the EU, but only if the product continues to meet the orphan designation criteria when the marketing authorization is granted. If a similar medicinal product (i.e., a medicinal product with an identical active substance, or an active substance with the same principal molecular structural features and which acts via the same mechanism) receives marketing authorization for the same indication before we receive marketing authorization, the other product’s orphan market exclusivity may prevent ganaxolone from receiving marketing authorization, unless we are able to demonstrate that ganaxolone is safer, more effective or otherwise clinically superior. In the EU, if we obtain and maintain orphan designation for ganaxolone upon marketing authorization, the European Commission could subsequently approve a similar medicinal product for the same indication if the European Commission, after assessment by the EMA, concludes that the similar medicinal product is safer, more effective or otherwise clinically superior. Orphan market exclusivity rights in the EU may also be lost if we are unable to supply sufficient quantities of the product. A forthcoming revision of the EU pharmaceutical legislation aims to change the current orphan market exclusivity system. The proposal intends to reduce the orphan market exclusivity period. It is currently uncertain if the proposal will be adopted in its current form, and it is uncertain if and when the revised legislation would enter into force.

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

In the European Union, we submitted an MAA for ganaxolone for CDD to the EMA on October 11, 2021 and on October 28, 2021, we received formal notification from the EMA that the CDD MAA was validated. With this validation, the EMA began its formal review of the MAA under the centralized procedure. On May 26, 2023, the CHMP adopted a positive opinion recommending approval of ZTALMY and on July 28, 2023, the EC approved ZTALMY oral suspension for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. The EC decision is applicable to all 27 EU member states plus Iceland, Norway and Liechtenstein. ZTALMY is the first treatment in the EU indicated for the treatment of seizures associated with CDD. In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures, and if we are unable to satisfy these measures, we may not maintain our MAA. If we fail to maintain our MAA or are unable to obtain approval in other countries or jurisdictions, the commercial prospects of ganaxolone may be significantly diminished and our business prospects could decline.

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

We rely on third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We also rely on third parties to assist in conducting our preclinical studies in accordance with GLP and the Animal Welfare Act requirements, where applicable. We and our CROs are required to comply with federal regulations and GCP, which are international requirements meant to protect the rights and health of patients that are enforced by the FDA, the competent authorities of the EU Member States and comparable foreign regulatory authorities for ganaxolone. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat or conduct additional preclinical studies and clinical trials, which would delay the regulatory approval process.

Although we depend heavily on these parties and have contractual agreements governing their activities, we cannot control them and therefore, we cannot be certain that these third parties will devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our preclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize ganaxolone. As a result, our results of operations and the commercial prospects for ganaxolone would be harmed, our costs could increase and our ability to generate revenue could be delayed.

For example, we announced in February 2022 a product supply interruption for our IV ganaxolone clinical supplies. Routine monitoring of stability batches of IV clinical supply material showed visible particulates of aluminum phosphate in the drug solution, which led to a pause in recruitment for the RAISE trial. In May 2022, we announced that the trial had resumed utilizing new batches of the current IV formulation of ganaxolone, and we implemented a reduced shelf life of 12 months. In agreement with the FDA, ganaxolone clinical supplies with the original buffer IV formulation would be stored under refrigerated conditions for the entire duration of clinical use. The shelf life of the original buffer IV formulation was updated to 18 months under refrigerated conditions, based on stability data which was submitted in the subsequent IND amendment in February 2023. Subsequently, we manufactured the IV ganaxolone formulation with a new buffer and are targeting a shelf life of 24 months at room temperature, pending the results of ongoing stability monitoring. The FDA agreed that in principle a buffer change in the ganaxolone IV formulation is acceptable but requested that additional information be submitted prior to use of the new buffer formulation in clinical trials. We submitted an IND amendment to the FDA in May 2023. All sites have been resupplied with the new buffer formulation, which we believe will not require refrigeration and is expected to have a shelf life of 24 months.

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

We currently have multiple ganaxolone drug products in clinical development, including an IV solution and a new formulation which is in Phase 1 clinical trials. While we strive to develop a full understanding of manufacturing processes used, as well as the resultant product quality attributes, there is a risk that problems may arise over the course of development which could render a given drug product non-viable. Such problems could relate to manufacturing reproducibility, scale-up challenges, drug product chemical or physical stability issues. Related quality requirements may not support continued clinical investigation and result in delays or termination of such clinical studies and product approvals. Such quality requirements can include physical and chemical attributes of the drug product, stability and shelf life, microbial and other contamination, including adverse impact of drug product packaging and administration devices. These problems could result in unacceptable manufacturing economics, or direct concerns related to drug product safety or efficacy. For example, we announced in February 2022 a product supply interruption for our IV ganaxolone clinical supplies. Routine monitoring of stability batches of IV clinical supply material showed visible particulates of aluminum phosphate in the drug solution, which led to a pause in recruitment for the RAISE trial. In May 2022, we announced that the trial had resumed utilizing new batches of the current IV formulation of ganaxolone, and we implemented a reduced shelf life of 12 months. In agreement with the FDA, ganaxolone clinical supplies with the current IV formulation will be stored under refrigerated conditions for the entire duration of clinical use. If we experience issues with product quality requirements and we are unable to resolve these issues in a timely manner or at all, we may need to delay or terminate our RAISE or other clinical trials with the current IV formulation, which could further delay our clinical development plans and future product approvals.

Our experience manufacturing ganaxolone is limited to the needs of our preclinical studies and clinical trials, as well as limited commercial supplies following FDA approval of ZTALMY for CDD in the U.S. We have limited experience manufacturing ganaxolone on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of ganaxolone drug substance and drug products as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing and supply of ganaxolone could be delayed.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured ganaxolone ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture ganaxolone, and the possibility of termination or nonrenewal of the manufacturing agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities will require that ganaxolone be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP, meet product specifications or successfully scale up manufacturing processes, including any failure to deliver sufficient quantities of ganaxolone in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of ganaxolone. In addition, such failure could be the basis for the FDA or other regulatory authorities to issue a warning letter, withdraw approvals for ganaxolone previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of ganaxolone, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

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

On July 30, 2021, we entered into a collaboration agreement (Orion Collaboration Agreement) with Orion Corporation (Orion) whereby Orion received exclusive rights to commercialize the oral and intravenous (IV) dose formulations of ganaxolone in the European Economic Area, United Kingdom and Switzerland in multiple seizure disorders, including CDD, TSC and RSE. On November 16, 2022, we entered into a collaboration and supply agreement (Tenacia Collaboration Agreement) with Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia), whereby Tenacia received exclusive rights to develop, commercialize and otherwise exploit certain products incorporating certain oral and IV formulations of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan for the diagnosis, prevention and treatment of certain human diseases, disorders or conditions, including CDD, TSC and SE, including RSE. In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix, whereby Biologix has the right to exclusively distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. The timing and amount of any milestone and royalty payments we receive under any of these agreements will depend in part on the applicable collaborator’s efforts. We have also entered into an agreement for commercialization of ganaxolone in other territories with NovaMedica whereby NovaMedica has the right to market and sell ganaxolone in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, and we have initiated a global managed access program with Uniphar Durbin Ireland LTD to support physician access to ZTALMY for appropriate patients with seizures associated with CDD in geographies where there is no available patient access, local regulatory criteria and program eligibility are satisfied, and we do not already have a commercial distribution relationship in place. We will depend on the applicable commercial partner under each agreement to comply with all applicable laws relative to the development or commercialization of ganaxolone in the specified jurisdictions subject to the applicable agreement. We do not control the individual efforts of any of our collaborators, and any failure by any such collaborator to devote sufficient time and effort to the development or commercialization of ganaxolone could have a material adverse impact on our financial results and operations, such as a failure by such collaborator to meet its obligations to us. In addition, if a collaborator were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Orion Collaboration Agreement, Tenacia Collaboration Agreement, Biologix Agreement or any other collaboration or out-license agreements could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development or commercialization of ganaxolone in the applicable jurisdictions. If we breach our obligations under the Orion Collaboration Agreement, Orion may terminate the agreement and retain all rights to commercialize ganaxolone in the applicable jurisdictions with no obligation to make any additional milestone or royalty payments to us.

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

In the second half of 2023, we were notified by one of our contract manufacturers regarding an out of specification (OOS) result for ganaxolone. We notified the FDA and EMA of this OOS result and our plans to continue to manufacture and use ganaxolone both clinically and commercially in accordance with its currently approved specifications. Neither the FDA nor the EMA have indicated any concerns with our approach to continue to use ZTALMY within currently approved specifications, including for the launch of ZTALMY in Europe. Under EU law, the qualified person (QP) is responsible for certifying that each batch of a medicinal product, such as ZTALMY, meets all required provisions, including all required product specifications and testing, when released from a manufacturing facility within the EU, or imported into the EU.  Therefore, before Orion is permitted to launch ZTALMY in Europe, its QP must approve its release. If the Orion QP delays or does not support the release of ZTALMY, the commercialization of ZTALMY in Europe will be delayed, which could have a material adverse effect on our financial condition and results of operations.

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

The BARDA Contract consists of an approximately four-year base period, including the extension periods, during which BARDA agreed to provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. As of December 31, 2023, we have recorded the entire base period funding of approximately $21 million. Following successful completion of the RAISE trial and preclinical studies in the base period and extension periods, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

The Affordable Care Act is intended to reduce the cost of, improve the quality of, and expand access to healthcare, among other things. Among other things, the Affordable Care Act expanded manufacturers’ Medicaid rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price (AMP) to 23.1% of AMP. The rebate amount is no longer subject to a cap, effective January 1, 2024. The Affordable Care Act and subsequent legislation also changed the definition of AMP. Furthermore, the Affordable Care Act imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products.

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

Further, the Inflation Reduction Act of 2022 (IRA), among other things, establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which generally speaking manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and replaces the existing coverage gap discount program with a new manufacturer discount program (beginning in 2025), which could negatively affect the profitability of our product candidates. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative changes could impact the market conditions for our product candidates.

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

We participate in the Medicaid Drug Rebate Program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of single-source and innovator multiple-source products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions subject to certain exclusions. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. CMS issued another final regulation that (i) modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value-based purchasing arrangements and (ii) provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions, with such changes taking effect in 2022). If we become aware that our Medicaid reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect our rebate liability for prior quarters. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination of our Medicaid Drug Rebate program agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Our failure to comply with the aforementioned price reporting and rebate payment obligations, as well as pharmacy benefit manager (PBM) “accumulator” programs, could negatively impact our financial results. In addition, statutory and regulatory changes or other agency action regarding the Medicaid Drug Rebate Program could negatively affect our financial results or expand our rebate liability. For example, Congress could enact legislation that would extend rebates under the Medicaid Drug Rebate Program to all Children’s Health Insurance Program or CHIP utilization.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (HRSA), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as certain hospitals that serve a disproportionate share of low income patients. The Affordable Care Act expanded the list of covered entities to include certain children’s hospitals, free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempted “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and unit rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.  Any additional future changes to the definition of average manufacturer price and the Medicaid unit rebate amount under the Affordable Care Act or other legislation or regulation could affect our 340B ceiling price calculations and negatively impact our results of operations if we successfully commercialize one or more products for which we receive regulatory approval.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. It is unclear how HRSA will apply its enforcement authority under this regulation. HRSA also has implemented a ceiling price reporting requirement, pursuant to which manufacturers must report the 340B ceiling prices for their covered outpatient drugs to HRSA on a quarterly basis. HRSA then publishes those prices to 340B covered entities. Moreover, under another final regulation, HRSA newly established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer has engaged in overcharging, including claims that a manufacturer has limited the covered entity’s ability to purchase covered outpatient drugs at or below the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts, including claims that an individual does not qualify as a patient for 340B Program purposes and claims that a covered entity is not eligible for the 340B Program. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. In addition, changes to legislation, regulations, or guidance could modify 340B program compliance or expand discount liability.

Federal law also requires that a company report average sales price information each quarter to CMS for certain categories of drugs that are payable under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS may use these submissions to determine payment rates for drugs under Medicare Part B. Manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10% of total allowed charges under Medicare Part B for that drug (or a percentage established for drugs with unique circumstances). Manufacturers that knowingly submit any false pricing or other information to the government, make a misrepresentation in the reporting of average sales price, or fail to timely pay refunds could be subject to civil monetary penalties. The IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.

In addition, manufacturers are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. The IRA replaces the coverage gap discount program with a new manufacturer discount program beginning in 2025. Under either program, civil monetary penalties could be applied, in the amount of 125% of the discount that was due, if a manufacturer fails to provide these discounts. Moreover, the IRA also establishes a Medicare Part D inflation rebate scheme, under which generally speaking manufacturers will owe rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

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

If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Civil monetary penalties can also be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. A covered entity or association representing covered entities can also bring claims against us through HRSA’s 340B ADR process. HRSA could terminate our 340B program Pharmaceutical Pricing Agreement for good cause, which would cause our Medicaid National Drug Rebate Agreement to be terminated, rendering federal funds for our covered outpatient drugs unavailable under Medicaid and Medicare Part B. Finally, we note again that civil monetary penalties could apply, in the amount of 125% of the discount that was due, if a manufacturer fails to provide discounts under the Medicare Part D coverage gap discount program and similar civil monetary penalties will apply with respect to the new manufacturer discount program established under the IRA.

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

In order to be eligible to have our products that we successfully commercialize paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also would have to participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. As part of this program, we would be obligated to make our innovator products available for procurement on an FSS contract under which we would be required to comply with standard government contract terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP) to four federal agencies (VA, Department of Defense (DOD), Public Health Service, and U.S. Coast Guard).

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

Our relationships with customers and third-party payers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of our commercial products and any other product candidates for which we obtain marketing approval. Our arrangements with healthcare professionals, third-party payers, patients and others expose us to broadly applicable fraud and abuse, anti-kickback, false claims, and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations (including our marketing, promotion, educational programs, pricing, and relationships with healthcare providers or other entities, among other things) and expose us to areas of risk including the following:

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

We refer you to the section titled “Other Healthcare Laws and Compliance Requirements” in the Government Regulation section for a more fulsome description of these laws. Efforts to ensure that our business arrangements with third parties are compliant with applicable healthcare laws and regulations will involve the expenditure of appropriate, and possibly significant, resources. Nonetheless, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare & Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business, which could impose significant regulatory hurdles on our business.

HIPAA imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a specified service on behalf of a covered entity. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, numerous other federal and state laws and regulations govern privacy and security, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act, and the California Consumer Privacy Act (CCPA)), many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.

Furthermore, states are constantly adopting new laws or amending existing laws relating to the data privacy and security and consumer protection, requiring attention to frequently changing regulatory requirements. For example, in California, the CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations continue to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available.

The Federal Trade Commission (FTC) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

In addition, the EU’s legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation including as implemented in the UK (collectively, GDPR), which imposes penalties for breaches of related obligations up to 4% of annual global turnover, or €20 million EUR, whichever amount is higher.

In the event we enroll patients in our ongoing or future clinical trials in the European Economic Area (EEA), we will be subject to the additional privacy restrictions imposed by the GDPR, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the EEA as governed by the GDPR and the related national data protection laws of the individual EEA countries. The GDPR imposes several requirements on companies that process personal data, with especially strict rules on the transfer of personal data out of the EEA, including to the U.S, and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the individual EEA countries. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EEA activities. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to future data protection regulation in the United Kingdom. The European Commission has adopted an Adequacy Decision concerning the level of data protection in the United Kingdom. Personal data may now flow freely from the EEA to the United Kingdom, however, the European Commission may suspend the Adequacy Decision if it considers that the United Kingdom no longer provides for an adequate level of data protection. Similar laws exist in many other countries around the world, and these laws (which are evolving and expanding) create complicated and potentially inconsistent obligations that may impact our business.

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

In addition, our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. Based on previous case law of the EU Court of Justice, we have seen that transfer mechanisms may be declared invalid (e.g., the previous EU-U.S. Privacy Shield which has now been replaced by the EU-U.S. Data Protection Framework). Such decisions may have an impact on our business and compliance costs.

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

The UK withdrew from the EU on January 31, 2020, commonly referred to as Brexit.  Marketing authorizations granted through the EU centralized procedure continue to be valid in Northern Ireland by virtue of the Northern Ireland Protocol, but such EU marketing authorizations are not valid in the rest of the UK (England, Wales and Scotland, or collectively Great Britain). EU marketing authorizations existing as of the end of the Brexit transition period on December 31, 2020, were automatically converted into Great Britain marketing authorizations as of January 1, 2021. Until the end of 2023, a marketing authorization for Great Britain can be applied for on an expedited timetable through the UK European Commission Decision Reliance Procedure (ECDRP), after having received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use. Effective January 1, 2024, the ECDRP has been replaced with a new international recognition framework (IRP). ECDRP submissions received before January 1, 2024 will be processed under the existing practices. A Great Britain marketing authorization can alternatively be applied for separately through the standard national level procedure.

Although the body of the UK-EU Trade and Cooperation Agreement (Cooperation Agreement) includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Agreement. The Annex provides a framework for the recognition of GMP inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extend to procedures such as batch release certification. Among the changes that will now occur are that Great Britain, comprised of England, Scotland and Wales, will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the Cooperation Agreement, the EU and the UK (each, a Party) will recognize GMP inspections carried out by the other Party and the acceptance of official GMP documents issued by the other Party. The Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.

Our continued commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and other countries with respect to our technology and products. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the U.S. and abroad related to our novel technologies and products that are important to our business.

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

With respect to patent rights, the ganaxolone compound and its original synthesis were published in the early 1990s and is therefore off patent, we do not own or license patent rights on the ganaxolone compound. We seek patent protection in the U.S. and internationally for synthetic methods for making ganaxolone, ganaxolone nanoparticles, which are used in certain oral solid, oral liquid, and IV dose formulations, other injectable and oral ganaxolone formulations, and methods of treatment using ganaxolone. We do not know whether any of our granted or issued patents will, or if any of our pending patent applications will grant as patents that will effectively prevent others from commercializing competitive technologies and products. There is a risk that others, including companies that make generic pharmaceuticals, may develop ganaxolone for the same as similar uses as us, and that our patents will not effectively prevent them from commercializing their ganaxolone products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

On July 26, 2022, the USPTO issued U.S. Patent No. 11,395,817 (Ovid ‘817 Patent) to Ovid Therapeutics, Inc. (Ovid) with claims that encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of the Ovid ‘817 Patent with the USPTO Patent Trial and Appeal Board (PTAB). Our petition for PGR argues that the claims of the Ovid ‘817 Patent are unpatentable on multiple grounds. Ovid filed a preliminary response to our petition on June 20, 2023. In Ovid’s reply to our request for PGR, Ovid disclaimed claims 1-21, 23 and 24 of the Ovid ‘817 Patent, which has the effect of erasing these claims from the patent, irrespective of the outcome of the PGR. On August 17, 2023, the PTAB issued a decision granting institution of our petition seeking PGR of the Ovid ‘817 Patent. In instituting the PGR, the PTAB stated that it was more likely than not that we would be able to invalidate the remaining claims (22 and 25-31) of the Ovid ‘817 Patent during the proceeding. The decision to institute is not a final decision on the patentability of the claims. The final decision will be based on the full record developed during the proceeding. The PGR process is ongoing, and oral arguments for the proceeding are currently scheduled for May 22, 2024. If we do not prevail in the PGR proceeding, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to challenge the Ovid ‘817 Patent in court will be limited in certain respects.

On January 9, 2024, the USPTO issued a Notice of Allowance in Ovid’s patent application U.S. 18/325,548 (Ovid ‘548 application) with claims that encompass our product candidate for the treatment of SE. The Ovid ‘548 application issued in February, 2024 as U.S. Patent No. 11,903,930 (Ovid ‘930 Patent). We are evaluating the Ovid’930 Patent.

The Ovid ‘817 Patent and the Ovid ‘548 Patent claims cover the use of ganaxolone in the treatment of SE and do not cover or impact our marketing and sales of ZTALMY for the treatment of seizures associated with CDD. If we prevail in the PGR, the Ovid ‘817 Patent will not be enforceable against us.

On September 27, 2023, the USPTO issued a Notice of Allowance in an Ovid patent application with claims that encompass our product candidate for the treatment of LGS. The patent issued on November 7, 2023. The claims in this Ovid LGS patent application cover the use of ganaxolone for the treatment of LGS and do not cover or impact the use of ganaxolone in any other indication.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves technological and legal complexity, and obtaining and enforcing pharmaceutical patents is costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce existing patents and patents we may obtain in the future. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Risks Related to our Business Operations and Ownership of our Common Stock

Pandemics, epidemics, or outbreaks could adversely affect our business and our ability to conduct and complete clinical trials.

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

There is also a risk that clinical supplies of our product candidates may be significantly delayed or may become unavailable as a result of COVID-19, or other pandemics, epidemics or outbreaks, and the resulting impact on our suppliers’ labor forces and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact clinical supplies of our product candidates, which could materially adversely impact our clinical trial and development timelines.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2023, we had 165 full-time employees and one part-time employee. As our development and continued commercialization strategies develop, or as a result of any future acquisitions, we may need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

●	further growing our commercial operations;
●	managing our clinical trials effectively;
●	identifying, recruiting, maintaining, motivating and integrating additional employees;
●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
●	enhancing our managerial, development, operational and finance systems; and
●	expanding our facilities.

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

We extensively rely upon sophisticated IT systems (including cloud services) to operate our business. We produce, collect, process, store and transmit large amounts of confidential information (including de-identified or pseudonymized information of patients enrolled in our clinical trials and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality, integrity and availability of such confidential information. Despite the implementation of security measures, our systems and infrastructure, and those of our CROs and other third parties on which we rely, are vulnerable to, among other things, computer viruses, unauthorized access, natural disasters, fire, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, and loss of funds or information from phishing or other fraudulent schemes. The risk of a cybersecurity incident or network disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Given the evolving nature of cybersecurity threats and safeguards, there can be no assurance that any preventive, protective, or remedial measures are or will be adequate to address threats that arise. However, even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our systems or infrastructure and the data contained therein, or our data that is contained in our subsidiaries’ or third parties’ systems. Additionally, while we have implemented security measures that we believe are appropriate, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. A cybersecurity incident or network disruption could cause interruption of our operations or loss of our funds and have a negative financial consequence on our business. If a cybersecurity incident or network disruption were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of data relating to completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and cause us to incur significant additional costs to recover or reproduce the data. To the extent that a cybersecurity incident or network disruption results in a loss of or damage to our data or applications, misappropriation of funds to unintended recipients, or inappropriate disclosure of confidential, proprietary, or personal information, we could incur material legal claims and liabilities, experience damage to our reputation, and the further development of ganaxolone could be delayed. Additionally, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures may be significant. Moreover, increased regulation of data protection practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business. Any associated claims, inquiries, investigations, or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements, including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices. In addition, significant disruptions of our third party vendors’ and/or service providers’ security systems or infrastructure, or other similar cybersecurity incidents, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, regulated confidential or personal information, which could harm our business.

We maintain insurance policies to cover certain losses relating to our information technology systems and data. However, there may be exceptions to our insurance coverage such that our insurance policies may not cover some or all aspects of a cybersecurity incident. Even where an incident is covered by our insurance, the insurance limits may not cover the costs of complete remediation and redress that we may be faced with in the wake of a cybersecurity incident. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

We estimate that our executive officers, directors and holders of 5% or more of our capital stock collectively beneficially own approximately 58.0% of our voting stock. Upon conversion of our outstanding pre-funded warrants, as of December 31, 2023, our executive officers, directors and holders of 5% or more of our capital stock collectively would beneficially own approximately 55.9% of our voting stock. This concentration of ownership could harm the market price of our common stock by delaying, deferring or preventing a strategic transaction, even if such a transaction would benefit other stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might negatively affect the prevailing market price for our common stock.

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

Provisions in our fourth amended and restated certificate of incorporation, as amended (Certificate of Incorporation) and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

●	permit our board of directors to issue up to 25,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate, of which no shares of preferred stock are outstanding;
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	establish a classified board of directors such that only one of three classes of directors is elected each year;
●	provide that directors can only be removed for cause;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the chairperson of the board of directors, the chief executive officer or the board of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct key operations. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a robust cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes several safeguards, such as password protection; multi-factor authentication; continuous monitoring and alerting systems for internal and external threats; regular evaluations of our cybersecurity program, including periodic audits and incident response simulations; and industry benchmarking. We also require cybersecurity trainings when onboarding new employees and contractors, as well as annual cybersecurity awareness training for our employees and contractors. Our program leverages industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) to strengthen our program effectiveness and reduce cybersecurity risks.

We use a risk-based approach with respect to our use and oversight of third-party service providers. We use a number of means to assess cyber risks related to our third-party service providers, including providing our code of conduct to our vendors and conducting due diligence in connection with onboarding new vendors.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

In the event of a cybersecurity incident, we maintain a cybersecurity incident response program. Pursuant to the program and its procedures, a Security Incident Response team (SIRT), which is a team lead by the Head of IT and comprised of cross-functional personnel, is responsible for handling potential cybersecurity incidents. We also maintain business continuity and disaster recovery plans in the event of a significant cybersecurity incident.

We have relationships with a number of third-party service providers to assist with cybersecurity event and incident identification, response, containment and remediation efforts.

Governance

Management Oversight

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Chief Financial and Operating Officer. Our Head of IT is responsible for the day-to-day management of the cybersecurity program and provides regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.

Board Oversight

While the Board of Directors has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters and reports up to the full Board of Directors. The Audit Committee is responsible for reviewing, discussing with management, and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures.

The Head of IT updates the Chief Financial and Operating Officer who apprises the Audit Committee and Board of Directors of cybersecurity incidents consistent with our cybersecurity incident response plan promptly for any cybersecurity incidents, if applicable.

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall Enterprise Risk Management (ERM) process. As part of our ERM process, cross-functional leaders identify, assess and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity.

We also maintain specific coverage to mitigate losses associated with certain cybersecurity incidents. To date, we have not experienced any material cybersecurity incidents or threats. While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.

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

Holders of Record

As of March 1, 2024, there were approximately 11 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into the information in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2023 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus. On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. On July 31, 2021, we entered into an exclusive collaboration agreement with Orion Corporation (Orion) for European commercialization of ganaxolone for ZTALMY. Orion is preparing for commercial launches of ZTALMY in select European countries in 2024. We are developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of Refractory Status Epilepticus (RSE). SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality.

We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid, and targets both synaptic and extrasynaptic GABAA. This unique receptor binding profile may contribute to the anticonvulsant, antidepressant and anxiolytic effects shown by neuroactive steroids in animal models, clinical trials or both.

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, raising capital, partnering ZTALMY in certain geographies and the early commercialization of ZTALMY. We have funded our operations primarily through sales of equity and debt securities. We recorded $19.6 million of ZTALMY net sales in the year ended December 31, 2023. Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. We incurred a net loss of $141.4 million for the year ended December 31, 2023. Our accumulated deficit as of December 31, 2023 was $571.9 million, and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we carry out all of our planned commercialization and continued research and development activities with respect to ganaxolone.

We anticipate that our expenses will increase substantially as we:

●	conduct multiple later stage clinical trials in targeted indications;

●	continue the research, development and scale-up manufacturing capabilities to optimize ganaxolone and dose forms for which we may obtain regulatory approval;
●	establish and implement sales, marketing and distribution capabilities to continue to commercialize ganaxolone;
●	conduct other preclinical studies and clinical trials to support the filing of NDAs with the FDA, marketing authorization applications (MAAs) with the European Medicines Agency (EMA) and other marketing authorization filings with regulatory agencies in other countries;
●	acquire the rights to other product candidates and fund their development;
●	maintain, expand and protect our global intellectual property portfolio;
●	hire additional clinical, manufacturing, scientific and commercial personnel; and
●	add or enhance operational, financial and management information systems and personnel, including personnel to support our drug development efforts.

We had Cash and cash equivalents and Short-term investments of $150.3 million at December 31, 2023. We believe that our existing Cash and cash equivalents and Short-term investments as of December 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the fourth quarter of 2024. However, we will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

Financial Overview

Product Revenue, net

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment to patients in the third quarter of 2022. We have three customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents approximately 99% of our ZTALMY revenue to date. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as Selling, general and administrative expenses. The components of variable consideration include:

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

Government Rebates. We are subject to discount obligations under state Medicaid programs, Medicare, and the Tricare Retail Refund Program. We estimate reserves related to these discount programs and record these obligations in the same period the related Product revenue is recognized, resulting in a reduction of Product revenue.

Patient Assistance. We offer a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by payors and coupon programs for cash payors. The calculation of the current liability for this assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with ZTALMY that has been recognized as Product revenue but remains in the distribution channel inventories at the end of each reporting period.

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

The BARDA Contract consists of an approximately four-year base period, including the extension periods, during which BARDA agreed to provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. As of December 31, 2023, we have recorded the entire base period funding of approximately $21 million. Following successful completion of the RAISE trial and preclinical studies in the contract period the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million, if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

We recognize Federal contract revenue from the BARDA Contract in the period in which the allowable Research and development expenses are incurred. We expect Federal contract revenue to decrease as we have recorded the entire base period funding of approximately $21 million. As such, funding is currently limited to Option 2, which supports onshoring of the manufacturing capabilities for ganaxolone API.

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

Tenacia will be primarily responsible for the development of Licensed Products in the Territory and regulatory interactions related thereto, including conducting and sponsoring clinical studies in the Field in the Territory to support regulatory filings in the Territory. All regulatory approvals filed by Tenacia in the Territory will be in the name of and owned by us unless otherwise required by applicable law, in which case such regulatory approvals would be in the name of and owned by Tenacia for the benefit of us. We and Tenacia have agreed to enter into clinical and commercial supply agreements pursuant to which we will supply Tenacia with its requirements of Licensed Products necessary for Tenacia to develop and commercialize Licensed Products in the Field in the Territory. The parties entered into one such clinical and commercial supply agreement in May 2023. The agreement contains pricing, delivery, acceptance, payment, termination, forecasting, and other terms consistent with the Tenacia Collaboration Agreement, as well as certain quality assurance, indemnification, liability and other standard industry terms. Tenacia will be responsible for, at Tenacia’s sole cost and expense, obtaining regulatory approval and commercializing the Licensed Product in the Field in Mainland

China. Tenacia is enrolling patients in our Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone.

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

We have also entered into agreements for commercialization of ganaxolone in other territories with (i) NovaMedica LLC (NovaMedica), whereby NovaMedica has the right to market and sell ganaxolone in Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan, and (ii) Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for these rights, we will be the exclusive supplier of our products to NovaMedica and Biologix on terms set forth in the respective agreements in exchange for a negotiated purchase price for the products. As of the first quarter of 2023, we had initiated limited sales of ZTALMY to NovaMedica to support on-going early access programs associated with patients from the Marigold Trial. We are in the process of initiating a global managed access program with Uniphar Durbin Ireland LTD to support physician access to ZTALMY for appropriate patients with seizures associated with CDD in geographies where there is no available patient access, local regulatory criteria and program eligibility are satisfied, and we do not already have a commercial distribution relationship in place. We continue to assess opportunities in other markets to further expand the distribution and commercialization of ganaxolone globally.

Research and Development Expenses

Our Research and development expenses consist primarily of costs incurred for the development of ganaxolone, which include:

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
●	expenses incurred under agreements with clinical research organizations (CROs) and investigative sites that conduct our clinical trials and preclinical studies;
●	the cost of acquiring, developing and manufacturing clinical trial materials;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, enterprise technology, and other supplies;
●	costs associated with preclinical activities and regulatory operations; and
●	costs associated with developing new formulations and prodrugs of ganaxolone.

We expense research and development costs when we incur them. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations and information our vendors provide to us.

We have and will incur substantial costs beyond our present and planned clinical trials in order to file an NDA and Supplemental NDAs, or MAAs outside the U.S., for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further clinical trials and other studies will depend in large part on the outcome of preceding studies and trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of our current or future clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval in other indications. We may never succeed in achieving regulatory approval for ganaxolone in other indications and, if approved, we may not be successful in commercialization of ganaxolone in other indications. The duration, costs and timing of clinical trials and development of ganaxolone will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

In addition, the probability of success for our clinical programs will depend on numerous factors, including competition, manufacturing capability and commercial viability. See “Risk Factors.” Our continued commercial success depends upon attaining significant market acceptance, if approved, among physicians, patients, healthcare payers and the medical community. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success, as well as an assessment of commercial potential.

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

Cost of Collaboration Revenue

Cost of collaboration revenue represents the one-time fees paid to Purdue pursuant to our license agreement with Purdue and in connection with our collaboration agreements with Tenacia and Biologix.

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

The License Agreement also provides for payment of royalties by us to Ovid in the low single digits on net sales by us, our affiliates and sublicensees, of Licensed Products in the Field in the Territory. Such royalties are subject to reduction in the event of generic competition in accordance with the License Agreement. We may terminate the License Agreement at any time without cause on thirty days’ prior written notice. Either party may terminate the License Agreement for the other party’s material breach or insolvency subject to certain cure periods. Also, Ovid had the right to terminate the License Agreement if there had not been a first commercial sale of any Licensed Products in the Field in the Territory on or before June 30, 2025. In the event of termination, all licenses granted under the License Agreement will terminate.

Interest Income

Interest income consists principally of interest income earned on Cash and cash equivalents and Short-term investments balances.

Interest Expense

Interest expense consists of interest expense and amortization of debt discount related to our Notes Payable and our Revenue Interest Financing Payable.

Other Income (Expense), net

Other income and expense consist principally of non-operational transactions, gains or losses on disposal of fixed assets held for sale, foreign currency transactions, and fair value adjustments.

Results of Operations

Product Revenue, net

We recognized $19.6 million and $2.9 million of net Product revenue related to ZTALMY sales for the years ended December 31, 2023 and 2022, respectively. The increase in the year ended December 31, 2023 compared to 2022 is primarily due to timing, as ZTALMY, our first FDA approved product, became available for commercial sale and shipment to patients in the third quarter of 2022.

Federal contract revenue

We recognized $11.4 million and $6.9 million in Federal contract revenue in the years ended December 31, 2023 and 2022 respectively, as a result of the BARDA Contract. The increase in the year ended December 31, 2023 compared to 2022 primarily relates to expenses incurred in connection with on-going validation of a new third-party U.S. supplier of ganaxolone API.

Collaboration Revenue

Collaboration revenue, which resulted from our agreement with Biologix, was less than $0.1 million for the year ended December 31, 2023. Collaboration revenue was $15.7 million in the year ended December 31, 2022 as a result of $12.7 million of revenue recognition related to the previously refundable upfront payment pursuant to the Orion Collaboration Agreement and $3.0 million of revenue recognition related to the upfront payment pursuant to the Tenacia Collaboration Agreement. In connection with the upfront fee related to the Orion Collaboration Agreement, we agreed to provide Orion with the results of an ongoing genotoxicity study. In May 2022, the final study report showed that no genotoxicity was found, as measured by formation of micronuclei in the bone marrow or comet morphology in the liver. As a result of the study’s findings, we are not required to refund Orion any of the upfront fee and Orion does not have the right to terminate the Orion Collaboration Agreement based on the study outcome. During the year ended December 31, 2022, we allocated the previously refundable portion of the upfront payment to the transaction price and recognized the related revenue.

Research and Development Expenses

We record direct Research and development expenses, consisting principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to manufacturing, to specific product development programs. We do not allocate costs related to purchasing clinical trial materials, employee and contractor-related costs, costs associated with our facility expenses, including depreciation or other indirect costs, to specific product programs because these costs are deployed across multiple product programs under research and development and, as such, are not separately classified. The table below shows our Research and development expenses incurred with respect to each active program. The primary drivers of our Research and development expenditures are currently in our product development programs for CDD, RSE, and TSC. We did not allocate Research and development expenses to any other specific product development programs during the periods presented (in thousands):

	Year Ended
	December 31,
	2023	2022
CDKL5 deficiency disorder (1)	$3,317	$4,034
PCDH19-related epilepsy (2)	298	1,193
Tuberous Sclerosis (3)	15,024	10,013
Drug Development – Suspension (4)	3,242	4,568
Oral Indications Subtotal	21,881	19,808

Status epilepticus (5)	15,176	9,319
Drug Development – IV (6)	12,295	6,040
IV Indications Subtotal	27,471	15,359

Other research and development (7)	7,899	9,383
Indirect research and development (8)	42,137	35,362
Total	$99,388	$79,912
(1)	The decrease in the year ended December 31, 2023 compared to 2022 was due primarily to decreased clinical trial activity, which was partially offset by increased costs due to increased clinical site close-out activities related to the Marigold Trial and increased activity associated with the MAA application and review in the first quarter of 2023.
(2)	The decrease in the year ended December 31, 2023 compared to 2022 was due to reduced clinical activity, specifically completion of the open label extension portion of the PCDH-19 trial, partially offset by increased clinical trial close-out activity.
(3)	The increase in the year ended December 31, 2023 compared to 2022 was due primarily to increased Phase 3 TSC trial activity, including increased global site activity, as compared to more limited Phase 3 activities in 2022.
(4)	The decrease in the year ended December 31, 2023 compared to 2022 was due primarily to higher manufacturing development activity related to pre-validation and registration batches in the 2022 period, partially offset by the higher manufacturing development activity related to clinical trial batches than in the 2022 period.

(5)	The increase in the year ended December 31, 2023 compared to 2022 was due to increased RAISE and RAISE II Phase 3 trial activity.
(6)	The increase in the year ended December 31, 2023 compared to 2022 was due primarily to start-up costs associated with validation of a new third-party U.S. supplier of ganaxolone API.
(7)	The decrease in the year ended December 31, 2023 compared to 2022 was due primarily to decreased activities associated with the Phase 1 clinical trials. Other research and development expenses include external expenses associated with preclinical and clinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies and studies related to post-marketing commitments, and other professional fees.
(8)	The increase in the year ended December 31, 2023 compared to 2022 was due primarily to increased personnel and personnel-related costs in support of our increased activity in preclinical, clinical, and manufacturing activities. Indirect research and development expenses include personnel costs and non-study specific research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $61.2 million for the year ended December 31, 2023 compared to $56.8 million for the year ended December 31, 2022. The primary drivers of the increase were $3.4 million in increased personnel costs, $1.4 million in increased general and administrative costs, including legal, professional and accounting costs, $1.1 million in increased software related expenses, and $1.0 million in increased consulting and other costs. These increases were partially offset by $2.5 million in decreased costs related to commercial activity primarily due to significant costs related to commercial launch preparation activities in 2022.

Interest Income

Interest income was $8.1 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively, and consisted of interest earned on Cash and cash equivalents and Short-term investments in the year ended December 31, 2023 and Cash and cash equivalents in the year ended December 31, 2022. The 2023 increase over 2022 was due to increased Cash and cash equivalents and Short-term investments and increased yield.

Interest Expense

Interest expense was $16.9 million and $10.7 million for the years ended December 31, 2023 and 2022, respectively. Interest expense for the year ended December 31, 2023 included $8.7 million of interest paid, $2.0 million of debt amortization related to our Note Payable (Note 9 in accompanying notes to the consolidated financial statements), and $6.2 million of non-cash interest expense related to our revenue interest financing payable (Note 10 in accompanying notes to the consolidated financial statements). Interest expense for the year ended December 31, 2022 included $7.9 million of interest paid, $1.7 million of debt amortization, $0.1 million related to commitment fees paid in connection with our Note Payable as well as $1.0 million of non-cash interest expense related to our Revenue interest financing payable.

Other Income (Expense), net

Other income was $1.3 million for the year ended December 31, 2023 due primarily to tax credits. Other expense was approximately $2.7 million for the year ended December 31, 2022, which consisted principally of foreign currency transaction losses, losses on fixed assets held for sale, and fair value adjustments.

(Loss) Gain from Sale of Priority Review Voucher, net

In August 2022, we received a letter from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. We responded to Purdue that we did not agree with their claim. In February 2024, following discussions with Purdue, we agreed to pay Purdue $4 million in respect of its claim. As of December 31, 2023, we have accrued a liability of $4.0 million, which will be paid to Purdue in two equal installments, the first on or before March 15, 2024, and the second on or before June 15, 2024. We recorded a one-time $4.0 million charge in the year ended December 31, 2023 related to this payment.

In the year ended December 31, 2022, we recognized a one-time gain of $107.4 million, net of transaction costs, from the sale of the Rare Pediatric Disease PRV to Novo Nordisk, Inc. Refer to Note 13 in the accompanying notes to consolidated financial statements for further details.

Provision for Income Taxes

We recorded a $1.5 million Benefit for income taxes due to the identification of a discrete item of tax determined upon preparation of our 2022 tax return in the year ended December 31, 2023. Due to the one-time receipt of gross proceeds from the sale of the PRV of $110.0 million in the third quarter of 2022 and the impact of the Internal Revenue Code Section 174, effective December 31, 2022, we generated taxable net income for the year ended December 31, 2022. As a result, we recorded income tax expense of $2.4 million for the year ended December 31, 2022 attributable to state income taxes. Also included in our income tax expense for the year ended December 31, 2022 was $0.9 million of China withholding tax incurred in connection with the Tenacia collaboration agreement.

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses. We incurred a Net loss of $141.4 million for the year ended December 31, 2023. Our cash used in operating activities was $118.0 million for the year ended December 31, 2023 compared to $112.9 million for the year ended December 31, 2022. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt.

In August 2022, we received a letter from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. We responded to Purdue that we did not agree with their claim. In February 2024, following discussions with Purdue, we agreed to pay Purdue $4 million in respect of its claim. As of December 31, 2023, we have accrued a liability of $4.0 million, which will be paid to Purdue in two equal installments, the first on or before March 15, 2024, and the second on or before June 15, 2024. We recorded a one-time net loss of $4.0 million in the year ended December 31, 2023 related to this payment owed to Purdue in connection with the sale of the PRV.

In November 2022, in connection with an underwritten public offering of 10,526,316 shares of our common stock, pre-funded warrants to purchase 2,105,264 shares of common stock and the exercise of an option of 1,894,737 shares of common stock, we received approximately $64.5 million in total net proceeds after taking into account the exercise of the underwriters’ option, in each case deducting the underwriting discounts and commissions and after deducting offering expenses paid or payable by us. Additionally, in November 2022, we received an upfront payment of $32.5 million pursuant to the revenue interest financing agreement with Sagard, as described below, and in December 2022, we received an upfront payment of $10.0 million in connection with the Tenacia Collaboration Agreement.

In September 2023, pursuant to the amended Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), we received net proceeds totaling approximately $25.8 million from the sale of 3.7 million shares of our common stock at an average price of $7.17 per share.

As of December 31, 2023, we had Cash and cash equivalents and Short-term investments of $150.3 million. We believe that our existing Cash and cash equivalents and Short-term investments as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the fourth quarter of 2024. As a result, there is substantial doubt about our ability to continue as a going concern through the one year period from the date these financial statements are issued. We will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our continued commercialization and planned research and development activities with respect to ganaxolone.

Oaktree Credit Agreement

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022 and October 28, 2022 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, Lenders) that provided for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million that was available to us in five tranches (collectively, Term Loans). As of December 31, 2023, we had drawn on three tranches with no additional funds available thereunder.

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

In connection with the Revenue Interest Financing Agreement with Sagard as described below, on October 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, allow for the consummation of the Revenue Interest Financing Agreement and the transactions thereunder, and paid $0.3 million in administrative fees in connection with the execution of the amendment. In addition, the amendment increased the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%.

Sagard Financing Agreement

In October 2022, we entered into a revenue interest financing agreement (the Revenue Interest Financing Agreement) with Sagard Healthcare Royalty Partners, LP (Sagard) pursuant to which we received $32.5 million.

In exchange for the Investment Amount, we agreed to make quarterly payments to Sagard (Payments) as follows: (i) for each calendar quarter from and after the closing date of such financing through and including the quarter ended June 30, 2026, an amount equal to 7.5% of (a) our U.S. net sales of ZTALMY and all other pharmaceutical products that contain ganaxolone (Net Sales), in each case with any dosage form, dosing regimen, or strength, or any improvements related thereto (collectively, Included Products) and (b) certain other payments received by us in connection with the manufacture, development and sale of the Included Products in the U.S. (Other Included Payments, and, together with Net Sales, Product Revenue); and (ii) for each calendar quarter following the calendar quarter ended June 30, 2026, an amount equal to (x) 15.0% of the first $100 million in annual Product Revenue of the Included Products and (y) 7.5% of annual Product Revenue of the Included Products in excess of $100 million.

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

The BARDA Contract consists of an approximately four-year base period, including the extension periods, during which BARDA agreed to provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. As of December 31, 2023, we have recorded the entire base period funding of approximately $21 million. Following successful completion of the RAISE trial and preclinical studies in the base period and extension periods, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended EDA), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a specified maximum aggregate offering price. The Amended EDA was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended EDA. Subject to the terms and conditions of the Amended EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. In the year ended December 31, 2023, we sold 3.7 million shares of our common stock pursuant to the Amended EDA, which resulted in net proceeds of approximately $25.8 million at an average price of $7.17 per share. We did not sell any shares of our common stock during the year ended December 31, 2022 under the EDA.

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

The License Agreement also provides for payment of royalties by us to Ovid in the low single digits on net sales by us, our affiliates and sublicensees, of Licensed Products in the Field in the Territory. Such royalties are subject to reduction in the event of generic competition in accordance with the License Agreement. We may terminate the License Agreement at any time without cause on thirty days’ prior written notice. Either party may terminate the License Agreement for the other party’s material breach or insolvency subject to certain cure periods. Also, Ovid had the right to terminate the License Agreement if there had not been a first commercial sale of any Licensed Products in the Field in the Territory on or before June 30, 2025. In the event of termination, all licenses granted under the License Agreement will terminate.

Cash Flows

Operating Activities. Cash used in operating activities increased to $118.0 million for the year ended December 31, 2023 compared to $112.9 million for the year ended December 31, 2022. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, interest accretion, stock-based compensation, cost of license agreement and changes in the net contract assets/liabilities related to the Orion, Tenacia and Biologix Collaboration Agreements, the change in cash used in operating activities in the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily the result of increases in the changes in Accrued expenses, including the $4.0 million increase due to the accrued payment to Purdue in connection with the PRV sale, decreases in the changes in Accounts Payable and net Assets, and an increase in Operating expenses.

Investing Activities. Cash used in investing activities during the year ended December 31, 2023 primarily represents $52.0 million in purchases of Short-term investments and $0.1 million in purchases of Property and equipment, partially offset by $23.5 million in maturities of Short-term investments. Cash provided by investing activities during the year ended December 31, 2022 primarily represents net proceeds of $107.4 million from the sale of the PRV, partially offset by $1.8 million in purchases of Property and equipment.

Financing Activities. Cash provided by financing activities during the year ended December 31, 2023 primarily represents $25.8 million in net proceeds related to the sale of common stock in connection with the Amended EDA and $0.8 million in proceeds from the exercise of stock options. Cash provided by financing activities during the year ended December 31, 2022 primarily includes $64.5 million in total net proceeds from the November 2022 public offering, $29.9 million in net proceeds from the Revenue Interest Financing Agreement with Sagard, $28.6 million in proceeds from Notes payable, net of issuance costs, and $1.8 million in proceeds from the exercise of stock options.

Funding Requirements

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time Net gain from the sale of our PRV, we have incurred net losses. We incurred a Net loss of $141.4 million for the year ended December 31, 2023. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis.

We had Cash and cash equivalents and Short-term investments of $150.3 million as of December 31, 2023. We believe that our existing Cash and cash equivalents and Short-term investments as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the fourth quarter of 2024. As a result, there is substantial doubt about our ability to continue as a going concern through the one-year period from the date these financial statements are issued. We will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone, including ZTALMY;
●	the scope, progress, results and costs of researching and developing ganaxolone, including ZTALMY, or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone, including ZTALMY in indications other than CDD in the U.S., EU, or other significant markets, and any other future product candidates in these markets;

●	the cost of commercialization activities for ZTALMY for CDD in the U.S., including marketing, sales and distribution costs;
●	the cost of commercialization activities for ZTALMY, ganaxolone in any other indications, or any other future product candidates, are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments owed to us pursuant to our exclusive license agreement with Orion for the commercialization of ganaxolone in Europe, our exclusive license agreement with Tenacia for the commercialization of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan and our exclusive distribution and supply agreement with Biologix for the distribution and supply of ganaxolone in the Middle East and North Africa region;
●	our expectations regarding the amount and timing of milestone and royalty payments owed by us pursuant to our Revenue Interest Financing Agreement with Sagard;
●	any product liability, infringement or other lawsuits related to ZTALMY or other indications being developed for ganaxolone and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, ZTALMY for CDD and on future approved products, if any.

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

Revenue Interest Financing Agreement

In October 2022, we recognized a liability related to the Revenue Interest Financing Agreement with Sagard under ASC 470-10 Debt and ASC 835-30 Interest – Imputation of Interest. The initial funds received by us from Sagard pursuant to the terms of the Revenue Interest Financing Agreement were recorded as a liability and are being accreted under the effective interest method using the estimated amount of future royalty payments to be made pursuant to the Revenue Interest Financing Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and are being amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future Product revenue to be generated over the life of the Revenue Interest Financing Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related Interest expense. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on the assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

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

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2024 annual meeting of shareholders, to be filed with the SEC.

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

3.8	Delaware Certificate of Change of Registered Agent. (Incorporated by reference to Exhibit 3.8 to Form 10-Q quarterly report filed on May 12, 2022.)
4.1	Specimen Certificate evidencing shares of Marinus Pharmaceutical Inc.’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
4.2	Description of the Registrant’s Securities. (Filed herewith.)
4.3	Form of Pre-funded Warrant to Purchase Common Stock. (Incorporated by reference to Exhibit 4.1 to Form 8-K current report filed on November 10, 2022.)
10.1+	Marinus Pharmaceuticals, Inc. 2005 Stock Option and Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Form S-1 registration statement filed on May 12, 2014.)
10.2+	Forms of Stock Option Agreement under the 2005 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.2 to Form S-1 registration statement filed on May 12, 2014.)
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

10.5+	Employment Agreement, effective November 9, 2020, between Marinus Pharmaceuticals, Inc. and Christina Shafer (Incorporated by reference to Exhibit 10.5 to Form 10-K filed on March 9, 2023.)
10.6	Form of Amended and Restated Indemnification Agreement (VC Directors). (Incorporated by reference to Exhibit 10.10 to Form S-1 registration statement filed on May 12, 2014.)
10.7	Form of Amended and Restated Indemnification Agreement (Non-VC Directors). (Filed herewith.)
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

Exhibit No.	Description of Exhibit
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

Exhibit No.	Description of Exhibit
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

10.37∧

Amendment No. 2, dated September 21, 2022, by and between Marinus Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority, a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on September 23, 2022.)

10.38∧

Revenue Interest Financing Agreement, dated October 28, 2022, by and between Marinus Pharmaceuticals, Inc. and Sagard Healthcare Royalty Partners, LP. (Incorporated by reference to Exhibit 10.3 to Form 10-Q quarterly report filed on November 7, 2022.)

10.39∧

Security Agreement dated October 28, 2022, by and among Marinus Pharmaceuticals, Inc. and Sagard Healthcare Royalty Partners, LP. (Incorporated by reference to Exhibit 10.4 to Form 10-Q quarterly report filed on November 7, 2022.)

10.40∧

Limited Consent and First Amendment to Credit Agreement, dated October 28, 2022, by and among Marinus Pharmaceuticals, Inc., as Grantor, and Oaktree Fund Administration, LLC, as Administrative Agent. (Incorporated by reference to Exhibit 10.5 to Form 10-Q quarterly report filed on November 7, 2022.)

10.41*

Collaboration and Supply Agreement, dated November 16, 2022, between Marinus Pharmaceuticals, Inc. and Tenacia Biotechnology (Shanghai) Co., Ltd. (Incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 9, 2023.)

10.42

Amendment No. 1 to the Equity Distribution Agreement, dated as of March 31, 2023, by and between Marinus Pharmaceuticals, Inc. and JMP Securities LLC. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on March 31, 2023.)

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
97	Marinus Pharmaceuticals, Inc. Incentive Compensation Recovery Policy. (Filed herewith.)
101.INS	XBRL Instance Taxonomy – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

+     Indicates management contract or compensatory plan.

*     Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.

∧	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

(c) None.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marinus Pharmaceuticals, Inc.

Date:	March 5, 2024	By:	/s/ Scott Braunstein
Scott Braunstein
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Scott Braunstein, M.D.	President, Chief Executive Officer	March 5, 2024
Scott Braunstein, M.D.	(Principal Executive Officer) and Chairman
of the Board and Director

/s/ Steven Pfanstiel	Chief Operating Officer, Chief Financial Officer	March 5, 2024
Steven Pfanstiel	and Treasurer (Principal Financial
and Accounting Officer)

/s/ Charles Austin	Director	March 5, 2024
Charles Austin

/s/ Elan Ezickson	Director	March 5, 2024
Elan Ezickson

/s/ Seth H.Z. Fischer	Director	March 5, 2024
Seth H.Z. Fischer

/s/ Tim M. Mayleben	Director	March 5, 2024
Tim M. Mayleben

/s/ Saraswathy V. Nochur, Ph.D.	Director	March 5, 2024
Saraswathy V. Nochur, Ph.D.

/s/ Christine B. Silverstein	Director	March 5, 2024
Christine B. Silverstein

/s/ Marvin H. Johnson, Jr.	Director	March 5, 2024
Marvin H. Johnson, Jr.

/s/ Sarah Noonberg, M.D., Ph.D.	Director	March 5, 2024
Sarah Noonberg, M.D., Ph.D.

CONSOLIDATED FINANCIAL STATEMENTS

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Marinus Pharmaceuticals, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marinus Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Clinical Trial Prepaid and Accrued Expenses
Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred, which include costs relating to contracts with vendors, clinical research organizations and consultants and under clinical site agreements. The Company estimates the prepaid and accrued expenses based on the services received and efforts expended in relation to amounts invoiced by and paid to contract research organizations and other third-party vendors at the balance sheet date. The Company’s clinical trial prepaid expenses of $5.2 million at December 31, 2023 are included in prepaid expenses and other current assets on the consolidated balance sheet, the Company’s clinical trial accrued expenses at December 31, 2023 of $4.7 million are included in accrued expenses on the consolidated balance sheet, and the Company’s related 2023 clinical trial expenses are included in research and development expenses of $99.4 million on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023.

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

Revenue Interest Financing Payable
Description of the Matter

As described in Note 10 to the consolidated financial statements, the Company entered into a royalty purchase agreement (RPA) with Sagard Healthcare Partners. Pursuant to the RPA, the Company received gross proceeds of $32.5 million in 2022 in exchange for the obligation to make royalty payments on U.S. net sales of ganaxolone, including ZTALMY (ganaxolone) oral suspension CV.

The Company recorded the RPA as a liability (revenue interest financing payable) on the consolidated balance sheet at a carrying value of $36.0 million as of December 31, 2023 and imputed interest expense associated with this liability during 2023 using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the RPA depending on a number of factors, including the level and timing of forecasted net sales and resulting royalty payments. The Company utilizes the prospective method to account for the revenue interest financing payable, under which a new effective interest rate is determined at each balance sheet date based on the Company’s current estimates of the amount and timing of expected future royalty payments.

Auditing the revenue interest financing payable involved complex and subjective auditor judgment due to the estimation uncertainty involved in determining the effective interest rate. The Company’s effective interest rate model includes actual revenues recorded and royalties paid to-date, as well as estimated revenue projections for which future royalties will be paid, which are sensitive to significant assumptions including the size of the addressable patient population and the Company’s expected market share, and the anticipated sales price of its products, among others.

How We Addressed the Matter in Our Audit

To test the revenue interest financing payable, our audit procedures included, among others, testing the significant assumptions used to develop the estimates and evaluating the completeness and accuracy of the underlying data used by the Company in its effective interest rate model. To test the estimated amount of future product sales, we compared the estimated size of the addressable patient population to industry data that tracks healthcare information, and we compared the anticipated pricing information to actual sales and a third-party market analysis. We recalculated the current year interest expense based on the Company’s model and performed sensitivity analyses to evaluate the changes in the effective interest rates, and associated interest expense, that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

March 5, 2024

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$120,572	$240,551
Short-term investments	29,716	—
Accounts receivable, net	3,799	6,348
Inventory	2,413	77
Prepaid expenses and other current assets	8,746	5,402
Total current assets	165,246	252,378
Property and equipment, net	3,843	4,236
Other assets	1,819	2,904
Total assets	$170,908	$259,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,003	$4,461
Current portion of notes payable	11,551	—
Current portion of revenue interest financing payable	2,211	1,020
Accrued expenses	22,859	19,536
Total current liabilities	40,624	25,017
Notes payable, net of deferred financing costs	61,423	71,018
Revenue interest financing payable, net of deferred financing costs	33,766	29,857
Contract liabilities, net	17,545	16,285
Other long-term liabilities	785	1,341
Total liabilities	154,143	143,518
Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 4,300 shares issued and outstanding at December 31, 2022	—	4,043
Common stock, $0.001 par value; 150,000,000 shares authorized, 54,585,428 issued and 54,578,121 outstanding at December 31, 2023 and 49,650,074 issued and 49,642,767 outstanding at December 31, 2022	55	50
Additional paid-in capital	588,656	542,428
Treasury stock at cost, 7,307 shares at December 31, 2023 and December 31, 2022	—	—
Accumulated other comprehensive loss	(20)	—
Accumulated deficit	(571,926)	(430,521)
Total stockholders’ equity	16,765	116,000
Total liabilities and stockholders’ equity	$170,908	$259,518

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022

Revenue:
Product revenue, net	$19,561	$2,872
Federal contract revenue	11,374	6,935
Collaboration revenue	54	15,671
Total revenue	30,989	25,478

Expenses:
Research and development	$99,388	$79,912
Selling, general and administrative	61,152	56,845
Cost of product revenue	1,909	190
Cost of collaboration revenue	25	150
Cost of IP license fee	—	1,169
Total expenses	162,474	138,266
Loss from operations	(131,485)	(112,788)
Interest income	8,113	2,354
Interest expense	(16,895)	(10,672)
(Loss) gain from sale of priority review voucher, net	(4,000)	107,375
Other income (expense), net	1,324	(2,696)
Loss before income taxes	(142,943)	(16,427)

Benefit (provision) for income taxes	1,538	(3,389)
Net loss applicable to common shareholders	$(141,405)	$(19,816)

Per share information:
Net loss per share of common stock—basic and diluted	$(2.63)	$(0.51)
Basic and diluted weighted average shares outstanding	53,746,518	39,072,599
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(20)	—
Total comprehensive loss	$(141,425)	$(19,816)

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, December 31, 2021	4,575	$4,302	36,790,254	$37	$459,852	7,307	$—	$—	$(410,705)	$53,486
Stock-based compensation expense	—	—	—	—	14,890	—	—	—	—	14,890
Issuance of common stock and pre-funded warrants in connection with follow-on public offering ($4.75 per share), net of expenses of $4,521	—	—	12,421,053	13	64,464	—	—	—	—	64,477
Exercise of stock options	—	—	238,312	—	1,794	—	—	—	—	1,794
Net issuance of common stock in connection with the vesting of restricted stock	—	—	14,893	—	—	—	—	—	—	—
Issuance of stock related to IP license agreement with Ovid	—	—	123,255	—	1,169	—	—	—	—	1,169
Conversion of convertible preferred stock into common	(275)	(259)	55,000	—	259	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(19,816)	(19,816)
Balance, December 31, 2022	4,300	$4,043	49,642,767	$50	$542,428	7,307	$—	$—	$(430,521)	$116,000
Stock-based compensation expense	—	—	—	—	15,563	—	—	—	—	15,563
Exercise of stock options	—	—	126,735	—	804	—	—	—	—	804
Conversion of convertible preferred stock into common	(4,300)	(4,043)	860,000	1	4,042	—	—	—	—	—
Net issuance of common stock in connection with the vesting of restricted stock	—	—	258,819	—	—	—	—	—	—	—
Issuance of common stock in connection with at-the-market facility offering (average price of $7.17 per share), net of expenses of $529	—	—	3,689,800	4	25,819	—	—	—	—	25,823
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	(141,405)	(141,405)
Balance, December 31, 2023	—	$—	54,578,121	$55	$588,656	7,307	$—	$(20)	$(571,926)	$16,765

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(141,405)	$(19,816)
Adjustments to reconcile net loss income to net cash used in operating activities:
Gain from sale of PRV, net of transaction costs	—	(107,375)
Depreciation and amortization	551	418
Amortization of debt issuance costs	2,248	1,663
Accretion of revenue interest financing debt, net of cash paid	4,806	956
Amortization of discount on short-term investments	(1,241)	—
Stock-based compensation expense	15,563	14,890
Amortization of net contract asset/liability	(1,353)	(1,052)
Noncash lease expense	187	251
Noncash lease liability	413	344
Write off of fixed assets	61	828
Issuance of common stock for cost of license agreement	—	1,169
Unrealized loss on foreign currency transactions	—	930
Changes in operating assets and liabilities:
Refund liability	—	(22,163)
Net contract asset/liability	2,613	17,894
Prepaid expenses and other current assets, non-current assets, inventory and accounts receivable	(2,552)	(5,577)
Accounts payable and accrued expenses	2,108	3,754
Net cash used in operating activities	(118,001)	(112,886)
Cash flows from investing activities
Proceeds from sale of PRV, net of transaction costs	—	107,375
Proceeds from sale of property and equipment	9	171
Maturities of short-term investments	23,500	—
Purchases of short-term investments	(51,995)	—
Purchases of property and equipment	(119)	(1,774)
Net cash (used in) provided by investing activities	(28,605)	105,772
Cash flows from financing activities
Proceeds from exercise of stock options	804	1,794
Proceeds from notes payable, net of fees	—	28,588
Proceeds from revenue interest financing agreement, net of issuance costs	—	29,921
Proceeds from equity offerings, net of offering costs	25,823	64,477
Other cash flows from financing activities	—	(42)
Net cash provided by financing activities	26,627	124,738
Net (decrease) increase in cash and cash equivalents	(119,979)	117,624
Cash and cash equivalents—beginning of period	240,551	122,927
Cash and cash equivalents—end of period	$120,572	$240,551
Supplemental disclosure of cash flow information
Increase in right-of-use asset and liability	$66	$—
Property and equipment in accrued expenses	$—	$22
Cash paid for interest during the year	$8,697	$7,892
Cash paid for income taxes during the year	$903	$—
Property and equipment in deposits placed in service	$—	$1,664

See accompanying notes to financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of the Business

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus, which includes the use of ZTALMY® (ganaxolone). On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We have an exclusive collaboration agreement with Orion Corporation (Orion) for European commercialization of ganaxolone for ZTALMY.

We are also developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of Refractory Status Epilepticus (RSE), which is defined as status epilepticus (SE) that is refractory to treatment with a first-line benzodiazepine and at least one second-line antiseizure medication. SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality.

We are developing ganaxolone in formulations for two different routes of administration: intravenous (IV) and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system (CNS). Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid, and targets both synaptic and extrasynaptic GABAA receptors. This unique receptor binding profile may contribute to the anticonvulsant, antidepressant and anxiolytic effects shown by neuroactive steroids in animal models, clinical trials or both.

COVID-19

COVID-19 affected our clinical operations and timelines. For example, our RAISE trial for RSE is conducted in hospitals, primarily intensive care units in academic medical centers, which experienced high rates of COVID-19 admissions. Several of these sites participating in the RAISE trial experienced COVID-related difficulties, including staff turnover and the need to devote significant resources to patients with COVID-19, which resulted in site initiation and enrollment delays for the RAISE trial. Given these COVID-19-related challenges and the interruption in drug supply in mid-2022, we previously adjusted our expectation for our top-line data readout for the RAISE trial. In May 2022, we resumed screening and recruitment for the RAISE trial. We reached the enrollment target for the interim analysis in the first quarter of 2024.

Liquidity

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses. We incurred a net loss of $141.4 million for the year ended December 31, 2023. There is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone (in indications other than CDD in the U.S.) will require significant additional financing. Our accumulated deficit as of December 31, 2023 was $571.9 million and we expect to incur substantial losses in future periods.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of debt, government funding, collaborations, licensing transactions and other commercial transactions or other sources, and revenues from future product sales. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the continued development and commercialization of ganaxolone.

Management’s operating plan which underlies the analysis of our ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. We had Cash and cash equivalents and Short-term investments of $150.3 million as of December 31, 2023. We believe that such amount is not sufficient to fund our operations for the one year period after the date the financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern through the one-year period from the date these financial statements are issued. Management’s plans that are intended to mitigate this risk include securing additional funding in the future from one or more equity or debt financings, government funding, collaborations, licensing transactions, and other commercial or strategic transactions. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms acceptable to us. We have and will continue to evaluate alternatives to extend our operations beyond the one-year period after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of Marinus Pharmaceuticals, Inc. and its wholly-owned subsidiary as of December 31, 2023. In February 2021, a wholly-owned subsidiary was established in Ireland. All intercompany accounts and transactions have been eliminated.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments and Credit Risk

At December 31, 2023 our financial instruments included Cash equivalents, Short-term investments, Accounts receivable, Accounts payable, Accrued expenses, Notes payable, and Royalty interest financing payable.  At December 31, 2022, our financial instruments included Cash equivalents, Accounts receivable, Accounts payable, Accrued expenses, Notes payable, and Royalty interest financing payable. The carrying amount of Cash equivalents, Short-term investments, Accounts payable and Accrued expenses approximated fair value, given their short-term nature. The carrying value of the Notes payable and Royalty interest financing payable approximates fair value as the interest rate is reflective of current market rates on debt with similar terms and conditions.

Cash equivalents and Short-term investments subject us to concentrations of credit risk. However, we invest our cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government, certain Securities and Exchange Commission (SEC)-registered money market funds that invest only in U.S. government obligations and various other low-risk liquid investment options, and places restrictions on portfolio maturity terms.

Cash and Cash Equivalents

We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2023 and 2022, we invested a portion of our cash balances in money market investments, which we have included as Cash equivalents on our balance sheets. Additionally, as of December 31, 2023, we invested a portion of our cash balances in U.S Treasury securities and U.S Government Agency securities, which we have included as Short-term investments on our balance sheet.

Short-Term Investments

We classify our Short-term investments as available-for-sale securities, which include U.S. government agency debt securities and U.S. treasury debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in Other comprehensive loss and Accumulated other comprehensive loss within stockholders’ equity. All of our investments were short-term in nature as of December 31, 2023. We did not have any investments as of December 31, 2022.

Accounts Receivable, net

Net trade receivables related to ZTALMY sales, which are recorded in Accounts receivable, net on the consolidated balance sheets, were approximately $2.6 million and $1.3 million as of December 31, 2023 and December 31, 2022, respectively. We had no allowance for doubtful accounts as of December 31, 2023 or 2022. An allowance for doubtful accounts is determined based on our assessment of the credit worthiness and financial condition of our customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. We have three customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents approximately 99% of our ZTALMY revenue to date. Payment terms for Orsini are 30 days from the shipment date.

Excluding net trade receivables, Accounts receivable, net represents amounts due to us under the BARDA contract for valid expenditures expected to be reimbursed to us under the terms of the BARDA contract and current amounts due to us from Orion Corporation (Orion) under the collaboration agreement (Note 11).

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment, net

Property and equipment, net consist of laboratory and office equipment and are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. We estimate a life of five years for office equipment and furniture, five to fifteen years for laboratory equipment, and the lesser of the lease term or useful life for leasehold improvements. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in Other income (expense), net.

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

Other Assets

Other assets generally represent noncurrent capitalized contract costs, our noncurrent right-of-use assets related to our operating leases and assets held for sale or placed into storage.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2023 and 2022, we have concluded that a full valuation allowance is necessary for our net deferred tax assets. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Cuts and Jobs Act passed in 2017 included a provision which would require taxpayers to capitalize and amortize U.S.-based research & experimentation (R&E) expenses over a period of five years and non-U.S. R&E expenses over 15 years effective for tax years beginning after December 31, 2021 pursuant to Internal Revenue Code Section 174. For the year ended December 31, 2023, we recorded a Benefit for income taxes due to the identification of a discrete item of tax determined upon preparation of our 2022 tax return. As a result of the capitalization of R&E expenses, income generated from the sale of the PRV, and limitations related to the utilization of state net operating losses, we had income tax expense for the year ended December 31, 2022 attributable to state income taxes. We did not have a federal income tax liability for the year ended December 31, 2022 due to the utilization of Net Operating Losses (NOLs) after taking into consideration Internal Revenue Code Section 382 limitations related to changes in ownership.

Debt Issuance Costs

Debt issuance costs incurred in connection with our Note payable (Note 9) and Revenue interest financing payable (Note 10) are amortized to Interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization, are deducted from the carrying value of the related debt.

Contract Liabilities, net

When consideration is received, or such consideration is unconditionally due, from a customer prior to completing our performance obligation to the customer under the terms of a contract, a Contract liability is recorded. Contract liabilities expected to be recognized as revenue or a reduction of expense within the 12 months following the balance sheet date are classified as Current liabilities. Contract liabilities not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Long-term liabilities. In accordance with ASC 210-20, our Contract liabilities were partially offset by our Contract assets for the years ended December 31, 2023 and 2022, as further discussed in Note 11.

Liability Related to Revenue Interest Financing and Non-Cash Interest Expense

In October 2022, we recognized a liability related to the Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (Sagard) under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by us from Sagard pursuant to the terms of the Revenue Interest Financing Agreement were recorded as a liability and will be accreted under the effective interest method upon the estimated amount of future royalty payments to be made pursuant to the Revenue Interest Financing Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future product revenue to be generated over the life of the Revenue Interest Financing Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. The liability related to the Revenue Interest Financing Agreement with Sagard is further discussed in Note 10.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment to patients in the third quarter of 2022. We have three customers, one of which, Orsini, a specialty pharmacy that dispenses ZTALMY directly to patients, is responsible for approximately 99% of our ZTALMY revenue to date. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as Selling, general and administrative expenses. The components of variable consideration include:

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

Government Rebates. We are subject to discount obligations under state Medicaid programs, Medicare and the Tricare Retail Refund Program. We estimate reserves related to these discount programs and record these obligations in the same period the related revenue is recognized, resulting in a reduction of ZTALMY revenue.

Patient Assistance. We offer a voluntary co-pay patient assistance program intended to provide financial assistance to eligible patients with a prescription drug co-payment required by payors and coupon programs for cash payors. The calculation of the Current liability for this assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with ZTALMY that has been recognized as Product revenue but remains in the distribution channel inventories at the end of each reporting period.

Federal Contract Revenue

We recognize Federal contract revenue from the BARDA Contract in the period in which the allowable Research and development expenses are incurred, and receivables associated with this revenue are included within

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net on our balance sheets. This revenue is not within the scope of Accounting Standards Codification (ASC) 606 – Revenue from contracts with customers.

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

Clinical Trial Expenses

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates based on estimates of services received and efforts expended that take into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

differ from its estimates. We make estimates of our Accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2023 and 2022 there were no material adjustments to our prior period estimates of accrued or prepaid expenses for clinical trials. For the years ended December 31, 2023 and 2022, our accrued clinical trial expenses were $4.7 million and $5.7 million, respectively. For the years ended December 31, 2023 and 2022, our prepaid clinical expenses were $5.2 million and $3.9 million, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock-based awards in the statements of operations. For stock options issued to employees and members of our board of directors for their services, we estimate the grant-date fair value of options using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and, for grants prior to our initial public offering, the value of the common stock. For restricted stock awards, the grant date fair value is determined by the closing market price of our common stock on the date of grant. For awards subject to time-based vesting, we recognize stock-based compensation expense, on a straight-line basis over the requisite service period, which is generally the vesting term of the award. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense when it is probable that the performance condition will be achieved. We recognize forfeitures as they occur in accordance with the guidance in ASC Topic 718.

Loss Per Share of Common Stock

Basic loss per share is computed by dividing Net loss applicable to common stockholders by the Weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, and unvested restricted stock, which would result in the issuance of incremental shares of common stock. In computing the Basic and diluted net loss per share applicable to common stockholders for the years ended December 31, 2023 and 2022, the Weighted average number of shares remains the same for both calculations due to the fact that when a Net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 7.

The following table sets forth the computation of Basic and diluted net loss per share for the years ended December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Year ended December 31,
	2023	2022
Basic and diluted net loss per share of common stock:
Net loss applicable to common stockholders	$(141,405)	$(19,816)
Weighted average shares of common stock outstanding	53,746,518	39,072,599
Net loss per share of common stock—basic and diluted	$(2.63)	$(0.51)

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following potentially dilutive securities (common stock equivalents) have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Year Ended
	December 31,
	2023	2022
Convertible preferred stock	—	860,000
Restricted stock units	1,271,894	671,976
Stock options	7,164,981	5,730,219
	8,436,875	7,262,195

The convertible preferred stock meets the definition of a participating security; however, the holders were not obligated to share in our losses. As of December 31, 2023 and 2022, we had no other potentially dilutive securities.

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of December 31, 2023, all of our financial assets and liabilities were classified as Level 1 or Level 2 valuations. As of December 31, 2022, all of our financial assets and liabilities were classified as Level 1 valuations.

We estimate the fair values of our financial instruments categorized as Level 2 in the fair value hierarchy, including U.S. Treasury securities and U.S. Government Agency securities, by taking into consideration valuations obtained from third party pricing services. The pricing services use industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, benchmark yields, issuer credit spreads, benchmark securities, and other observable inputs. We obtain a single price for each financial instrument and do not adjust the prices obtained from the pricing service.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets
Cash	$1,255	$—	$—	$1,255
Money market funds (cash equivalents)	119,317	—	—	119,317
U.S. Treasury securities	—	26,835	—	26,835
U.S. Government Agency securities	—	2,881	—	2,881
Total assets	$120,572	$29,716	$—	$150,288
December 31, 2022
Assets
Cash	$10,569	$—	$—	$10,569
Money market funds (cash equivalents)	229,982	—	—	229,982
Total assets	$240,551	$—	$—	$240,551

The following table provides details regarding our portfolio of Short-term investments (in thousands) as of December 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$26,852	$138	$(155)	$26,835
U.S. Government Agency securities	2,884	31	(34)	2,881
Total	$29,736	$169	$(189)	$29,716

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Laboratory equipment	$4,330	$4,277
Leasehold improvements	899	899
Office furniture and equipment	514	514
Total property and equipment	5,743	5,690
Less: accumulated depreciation	(1,900)	(1,454)
Total property and equipment, net	$3,843	$4,236

Depreciation expense was $0.5 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. In 2023 and 2022, we determined certain of our laboratory equipment was not required and held for sale or placed into storage, and as a result, write-downs of net equipment of approximately $0.1 million and $0.8 million, respectively, were recorded as a loss and included in Other income (expense), net on the consolidated statement of

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations for the years ended December 31, 2023 and 2022. We did not have any assets held for sale as of December 31, 2023. We had assets held for sale of approximately $0.7 million as of December 31, 2022, which was included in Other long-term assets on our consolidated balance sheets.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Payroll and related costs	$7,746	$7,061
Clinical trials and drug development	4,701	5,725
Accrued license agreement payment	4,000	—
Professional fees	1,236	1,417
Accrued tax provision	—	2,445
Selling and commercial liabilities	3,901	1,880
Short-term lease liabilities	774	637
Other	501	371
Total accrued expenses	$22,859	$19,536

6. Leases

We have entered into one operating lease for real estate and one operating lease for clinical site equipment. Our real estate operating lease has a term of 78 months and includes renewal terms that can extend the lease term by 60 months, which is included in the lease term when it is reasonably certain that we will exercise the option. As of December 31, 2023, our operating lease for real estate had a remaining term of 21 months. Our operating lease for clinical site equipment has a term of 18 months and includes renewal terms that can extend the lease term monthly at the end of the term. As of December 31, 2023, our operating lease for clinical site equipment had a remaining term of 17 months. We expect to enter into several similar operating leases for clinical site equipment for our RAISE II trial throughout the remainder of 2024. The right-of-use (ROU) assets are included in Other assets on our balance sheets as of December 31, 2023 and 2022, and represent our right to use the underlying assets for the lease term. Our obligations to make lease payments are included in Accrued expenses and Other long-term liabilities on our balance sheets as of December 31, 2023 and 2022. The ROU assets were initially measured at cost, which comprise the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of December 31, 2023 and 2022, we had $1.0 million and $1.3 million, respectively, of ROU assets and our operating lease liabilities were $1.4 million and $2.0 million, respectively. We have entered into other various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During each of the years ended December 31, 2023 and 2022, we recognized an aggregate $0.6 million in total lease costs, which included less than $0.1 million in short-term lease costs related to short-term operating leases in each year.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of the ROU asset and lease liability related to the real estate operating lease was 11.0%. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component. The borrowing rate used to determine the initial value of the ROU asset and lease liability related to our operating lease for clinical site equipment was approximately 7.0%.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2023 and 2022, we have not recognized any impairment losses for our ROU assets.

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$889
2025	662
1,551
Less: imputed interest	(144)
Total lease liabilities	$1,407

Current operating lease liabilities	$774
Non-current operating lease liabilities	633
Total lease liabilities	$1,407

7. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant options, restricted stock and other equity-based awards. As of December 31, 2023, 577 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan) that authorizes us to grant options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of December 31, 2023, 4,924,969 options to purchase shares of common stock and no restricted shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 907,095 shares of common stock were available for future issuance. As of December 31, 2023, 1,257,019 restricted stock units were outstanding pursuant to the 2014 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2024, the shares of common stock available for future grants under the 2014 Plan was increased to 3,090,220.

In addition, during the years ended December 31, 2023 and 2022, we granted 566,685 and 788,885 options, respectively, to purchase shares of common stock and 2,500 and 39,900 restricted stock units, respectively, outside of our 2014 Plan as inducement grants material to new employees entering into employment agreements with us pursuant to Nasdaq Listing Rule 5635(c)(4). The amount, terms of grants, and exercisability provisions of these grants are determined and set by our board of directors, and are largely consistent with the terms and exercisability provisions of grants under our 2014 Plan.

Stock Options

Options issued under both the 2005 Plan and 2014 Plan and the inducement grants have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occurs over a period of not greater than four years. A summary of stock option activity for the years ended December 31, 2023 and 2022 is presented below (in thousands, except share and per share amounts):

		Weighted‑
		Average	Aggregate
		Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding—December 31, 2021	4,738,855	$12.23
Granted	2,026,981	8.77
Exercised	(238,312)	7.52
Forfeited	(415,816)	10.49
Expired	(381,489)	14.61
Outstanding—December 31, 2022	5,730,219	$10.87
Granted	2,117,451	6.43
Exercised	(126,735)	6.35
Forfeited	(267,239)	8.34
Expired	(288,715)	13.34
Outstanding—December 31, 2023	7,164,981	$9.64	$17,854

Exercisable—December 31, 2023	4,620,748	$10.64	$9,292

The weighted average remaining contractual term of options outstanding and exercisable as of December 31, 2023 is 7.5 and 6.9 years, respectively.

Intrinsic value in the table above was determined by calculating the difference between the market value of our common stock on the last trading day of 2023 of $10.87 per share and the exercise price for any in-the-money options.

The weighted-average grant date fair value of options granted was $5.20 and $7.00 per share in 2023 and 2022, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model with the following ranges of weighted-average assumptions:

	2023				2022
Expected stock price volatility	99	-	104%		103	-	116%
Expected term of options	5.3	-	6.1	years	5.7	-	6.5	years
Risk‑free interest rate	3.35	-	4.82%		1.65	-	4.46%
Expected annual dividend yield			0%				0%

The weighted-average valuation assumptions were determined as follows:

●	Expected stock price volatility: The expected volatility is based on historical volatility of our stock price.
●	Expected term of options: We estimated the expected term of our stock options with service-based vesting using the “simplified” method, as prescribed in SAB No. 107, whereby the expected life equals the average of the vesting tranches and the original contractual term of the option due to our lack of sufficient historical data.
●	Risk-free interest rate: We base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Expected annual dividend yield: The estimated annual dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.

Restricted Stock and Restricted Stock Units

All issued and outstanding restricted shares of common stock are time-based and generally become vested within two years after the grant date, pursuant to the 2014 Plan. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant. As of December 31, 2023, we had no restricted shares of common stock outstanding.

During the year ended December 31, 2023, we granted 1,004,310 restricted stock units, which vest within four years of the grant date, pursuant to the 2014 Plan. Compensation expense related to restricted stock units is measured based on the fair value using the closing market price of our common stock on the date of the grant. As of December 31, 2023, we had 1,271,894 restricted stock units outstanding.

A summary of activity for the years ended December 31, 2023 and 2022 is presented below:

		Weighted‑average
		Grant Date
	Shares	Fair Value per Share
Outstanding—December 31, 2021	26,025	$12.75
Granted	809,028	8.49
Vested	(37,450)	11.19
Forfeited	(125,627)	9.04
Outstanding—December 31, 2022	671,976	8.39
Granted	1,004,310	6.17
Vested	(262,819)	8.26
Forfeited	(141,573)	6.61
Outstanding—December 31, 2023	1,271,894	$6.86

Total compensation cost recognized for all stock options and restricted stock units in the statements of operations for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Research and development	$5,806	$5,364
Selling, general and administrative	9,757	9,526
Total	$15,563	$14,890

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, there was $15.6 million and $6.4 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, respectively. That expense is expected to be recognized over the next four years as follows, in thousands:

2024	$12,690
2025	7,348
2026	1,549
2027	366
$21,953

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

Sales Pursuant to Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended EDA), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a specified maximum aggregate offering price. The Amended EDA was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended EDA. Subject to the terms and conditions of the Amended EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. In the year ended December 31, 2023, we sold approximately 3.7 million shares of our common stock pursuant to the Amended EDA, which resulted in net proceeds of approximately $25.8 million. We did not sell any shares of our common stock during the year ended December 31, 2022 under the EDA.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Convertible Preferred Stock

Concurrent with a 2019 public offering, we entered into a Securities Purchase Agreement (Purchase Agreement), by and among us and the investors listed therein. Pursuant to the terms of the Purchase Agreement, we sold to the investors an aggregate of 30,000 shares of Series A Participating Convertible Preferred Stock, par value $0.001 per share (Series A Preferred Stock), at a per share price of $1,000 in a private placement, and received net proceeds of $28.2 million, after deducting underwriting discounts and commissions of $1.8 million. Each share of Series A Preferred Stock is convertible into 200 shares of common stock, reflecting a conversion price equal to $5.00 per share, subject to customary anti-dilution adjustments.

During the year ended December 31, 2023, 4,300 shares of our Series A Preferred Stock converted into 860,000 shares of our common stock, pursuant to the terms of the Purchase Agreement. During the year ended December 31, 2022, 275 shares of our Series A Preferred Stock converted into 55,000 shares of our Common stock, pursuant to the terms of the Purchase Agreement. As of December 31, 2023, no shares of our Series A Preferred Stock remained outstanding.

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

Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans); upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone for CDD in September 2021, we borrowed $30.0 million of tranche A-2 term loans from the Lenders (Tranche A-2 Term Loans); and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment (the Credit Agreement Amendment) to extend the commitment date for the tranche C term loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. Also in May 2022, we delivered to Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. In October 2022, we entered into an amendment to, among other things, allow for the consummation of the Revenue Interest Financing Agreement with Sagard and the transactions thereunder. In addition, the Credit Agreement Amendment increases the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%. In August 2023, we delivered to Oaktree a separate notice of commitment termination with respect to the $25.0 million of Tranche C Term Loans commitment. Following the termination of the Tranche C Term Loan Commitment, the loans under the Credit Agreement consist of $75.0 million of previously drawn Term Loans with no additional funds available thereunder.

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

We may prepay all or any portion of the Term Loans, and are required to make mandatory prepayments of the Term Loans from the proceeds of asset sales, casualty and condemnation events, and prohibited debt issuances, subject to certain exceptions. All mandatory and voluntary prepayments of the Term Loans are subject to prepayment premiums equal to (i) 4% of the principal prepaid if prepayment occurs after May 11, 2023 but on or before May 11, 2024, or (ii) 2% of the principal prepaid if prepayment occurs after May 11, 2024 but on or before May 11, 2025. If prepayment occurs after May 11, 2025, no prepayment premium is due.

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

In addition to the minimum liquidity covenant, we are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of December 31, 2023, we were in compliance with all covenants.

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

In March 2022, we borrowed $30.0 million upon the approval by the FDA of ZTALMY for CDD and incurred debt issuance costs of $1.8 million, including the exit fee of $0.6 million, that are classified as contra-liabilities on our consolidated balance sheets and are being recognized as Interest expense over the term of the loan using the effective-interest method.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2023, we recognized Interest expense of $10.7 million, of which $8.7 million was cash interest paid on the Term Loans and $2.0 million was non-cash interest expense related to the amortization of debt issuance costs. For the year ended December 31, 2022, we recognized Interest expense of $9.5 million, of which $7.9 million was cash interest paid on the Term Loans and $1.6 million was non-cash Interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of December 31, 2023 (in thousands):

Gross proceeds	$75,000
Contractual exit fee	2,003
Unamortized debt discount and issuance costs	(4,029)
Total note payable	$72,974

Current portion of note payable	11,551
Non-current portion of note payable	61,423
Total note payable	$72,974

The aggregate maturities of Notes payable as of December 31, 2023 are as follows (in thousands):

2024	$11,250
2025	15,000
2026	48,750
Total	$75,000

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Issuance costs pursuant to the Revenue Interest Financing Agreement consisted primarily of advisory and legal fees and totaled $2.6 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the years ended December 31, 2023 and December 31, 2022, we estimated an effective annual interest rate of approximately 18% and 19%, respectively. Over the course of the Revenue Interest Financing Agreement, the actual interest rate will be affected by the amount and timing of net ZTALMY revenue recognized and changes in the timing of forecasted net ZTALMY revenue. On a quarterly basis, we reassess the expected timing of the net ZTALMY revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of the Revenue Interest Financing Agreement for the years ended December 31, 2023 and 2022 (in thousands):

Revenue Interest Financing Agreement upon October 2022 closing	$32,500
Issuance costs in the year ended December 31, 2022	(2,579)
Non-cash interest expense in the year ended December 31, 2022	956
Amortization of debt discount in the year ended December 31, 2022	42
Payments made in the year ended December 31, 2022	(42)
Revenue Interest Financing Balance at December 31, 2022	$30,877
Non-cash interest expense in the year ended December 31, 2023	5,950
Amortization of debt discount in the year ended December 31, 2023	294
Payments made in the year ended December 31, 2023	(1,144)
Revenue Interest Financing Balance at December 31, 2023	$35,977

Current portion of revenue interest financing liability	$2,211
Long-term portion of revenue interest financing liability	33,766
Revenue Interest Financing Balance at December 31, 2023	$35,977

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At contract inception, we determined that the non-refundable portion of the upfront payment plus the research and development reimbursement constitutes the transaction price as of the outset of the Orion Collaboration Agreement. The refundable portion of the upfront payment and the future potential regulatory and development milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts had not yet been resolved. During 2022, the refundable portion of the upfront payment was determined to be included in the transaction price as the final genotoxicity study on the M2 metabolite of ganaxolone was received as described above and the remaining $12.7 million of the upfront payment was recorded as Collaboration revenue for the year ended December 31, 2022. The achievement of the future potential milestones is not within our control and is subject to certain research and development success and therefore carry significant uncertainty. As a result of the July 2023 EC approval of ZTALMY oral suspension for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age, we are now eligible under the Orion Collaboration Agreement to receive a commercial milestone payment of €10 million, if commercial sales of ZTALMY commence in the Territory, due upon the earlier of (1) the first commercial sale of ZTALMY within two of a select set of countries consisting of Germany, France, Italy, Spain, and the United Kingdom and (2) the 18-month anniversary of the first commercial sale of ZTALMY in the Territory. We will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, we will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur since those payments relate primarily to the License, which was delivered by us to Orion upon entering into the Orion Collaboration Agreement.

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

As of December 31, 2022, we allocated the transaction price to the performance obligations as described below and recorded the remaining $12.7 million of the upfront payment as Collaboration revenue during the year ended December 31, 2022. During 2022, we amortized $1.1 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to transaction price resulted in a total Contract liability of $15.1 million at December 31, 2022. In accordance with ASC 210-20, the Contract liability

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $15.1 million was offset by the Contract asset of $5.1 million related to the reimbursement of research and development costs, resulting in a net Contract liability of $10.0 million at December 31, 2022.

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

During the year ended December 31, 2023, we amortized $1.4 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total Contract liability of $13.7 million at December 31, 2023. In accordance with ASC 10-20, the Contract liability of $13.7 million is offset by the Contract asset of $2.9 million related to the reimbursement of research and development costs, resulting in a net Contract liability of $10.8 million at December 31, 2023.

Transaction Price and Net Contract Asset at December 31, 2023 (in thousands):

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of December 31, 2023	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	2,511	4,206
Supply of Licensed Product	9,503	-	9,503
	$37,880	$24,171	$13,709

Less Total Contract Asset			2,912
Net Contract Liability			$10,797

We incurred $2.0 million of incremental costs in obtaining the Orion Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $1.1 million of expense recorded to Selling, general and administrative expense commensurate with the recognition of the License performance obligation and $0.9 million recorded as capitalized contract costs, included in Prepaid expenses and other current assets and Other assets, which are being amortized as Development and Regulatory Services and Supply of License Product obligations are met.

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, we allocated the transaction price to the performance obligations as described below. There was no activity during the year ended December 31, 2023. The cumulative Collaboration revenue recognized as of December 31, 2023 is $3.0 million, which was the transaction price associated with the License as revenue for the year ended December 31, 2022. No license revenue was recorded during the year ending December 31, 2023. The total Contract liability of $7.0 million is offset by the Contract asset of $0.7 million, resulting in a net Contract liability of $6.3 million as of each December 31, 2023 and 2022.

Transaction Price and Net Contract Liability at December 31, 2023 and 2022:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of each December 31, 2023 and 2022	Liability
License	$2,998	$2,998	$-
Supply of Licensed Product	7,002	-	7,002
	$10,000	$2,998	$7,002

Less Total Contract Asset			700
Net Contract Liability			$6,302

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

Biologix Distribution and Supply Agreement

In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for these rights, we will be the exclusive supplier of our products to Biologix on terms set forth in

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the respective agreements in exchange for a negotiated purchase price for the products. Upon execution of the Biologix Agreement, we received an upfront payment of $0.5 million which is to be recognized over the term of the Biologix agreement. We may be entitled to additional fees upon regulatory milestones. In the period ended December 31, 2023, we recorded $0.1 million of Collaboration revenue and Cost of collaboration revenue of less than $0.1 million related to the Biologix Agreement. There was a total Contract liability of $0.4 million at December 31, 2023. As the Biologix Agreement was entered into in May 2023, there was no Contract liability at December 31, 2022.

12. Commitments and Contingencies

Employee Benefit Plan

We maintain a Section 401(k) retirement plan for all employees. The plan allows employees to make contributions up to a specified percentage of their compensation, subject to maximum amounts allowed under law, and we contribute 3% of compensation to each employee’s 401(k) retirement account. We contributed $1.1 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. We also can make discretionary profit sharing contributions, which would vest over a period of four years from each employee’s commencement of employment with us. We have not made any discretionary contributions.

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

ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. We recorded ZTALMY net Product revenue of $19.6 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We paid royalty fees to Purdue in connection with the net product sales of ZTALMY in the years ended December 31, 2023 and 2022. These fees were recorded as Cost of product revenue.

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

In March 2022, we entered into an exclusive patent license agreement (License Agreement) with Ovid Therapeutics Inc. (Ovid). Under the License Agreement, we have an exclusive, non-transferable (except as provided in the License Agreement), royalty-bearing, sublicensable license under certain of Ovid’s patent(s) and patent applications to develop, make, have made, commercialize, promote, distribute, sell, offer for sale and import, ganaxolone, including any analogues or derivatives, including its salts, and pharmaceutical formulations of the foregoing (Licensed Products), in the U.S., the member states of the EU, Iceland, Lichtenstein, Norway, the United Kingdom, and Switzerland (Territory) for the treatment of CDD in humans (Field). Under the License Agreement, we have the sole right and responsibility for, and control over, all development, manufacturing, and commercialization activities, including all regulatory activities, with respect to the Licensed Products in the Field in the Territory. In addition, all regulatory

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approvals and related filings with respect to the Licensed Products in the Field in the Territory will be in the name of, and be owned solely by, us. We were required, at Ovid’s option exercisable in accordance with the License Agreement, to (i) pay to Ovid the sum of $1.5 million in cash; or (ii) issue to Ovid 123,255 shares of our common stock, which option to obtain shares of our common stock was exercisable within the five-business day period following the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 on March 24, 2022. On March 29, 2022, we issued 123,255 shares of our common stock to Ovid, per Ovid’s option in accordance with the License Agreement. As such, we recorded $1.2 million of IP license fee expenses related to the Ovid License Agreement in the year ended December 31, 2022. The License Agreement also provides for payment of royalties by us to Ovid in the low single digits on net sales by us, our affiliates and sublicensees, of Licensed Products in the Field in the Territory. Such royalties are subject to reduction in the event of generic competition in accordance with the License Agreement. We may terminate the License Agreement at any time without cause on thirty days’ prior written notice. Either party may terminate the License Agreement for the other party’s material breach or insolvency subject to certain cure periods. Also, Ovid had the right to terminate the License Agreement if there has not been a first commercial sale of any Licensed Products in the Field in the Territory on or before June 30, 2025. In the event of termination, all licenses granted under the License Agreement will terminate.

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

As consideration for this license, we paid an upfront fee and are required to make additional payments in the future upon achievement of various specified clinical and regulatory milestones. We will also be required to pay royalties to CyDex on sales of ganaxolone, if successfully developed, in the low-to-mid single digits based on levels of annual net sales. As of March 5, 2024, we have achieved one milestone under the License Agreement, which occurred and was paid in the first quarter of 2021. If approved, a second milestone will be due upon approval of an NDA by the FDA for our IV formulation of ganaxolone. Certain patents relating to Captisol®, including some that were licensed to us by CyDex, have expired, while other patents that are licensed to us remain in force.

Under the terms of the Supply Agreement, we are required to purchase all of our requirements for Captisol with respect to ganaxolone from CyDex, and CyDex is required to supply us with Captisol for such purposes, subject to certain limitations.

13. (Loss) Gain from Sale of Priority Review Voucher (PRV)

On July 13, 2022, we entered into an asset purchase agreement (Purchase Agreement) with Novo Nordisk Inc. (Buyer), pursuant to which we agreed to sell our Priority Review Voucher (PRV) to Buyer. The United States Secretary of Health and Human Services, FDA, issued the PRV to us on March 18, 2022 in connection with the approval of the use of ZTALMY. Pursuant to the Purchase Agreement, Buyer agreed to pay us $110.0 million, payable in cash, upon the closing of the transaction which occurred in the third quarter of 2022. We recorded a one-time net gain from the sale of the PRV in the year ended December 31, 2022.

In August 2022, we received a letter from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. We responded to Purdue that we did not agree with their claim. In February 2024, following discussions with Purdue, we agreed to pay Purdue $4 million in respect of its claim. As of December 31, 2023, we have accrued a liability of $4.0 million, which will be paid to Purdue in two equal

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

installments, the first on or before March 15, 2024, and the second on or before June 15, 2024. We recorded a one-time net loss of $4.0 million in the year ended December 31, 2023 related to this payment owed to Purdue in connection with the sale of the PRV.

14. Income Taxes

Income tax (benefit) expense by jurisdiction as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current
U.S. State	$(1,538)	2,445
Foreign	—	944
Total current	(1,538)	3,389
Deferred	—	—
(Benefit) provision for income taxes	$(1,538)	$3,389

Loss before income taxes is allocated as follows (in thousands):

	Year Ended December 31,
	2023	2022
U.S. operations	$142,943	$16,427
Foreign operations	—	—
Loss before income taxes	$142,943	$16,427

As of December 31, 2023 and 2022, we had approximately $292.2 million and $233.5 million respectively, of net operating loss (NOL) carry forwards available to offset future federal taxable income, $81.1 million of which will expire beginning in 2029, and the remaining amount can be carried forward indefinitely. As of December 31, 2023 and 2022, we had approximately $240.1 million and $204.6 million, respectively, of NOL carry forwards available to offset future state taxable income that will expire beginning in 2025. As of December 31, 2023, we also have federal research and development credit carryovers of approximately $39.2 million and state credit carryovers of approximately $0.4 million, which expire beginning in 2026.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards are subject to an annual limitation due to certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This limits the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. In addition, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2023	2022
Gross deferred tax assets:
Net operating loss carryforwards	$72,792	$58,056
Accrued expenses	1,754	124
Amortization of intangible	468	454
Stock‑based compensation	8,741	8,091
Research and development and other credits and other carryforwards	39,588	30,627
Lease liability	345	440
Capitalized research and development expenses	37,643	22,382
Royalty/ deferred revenue	4,298	3,781
Capital loss	74	94
Interest carryforward	2,152	—
Other	152	64
Total gross deferred tax assets	$168,007	$124,113
Gross deferred tax liabilities:
ROU asset	(237)	(291)
Depreciation	(458)	(224)
Unrealized income	(209)	(192)
Total gross deferred tax liabilities	(904)	(707)
Net deferred tax assets	167,103	123,406
Less: valuation allowance	(167,103)	(123,406)
Net deferred tax assets after valuation allowance	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2023 and 2022. The valuation allowance increased by $43.7 million and $7.7 million during the years ended December 31, 2023 and 2022, respectively. The increase for the year ended December 31, 2023 was due primarily to our increase in research and development credits and capitalized research and development expenses, as well as our net operating losses. The increase for the year ended December 31, 2022 was due primarily to our increase in research and development credits and capitalized research and development expenses, partially offset by a decrease in net operating losses.

We did not have unrecognized tax benefits as of December 31, 2023 and 2022, and do not expect this to change significantly over the next twelve months. We recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Accrued interest and penalties, where appropriate, are recorded in income tax expense. We did not have uncertain tax positions as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, we had not accrued interest or penalties related to any uncertain tax positions.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Cuts and Jobs Act passed in 2017 included a provision which would require taxpayers to capitalize and amortize U.S.-based research & experimentation (R&E) expenses over a period of five years and non-U.S. R&E expenses over 15 years effective for tax years beginning after December 31, 2021 pursuant to Internal Revenue Code Section 174. We did not have a federal or state income tax liability for the year ended December 31, 2023 and the income tax benefit of $1.5 million is a result of return to accrual adjustments from the filing of the 2022 state tax returns. As a result of the capitalization of R&E expenses, income generated from the sale of the PRV, and limitations related to the utilization of state net operating losses, we had income tax expense of $2.4 million for the year ended December 31, 2022 attributable to state income taxes. We did not have a federal income tax liability for the year ended December 31, 2022 due to the utilization of our NOLs after taking into account Internal Revenue Code Section 382 limitations related to changes in ownership. Also included in our income tax expense for the year ended December 31, 2022 was $0.9 million of China withholding tax incurred in connection with the Tenacia Collaboration Agreement.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2023	2022
Federal income tax expense at statutory rate	21.0%	21.0%
Permanent items	(0.4)	(2.6)
State income tax, net of federal benefit	4.1	(9.0)
R&D tax credits	6.3	88.1
Change in state apportionment	2.5	(59.5)
Foreign withholding tax	—	(5.7)
Change in valuation allowance	(30.6)	(47.0)
Other	(1.8)	(5.9)
Effective income tax rate	1.1%	(20.6)%

For all years through December 31, 2023, we generated research and development credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

We file income tax returns in the U.S. and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 through December 31, 2022. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.