Form 10-Q
period 2024-03-31
MARINUS PHARMACEUTICALS, INC.
filed 2024-05-08
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 3, 2024, was: 54,933,774.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$104,253	$120,572
Short-term investments	9,000	29,716
Accounts receivable, net	3,513	3,799
Inventory	5,783	2,413
Prepaid expenses and other current assets	8,727	8,746
Total current assets	131,276	165,246
Property and equipment, net	3,735	3,843
Other assets	2,339	1,819
Total assets	$137,350	$170,908
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,125	$4,003
Current portion of notes payable	15,401	11,551
Current portion of revenue interest financing payable	2,511	2,211
Accrued expenses	18,721	22,859
Total current liabilities	42,758	40,624
Notes payable, net of deferred financing costs	58,072	61,423
Revenue interest financing payable, net of deferred financing costs	34,642	33,766
Contract liabilities, net	17,730	17,545
Other long-term liabilities	582	785
Total liabilities	153,784	154,143
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 54,938,349 issued and 54,931,042 outstanding at March 31, 2024 and 54,585,428 issued and 54,578,121 outstanding at December 31, 2023	55	55
Additional paid-in capital	594,106	588,656
Treasury stock at cost, 7,307 shares at March 31, 2024 and December 31, 2023	—	—
Accumulated other comprehensive loss	—	(20)
Accumulated deficit	(610,595)	(571,926)
Total stockholders’ (deficit) equity	(16,434)	16,765
Total liabilities and stockholders’ (deficit) equity	$137,350	$170,908

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue:
Product revenue, net	$7,509	$3,332
Federal contract revenue	152	7,048
Collaboration revenue	18	—
Total revenue	7,679	10,380

Expenses:
Research and development	24,118	27,933
Selling, general and administrative	18,626	15,204
Cost of product revenue	756	206
Total expenses	43,500	43,343
Loss from operations	(35,821)	(32,963)
Interest income	1,462	2,343
Interest expense	(4,346)	(4,147)
Other income, net	36	37
Net loss applicable to common shareholders	$(38,669)	$(34,730)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.68)	$(0.67)
Basic and diluted weighted average shares outstanding	56,851,811	51,769,685
Other comprehensive income:
Unrealized gain on available-for-sale securities	20	74
Total comprehensive loss	$(38,649)	$(34,656)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(38,669)	$(34,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	157
Amortization of debt issuance costs	609	480
Accretion of revenue interest financing debt, net of cash paid	1,065	1,440
Amortization of discount on short-term investments	(149)	(228)
Stock-based compensation expense	5,193	3,741
Amortization of net contract asset/liability	(337)	(413)
Noncash lease expense	47	53
Noncash lease liability	224	96
Write off of fixed assets	—	62
Changes in operating assets and liabilities:
Net contract asset/liability	522	544
Prepaid expenses and other current assets, non-current assets, inventory and accounts receivable	(3,833)	(8,963)
Accounts payable and accrued expenses	(2,264)	(3,717)
Net cash used in operating activities	(37,461)	(41,478)
Cash flows from investing activities
Maturities of short-term investments	20,885	—
Purchases of short-term investments	—	(51,995)
Net cash provided by (used in) investing activities	20,885	(51,995)
Cash flows from financing activities
Proceeds from exercise of stock options	257	—
Other cash flows from financing activities	—	(174)
Net cash provided by (used in) financing activities	257	(174)
Net decrease in cash and cash equivalents	(16,319)	(93,647)
Cash and cash equivalents—beginning of period	120,572	240,551
Cash and cash equivalents—end of period	$104,253	$146,904
Supplemental disclosure of cash flow information
Unrealized gain on short-term investments	$20	$74
Cash paid for interest during the period	$2,671	$2,156

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(in thousands)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit) Equity
Balance, December 31, 2022	4,300	$4,043	49,642,767	$50	$542,428	7,307	$—	$—	$(430,521)	$116,000
Stock-based compensation expense	—	—	—	—	3,741	—	—	—	—	3,741
Net issuance of common stock in connection with the vesting of restricted stock	—	—	22,350	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	74	—	74
Net Loss	—	—	—	—	—	—	—	—	(34,730)	(34,730)
Balance, March 31, 2023	4,300	$4,043	49,665,117	$50	$546,169	7,307	$—	74	$(465,251)	$85,085

Balance, December 31, 2023	—	$—	54,578,121	$55	$588,656	7,307	$—	$(20)	$(571,926)	$16,765
Stock-based compensation expense	—	—	—	—	5,193	—	—	—	—	5,193
Exercise of stock options	—	—	57,665	—	257	—	—	—	—	257
Net issuance of common stock in connection with the vesting of restricted stock	—	—	295,256	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	(38,669)	(38,669)
Balance, March 31, 2024	—	$—	54,931,042	$55	$594,106	7,307	$—	$—	$(610,595)	$(16,434)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus (SE). On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We have an exclusive collaboration agreement with Orion Corporation (Orion) for European commercialization of ganaxolone for ZTALMY. Orion is preparing for commercial launches of ZTALMY in select European countries in 2024.

We are also developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of Refractory Status Epilepticus (RSE). SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having Established Status Epilepticus (ESE) and those who then progress to and subsequently fail at least one second-line antiepileptic drug are classified as having RSE.

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

Liquidity

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses. We incurred a Net loss of $38.7 million for the three months ended March 31, 2024. There is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone (in indications other than CDD in the U.S.) will require significant additional financing. Our accumulated deficit as of March 31, 2024 was $610.6 million, and we expect to incur substantial losses in future periods.

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

Management’s operating plan, which underlies the analysis of our ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. We had Cash and cash equivalents and Short-term investments of $113.3 million as of March 31, 2024. We believe that such amount is not sufficient to fund our operations for the one-year period after the date these financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern through the one-year period from the date these financial statements are issued. Cost reduction activities are being implemented, with expected impact beginning in the second quarter of 2024. Management’s plans that are intended to further mitigate this risk include securing additional funding in the future from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial or strategic transactions or other sources. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms acceptable to us. We have and will continue to evaluate alternatives to extend our operations beyond the one-year period after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Marinus Pharmaceuticals, Inc. (a Delaware corporation) as well as the accounts of Marinus Pharmaceuticals Emerald Limited (an Ireland company incorporated in February 2021), a wholly owned subsidiary requiring consolidation. Marinus Pharmaceuticals Emerald Limited serves as a corporate presence in the European Union for regulatory purposes. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the U.S. (GAAP) for annual financial statements. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 and accompanying notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.

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

Trade Discounts and Allowances. We provide contractual discounts, including incentive prompt payment discounts and chargebacks. Each of these potential discounts is recorded as a reduction of ZTALMY revenue and Accounts receivable in the period in which the related ZTALMY revenue is recognized. We estimate the amount of variable consideration for all discounts and allowances using the expected value method.

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

Federal Contract Revenue

We recognize Federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred, and receivables associated with this revenue are included within Accounts receivable, net on our interim consolidated balance sheets. This revenue is not within the scope of ASC 606 – Revenue from contracts with customers.

Short-term Investments

We classify our Short-term investments as available-for-sale securities, which include U.S. government agency debt securities and U.S. treasury debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in Other comprehensive loss and Accumulated other comprehensive income (loss) within stockholders’ equity. All of our investments were short-term in nature as of March 31, 2024.

Accounts Receivable, net

Net trade receivables related to ZTALMY sales, which are recorded in Accounts receivable, net on the consolidated balance sheets, were approximately $2.8 million and $2.6 million as of March 31, 2024 and December 31, 2023, respectively. As of both March 31, 2024 and December 31, 2023, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on our assessment of the credit worthiness and financial condition of our customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. We have three customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents approximately 99% of our ZTALMY revenue to date. Payment terms for Orsini are 30 days from the shipment date.

Excluding net trade receivables, Accounts receivable, net represents amounts due to us under the BARDA contract for valid expenditures expected to be reimbursed to us under the terms of the BARDA contract and current amounts due to us from Orion Corporation (Orion) under the collaboration agreement (Note 12).

Inventory

Inventories are recorded using actual costs and may consist of raw materials (ganaxolone API), work in process and finished goods. We began capitalizing Inventory related to ZTALMY subsequent to the March 2022 FDA approval of ZTALMY, as the related costs were expected to be recoverable through the commercialization and subsequent sale of ZTALMY. Prior to FDA approval of ZTALMY, costs estimated at approximately $2 million for commercially saleable product and materials were incurred and included in Research and development expenses. As a result, Cost of product revenues related to ZTALMY initially reflected a lower average per unit cost of materials, and will continue to reflect a lower average per unit cost of materials through the second quarter of 2024, as previously expensed inventory is utilized for commercial production and sold to customers.

Debt Issuance Costs

Debt issuance costs incurred in connection with Note payable (Note 10) and Revenue interest financing payable (Note 11) are amortized to Interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization, are deducted from the carrying value of the related debt.

Contract Liabilities, net

When consideration is received, or such consideration is unconditionally due, from a customer prior to completing our performance obligation to the customer under the terms of a contract, a Contract liability is recorded. Contract liabilities expected to be recognized as revenue or a reduction of expense within the 12 months following the balance sheet date are classified as Current liabilities. Contract liabilities not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Long-term liabilities. In accordance with ASC 210-20, our Contract liabilities were partially offset by our Contract assets at March 31, 2024, as further discussed in Note 12.

Liability Related to Revenue Interest Financing and Non-Cash Interest Expense

In October 2022, we recognized a liability related to the Revenue Interest Financing Agreement with Sagard Healthcare Royalty Partners, LP (Sagard) under ASC 470-10 Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by us from Sagard pursuant to the terms of the Revenue Interest Financing Agreement were recorded as a liability and will be accreted under the effective interest method upon the estimated amount of future royalty payments to be made pursuant to the Revenue Interest Financing Agreement. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future product revenue to be generated over the life of the Revenue Interest Financing Agreement, and a significant increase or decrease in these estimates could materially impact the liability balance and the related Interest expense. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. The liability related to the Revenue Interest Financing Agreement with Sagard is further discussed in Note 11.

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

3. Cash, Cash Equivalents and Short-Term Investments

As of March 31, 2024, our Cash and cash equivalents included $1.4 million of cash accounts in banking institutions and $102.9 million in money market funds. As of December 31, 2023, our Cash and cash equivalents included $1.3 million of cash accounts in banking institutions and $119.3 million in money market funds. Our Cash and cash equivalents are maintained in federally insured financial institutions in excess of the federally insured limit. Included in Other assets at March 31, 2024 and December 31, 2023 was $0.1 million and $0.2 million, respectively, of accrued interest receivable related to our Short-term investments.

The following table provides details regarding our portfolio of Short-term investments (in thousands) as of March 31, 2024 and December 31, 2023:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2024
U.S. Treasury securities	$9,000	$155	$(155)	$9,000
Total	$9,000	$155	$(155)	$9,000

December 31, 2023
U.S. Treasury securities	$26,852	$138	$(155)	$26,835
U.S. Government Agency securities	2,884	31	(34)	2,881
Total	$29,736	$169	$(189)	$29,716

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of March 31, 2024 and December 31, 2023, all of our financial assets and liabilities were classified as Level 1 or Level 2 valuations.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets
Cash	$1,420	$—	$—	$1,420
Money market funds (cash equivalents)	102,833	—	—	102,833
U.S. Treasury securities	—	9,000	—	9,000
Total assets	$104,253	$9,000	$—	$113,253
December 31, 2023
Assets
Cash	$1,255	$—	$—	$1,255
Money market funds (cash equivalents)	119,317	—	—	119,317
U.S. Treasury securities	—	26,835	—	26,835
Agency securities	—	2,881	—	2,881
Total assets	$120,572	$29,716	$—	$150,288

5. Inventory

Inventories are stated at actual costs and consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$3,600	$436
Work in process	1,591	1,075
Finished goods	592	902
Total Inventories	$5,783	$2,413

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and related costs	$2,830	$7,746
Clinical trials and drug development	5,694	4,701
Accrued license agreement payment	2,000	4,000
Professional fees	1,669	1,236
Selling and commercial liabilities	4,502	3,901
Short-term lease liabilities	1,306	774
Other	720	501
Total accrued expenses	$18,721	$22,859

7. Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing Net loss attributable to common stockholders by the Weighted average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options and unvested restricted stock, which would result in the issuance of incremental shares of common stock. In computing the Basic and diluted net loss per share applicable to common stockholders, the Weighted average number of shares remains the same for both calculations due to the fact that when a Net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 8.

The pre-funded warrants to purchase common stock issued in connection with the November 2022 offering are included in the calculation of Basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and is virtually assured. The pre-funded warrants are more fully described in Note 8.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Convertible preferred stock	—	860,000
Restricted stock awards and restricted stock units	2,293,878	1,542,115
Stock options	8,671,041	7,143,397
	10,964,919	9,545,512

8. Stockholders’ Equity

In 2005, we adopted the 2005 Stock Option and Incentive Plan (2005 Plan) that authorizes us to grant stock options, restricted stock and other equity-based awards. As of March 31, 2024, no options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2005 Plan. No additional shares are available for issuance under the 2005 Plan. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors.

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of March 31, 2024, 6,389,758 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and 260,569 shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions are determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2024, the shares of common stock available for future grants under the 2014 Plan was increased to 3,090,220.

Stock Options

There were 8,671,041 stock options outstanding as of March 31, 2024 at a weighted average exercise price of $9.69 per share, including 2,281,283 stock options outstanding outside of the 2014 Plan, granted as inducements to new employees. During the three months ended March 31, 2024, 1,617,094 options were granted to employees and directors at a weighted average exercise price of $9.76 per share. Of the options granted, 1,540,519 options were granted pursuant to the 2014 Plan and 76,575 were granted outside of the 2014 Plan as inducements for new employees.

Restricted Stock and Restricted Stock Units

All issued and outstanding restricted shares of common stock are time-based, and become vested within two years of the grant date, pursuant to the 2014 Plan. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock is measured based on the fair value using the closing market price of our common stock on the date of the grant. As of March 31, 2024, we did not have any restricted shares of common stock outstanding.

During the three months ended March 31, 2024, we granted 1,350,244 restricted stock units, which generally vest within three years of the grant date, pursuant to the 2014 Plan. As of March 31, 2024, we had 2,293,878 restricted stock units outstanding.

Total compensation cost recognized for all stock options, restricted stock awards and restricted stock units in the statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$1,832	$1,342
Selling, general and administrative	3,361	2,399
Total	$5,193	$3,741

Preferred Stock

As of March 31, 2024 all shares of our Series A Convertible Preferred Stock (Preferred Stock) had been converted and none remained outstanding. In the three months ended March 31, 2023, 4,300 shares of our Preferred stock remained outstanding, convertible into 860,000 shares of our common stock. In the three months ended March 31, 2023, there were no conversions of shares of our Preferred Stock into shares of our common stock.

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

Sales Pursuant to Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended EDA), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a maximum aggregate offering price. The Amended EDA was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended EDA. Subject to the terms and conditions of the Amended EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. We did not sell any shares of our common stock during the three months ended March 31, 2024 and March 31, 2023 under the EDA.

9. Leases

We have entered into one operating lease for real estate and several operating leases for clinical site equipment. Our real estate operating lease has a term of 78 months, and includes renewal terms which can extend the lease term by 60 months, which we include in the lease term when it is reasonably certain that we will exercise the option. As of March 31, 2024, our operating lease had a remaining lease term of 18 months. Our operating leases for clinical site equipment each have a term of 18 months and include renewal terms that can extend the lease terms monthly at the end of each applicable term. As of March 31, 2024, our operating leases for clinical site equipment had an average remaining term of 14 months. The right-of-use (ROU) assets are included in Other assets on our interim consolidated balance sheets as of March 31, 2024 and December 31, 2023, and represent our right to use the underlying assets for the applicable lease terms. Our obligations to make lease payments are included in both Accrued expenses and Other long-term liabilities on our interim consolidated balance sheets as of March 31, 2024 and December 31, 2023. The ROU assets were initially measured at cost, which comprise the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The ROU assets are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of March 31, 2024 and December 31, 2023, ROU assets were $1.5 million and $1.0 million, respectively, and operating lease liabilities were $1.9 million and $1.4 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2024 and 2023, we recognized $0.3 million and $0.1 million, respectively, in total lease costs, of which less than $0.1 million related to short-term operating leases for each period.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of March 31, 2024 and December 31, 2023, we have not recognized any impairment losses for our ROU assets.

Maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands):

Remainder of 2024	$1,073
2025	955
2,028
Less: imputed interest	(140)
Total lease liabilities	$1,888

Current operating lease liabilities	$1,306
Non-current operating lease liabilities	582
Total lease liabilities	$1,888

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

In addition to the minimum liquidity covenant, we are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of March 31, 2024, we were in compliance with all covenants.

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

For the three months ended March 31, 2024, we recognized interest expense of $2.7 million, of which $2.2 million was interest on the Term Loans and $0.5 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of March 31, 2024 (in thousands):

Gross proceeds	$75,000
Contractual exit fee	2,003
Unamortized debt discount and issuance costs	(3,530)
Total note payable	$73,473

Current portion of note payable	15,401
Non-current portion of note payable	58,072
Total note payable	$73,473

The aggregate maturities of Notes payable as of March 31, 2024 are as follows (in thousands):

Remainder of 2024	$11,250
2025	15,000
2026	48,750
Total	$75,000

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

In connection with the Revenue Interest Financing Agreement, on the Closing Date, we entered into the Credit Agreement Amendment with Oaktree which is fully described in Note 10.

Issuance costs pursuant to the Revenue Interest Financing Agreement consisted primarily of advisory and legal fees and totaled $2.6 million. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the three months ended March 31, 2024, we estimated an effective annual interest rate of approximately 18%. Over the course of the Revenue Interest Financing Agreement, the actual interest rate will be affected by the amount and timing of net ZTALMY revenue recognized and changes in the timing of forecasted net ZTALMY revenue. On a quarterly basis, we reassess the expected timing of the net ZTALMY revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table summarizes the activity of the Revenue Interest Financing Agreement for the three months ended March 31, 2023 and March 31, 2024 (in thousands):

For the three months ended March 31, 2023
Revenue Interest Financing Balance at December 31, 2022	$30,877
Non-cash interest expense in the three months ended March 31, 2023	1,440
Amortization of debt discount in the three months ended March 31, 2023	71
Payments made in the three months ended March 31, 2023	(174)
Revenue Interest Financing Balance at March 31, 2023	$32,214

Current portion of revenue interest financing liability	1,321
Long-term portion of revenue interest financing liability	30,893
Revenue Interest Financing Balance at March 31, 2023	$32,214

For the three months ended March 31, 2024
Revenue Interest Financing Balance at December 31, 2023	$35,977
Non-cash interest expense in the three months ended March 31, 2024	1,556
Amortization of debt discount in the three months ended March 31, 2024	111
Payments made in the three months ended March 31, 2024	(491)
Revenue Interest Financing Balance at March 31, 2024	$37,153

Current portion of revenue interest financing liability	$2,511
Long-term portion of revenue interest financing liability	34,642
Revenue Interest Financing Balance at March 31, 2024	$37,153

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

As of December 31, 2023, there was a total contract liability of $13.7 million and a total contract asset of $2.9 million. In accordance with ASC 210-20, the contract liability was offset by the contract asset related to the reimbursement of research and development costs, which resulted in a net contract liability of $10.8 million as of December 31, 2023.

Transaction Price and Net Contract Liability as of December 31, 2023:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of December 31, 2023	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	2,511	4,206
Supply of Licensed Product	9,503	-	9,503
	$37,880	$24,171	$13,709

Less Total Contract Asset			2,912
Net Contract Liability			$10,797

During the three months ended March 31, 2024, we amortized $0.3 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total contract liability of $13.4 million as of March 31, 2024. In accordance with ASC 210-20, the contract liability of $13.4 million is offset by the contract asset of $2.4 million related to the reimbursement of research and development costs, resulting in a net contract liability of $11.0 million as of March 31, 2024.

Transaction Price and Net Contract Liability as of March 31, 2024:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of March, 2024	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	2,848	3,869
Supply of Licensed Product	9,503	-	9,503
	$37,880	$24,508	$13,372

Less Total Contract Asset			2,372
Net Contract Liability			$11,000

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

There was no activity during each of the three months ended March 31, 2024 and 2023. The cumulative collaboration revenue recognized as of March 31, 2024 and December 31, 2023 is $3.0 million, which was the $3.0 million transaction price associated with the License as revenue at contract inception. No license revenue was recorded during each of the three months ended March 31, 2024 and 2023. There was a total contract liability of $7.0 million as of both March 31, 2024 and December 31, 2023. In accordance with ASC 210-20, the contract liability of $7.0 million is offset by a contract asset of $0.7 million, resulting in a net contract liability of $6.3 million as of both March 31, 2024 and December 31, 2023.

Transaction Price and Net Contract Liability as of March 31, 2024 and December 31, 2023:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of March 31, 2024 and December 31, 2023	Liability
License	$2,998	$2,998	$-
Supply of Licensed Product	7,002	-	7,002
	$10,000	$2,998	$7,002

Less Total Contract Asset			700
Net Contract Liability			$6,302

We incurred $1.0 million of incremental costs in obtaining the Tenacia Collaboration Agreement. These contract acquisition costs were allocated consistent with the transaction price, resulting in $0.1 million of expense recorded to Selling, general and administrative expense and $0.2 million recorded to Cost of collaboration revenue, commensurate with the recognition of the License performance obligation, and $0.7 million recorded as capitalized contract costs, which will be amortized as Supply of License Product obligations are met.

Biologix Distribution and Supply Agreement

In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to Biologix on terms set forth in the respective agreements in exchange for a negotiated purchase price for the products. Upon execution of the Biologix Agreement, we received an upfront payment of $0.5 million which is to be recognized over the term of the Biologix Agreement. We may be entitled to additional fees upon regulatory milestones. In the three months ended March 31, 2024, we recorded less than $0.1 million of Collaboration revenue related to the Biologix Agreement. There was a total Contract liability of $0.4 million at March 31, 2024. As the Biologix Agreement was entered into in May 2023, there was no contract liability at March 31, 2023.

13. Subsequent Events

On April 15, 2024, we announced that the independent Data Monitoring Committee (DMC) completed its review of the interim analysis of the RAISE trial. The trial did not meet the pre-defined interim analysis stopping criteria on the co-primary endpoints, and the DMC recommendation was that the RAISE trial may continue without modification. We have decided to complete enrollment in the RAISE trial at 100 patients with top-line results expected in the summer of 2024.

Cost reduction activities are being implemented with expected impact beginning in the second quarter of 2024. On April 30, 2024, we implemented a reduction-in-force (RIF) which impacted approximately 20% of our workforce.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans to continue to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 Deficiency Disorder (CDD) in the U.S.;
●	our expectations about the results from the RAISE trial and the top-line data from such trial;
●	our expectations that our cost reduction activities being implemented, with expected impact beginning in the second quarter of 2024, will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the first quarter of 2025;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) and the European Commission (EC) for ganaxolone;
●	our expectations regarding the commercialization of ganaxolone in the European Union (EU), including the timing thereof;
●	the potential benefits of ganaxolone in indications other than CDD, and our ability to develop ganaxolone for additional indications, including Refractory Status Epilepticus (RSE), Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals and the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;

●	our ability to maintain marketing approval for ganaxolone for CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;
●	our expectations regarding our collaborations with Orion Corporation (Orion), Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia) and Biologix FZCo (Biologix), including the expected amounts and timings of milestone, royalty and other payments, including research and development reimbursement, if applicable, pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits and contractual requirements derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone for CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our ability to create and maintain an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the pricing and the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the possibility that third parties, such as Ovid Therapeutics, Inc. (Ovid), may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business;
●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our ability to, among other actions, secure additional financing or strategic transactions and continue as a going concern;

●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the industry in which we operate and trends which may affect the industry or us.

You should refer to Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I Item 1A. Risk Factors of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2024 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim consolidated financial statements and related notes thereto, which are included in this Quarterly Report on Form 10-Q; and (ii) our annual consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus (SE). On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We have an exclusive collaboration agreement with Orion Corporation (Orion) for European commercialization of ganaxolone for ZTALMY. Orion is preparing for commercial launches of ZTALMY in select European countries in 2024.

We are also developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC), and for the treatment of Refractory Status Epilepticus (RSE). SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having Established Status Epilepticus (ESE) and those who then progress to and subsequently fail at least one second-line antiepileptic drug are classified as having RSE.

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

Our Products and Product Candidates

ZTALMY® (ganaxolone) oral suspension CV

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD-associated seizures. ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. We recorded ZTALMY net product revenue of $7.5 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively. On July 28, 2023, the EC granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. With the EC marketing authorization granted for ZTALMY, Orion, our commercialization partner for ZTALMY in Europe, announced it has begun preparations for the launch of ZTALMY, including engaging in the required processes for obtaining pricing and reimbursement approval in the various European countries. The pricing and reimbursement process can be time-consuming and may delay Orion’s commercial launch of ZTALMY in one or more European countries.

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

In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDD. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees. In July 2020, the FDA granted Rare Pediatric Disease Designation (RPD Designation) for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. Upon FDA approval of ZTALMY for CDD in March 2022, the FDA awarded us a Rare Pediatric Disease Priority Review Voucher (PRV), which we monetized in August 2022 for $110.0 million in cash. In August 2022, we received a letter from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. We responded to Purdue that we did not agree with their claim. In February 2024, following discussions with Purdue, we agreed to pay Purdue $4 million in respect of its claim. The first $2 million installment was paid to Purdue in March 2024, and the second $2 million installment will be paid on or before June 15, 2024.

In November 2019, the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) granted orphan drug designation for ganaxolone for the treatment of CDD. Prior to the grant of the marketing authorization, the COMP was required to determine whether the orphan drug designation criteria were still met. On May 26, 2023, the COMP provided a positive opinion to maintain the orphan drug designation for ganaxolone for CDD in the EU.

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

In August 2021, we announced top-line data from our open-label Phase 2 trial evaluating the safety and efficacy of adjunctive oral ganaxolone in 23 patients with TSC-associated seizures. The trial enrolled 23 patients ages 2 to 32, who entered a four-week baseline period followed by a 12-week treatment period, during which they received up to 600 mg of ganaxolone (oral liquid suspension) three times a day. Patients who completed the initial 12-week treatment period were able to continue ganaxolone during an extension phase of the trial. The primary endpoint was the percent change in 28-day TSC-associated seizure frequency during the 12-week treatment period relative to the four-week baseline period. Secondary outcome measures included the percentage of patients experiencing a greater than or equal to 50% reduction in 28-day TSC-associated seizure frequency through the end of the 12-week treatment period compared to the 4-week baseline period.

The primary endpoint showed a median 16.6% reduction in 28-day frequency of TSC-associated seizures relative to the four-week baseline period. A secondary endpoint showed that the proportion of patients that achieved at least a 50% seizure reduction was 30.4%. During the trial, patients with focal seizures (n=19) showed a median 25.2% reduction in focal seizure frequency. Ganaxolone was generally well-tolerated with somnolence reported as the most common AE. In addition, one serious adverse event (SAE) of worsening seizures occurred, which was assessed by the investigator as treatment related. Four patients discontinued the trial due to AEs. Based on the reports of somnolence from the Phase 2 TSC trial, a revised titration schedule has been implemented in the Phase 3 TSC trial designed to improve tolerability while titrating to effective therapeutic ganaxolone levels. To date, there is a less than 7% discontinuation rate in the overall blinded study population in the Phase 3 TSC trial.

In response to our request for an end-of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC, and with the FDA approval of CDD, that a single trial could serve as necessary support for regulatory approval of TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, the EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses from the EMA, like those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the U.S. and Europe in the first quarter of 2022, we are actively enrolling patients in this global Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone in approximately 128 patients with TSC-related seizures. Based on the sample size of 128 trial participants, the trial provides 90% power to detect a 25% difference in seizure reductions between ganaxolone and placebo. The trial has 93 sites activated, including several TSC centers of excellence, predominantly in the U.S., Western Europe, Canada, Australia, China and Israel. The primary endpoint is percent change in 28-day frequency of TSC-associated seizures, and we plan to announce top-line data in the fourth quarter of 2024.

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

In January 2021, we enrolled the first patient in the Phase 3 RAISE trial, a randomized, double-blind, placebo-controlled trial in patients with RSE, who have failed two or more antiseizure medications. The RAISE trial has approximately 70 trial sites, primarily in the U.S. and Canada. It is designed to enroll approximately 124 patients who will be randomized to receive ganaxolone or placebo added to standard of care. We reached alignment with the FDA on a protocol amendment, including a proposal for an interim analysis when two-thirds of the patients (approximately 82) have completed assessment of the primary and key secondary trial endpoints. The enrollment target for the interim analysis was completed in the first quarter of 2024. On April 15, 2024, we announced that the independent Data Monitoring Committee (DMC) completed its review of the interim analysis. The trial did not meet the pre-defined interim analysis stopping criteria on the co-primary endpoints, and the DMC recommendation was that the RAISE trial may continue without modification. We have decided to complete enrollment in the RAISE trial at 100 patients with top-line results expected in the summer of 2024. Those results will be used to determine whether to continue development of IV ganaxolone in RSE. We remain blinded to the RAISE trial data. The co-primary endpoints for the RAISE trial are (1) proportion of patients who experience SE cessation within 30 minutes without use of other IV antiseizure medications, and (2) proportion of patients without progression to IV anesthesia for 36 hours. In June 2022, we announced that we amended the protocol for the RAISE trial to expand eligibility criteria, including allowing patients previously treated with up to 18 hours of high-dose IV anesthesia to enroll. Previously, we had excluded patients treated with high-dose IV anesthetics for any duration.

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

We commenced a separate Phase 3 RSE trial to support an MAA in Europe (RAISE II trial) in 2023. We have decided to discontinue the RAISE II trial. We plan to assess top-line results from the RAISE trial which we expect in the summer of 2024. Future development of IV ganaxolone in RSE will be assessed following review of the RAISE trial top-line data.

We gained alignment on the RAISE II trial design at a meeting with the EMA in the first quarter of 2021. The RAISE II trial was designed as a double blind, placebo-controlled registration trial targeting enrollment of 70 patients who have failed first-line benzodiazepine treatment and at least one second-line IV AED. Under the protocol, patients would receive either ganaxolone or placebo, administered in combination with a standard-of-care second-line IV AED. The simultaneous administration of a standard-of-care AED with the trial drug was designed to provide data complementary to that from the RAISE trial. There are two additional key differences between the RAISE and RAISE II trials. First, unlike the RAISE trial, which specified progression to IV anesthesia as constituting treatment failure, any escalation of care – whether an additional second-line IV AED or an IV anesthetic – will fulfill criteria for treatment failure in RAISE II. This aligns more closely with the European standard of practice for RSE in which IV anesthesia is used less commonly than in the U.S. Second, the primary endpoint for the RAISE II trial is based on a responder analysis, with response defined as SE cessation within 30 minutes and no escalation of care within 36 hours, rather than the co-primary endpoints in the RAISE trial, which require statistical significance to be achieved independently on both the 30-minute and 36-hour outcomes. Analysis of the RAISE data is expected to inform future development of IV ganaxolone in refractory status epilepticus, including whether the RAISE II trial or a similar trial design would move forward.

In 2023, we discontinued the RESET trial, a Phase 2 trial evaluating ganaxolone for the treatment of ESE. We have focused our resources for IV ganaxolone on our RSE trials (i.e., completing the RAISE trial and accelerating enrollment in the RAISE II trial), as well as developing a proof-of-concept trial in SRSE. SRSE is a life-threatening neurological emergency with high morbidity and mortality, and we have provided ganaxolone to physicians who have requested it for SRSE treatment under emergency investigational new drug (eIND) applications. To date, 29 patients have been treated for SRSE with ganaxolone. Based on our observations of treatment outcomes in these patients and pending the results of the top-line RAISE trial data which are expected in the summer of 2024, we plan to submit a protocol to the FDA for an open-label, proof-of-concept trial of ganaxolone in approximately 20 patients with SRSE.

On September 7, 2021, the U.S. Patent and Trademark Office (USPTO) granted us a patent (US 11,110,100) on a method of treating SE which includes claims related to our clinical therapeutic regimen for the treatment of SE using IV ganaxolone. This issued patent expires in 2040. That patent is a member of a patent family we own that includes pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. The USPTO granted us a second patent for SE on June 20, 2023 (US 11,679,117) with new claims that cover therapeutic regiments in which high doses of ganaxolone are administered, which we believe is relevant for some patients, and strengthens our intellectual property portfolio for the treatment of SE, including SRSE, using ganaxolone.

In July 2022, the USPTO issued U.S. Patent No. 11,395,817 (Ovid ‘817 Patent) to Ovid Therapeutics, Inc. (Ovid) with claims that may encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of the Ovid ‘817 Patent with the USPTO Patent Trial and Appeal Board (PTAB). Our petition for PGR argues that the claims of the Ovid ‘817 Patent are unpatentable on multiple grounds. Ovid filed a preliminary response to our petition on June 20, 2023. In Ovid’s reply to our request for PGR, Ovid disclaimed claims 1-21, 23 and 24 of the Ovid ‘817 Patent, which has the effect of erasing these claims from the patent, irrespective of the outcome of the PGR. On August 17, 2023, the PTAB issued a decision granting institution of our petition seeking PGR of the Ovid ‘817 Patent. In instituting the PGR, the PTAB stated that it was more likely than not that we would be able to invalidate the remaining claims (22 and 25-31) of the Ovid ‘817 Patent during the proceeding. The decision to institute is not a final decision on the patentability of the claims. The final decision will be based on the full record developed during the proceeding. The PGR process is ongoing, oral arguments are scheduled for May 22, 2024, and a final decision is expected by August of 2024. If we prevail in the PGR, the Ovid ‘817 Patent will not be enforceable against us. If we do not prevail in the PGR proceeding, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to challenge the Ovid ‘817 Patent in court will be limited in certain respects.

On February 20, 2024, the USPTO issued U.S. Patent No. 11,903,930 (Ovid ‘930 Patent) to Ovid with claims that may encompass our product candidate for the treatment of SE. On March 5, 2024, the USPTO issued U.S. Patent No. 11,918,563 (Ovid ‘563 Patent) to Ovid with claims that may encompass our product candidate for the treatment of SE. We are evaluating the Ovid ‘930 Patent and the Ovid ‘563 Patent.

Ovid may file lawsuits against us alleging infringement of its patents. Any such proceedings, in the PTAB or courts, regardless of their outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and, while unlikely, we may be prohibited from marketing or selling ganaxolone for SE, including RSE, during such proceedings or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a U.S. commercial launch of ganaxolone for RSE based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). We may need to acquire or obtain a license to certain Ovid patents to market or sell ganaxolone for RSE in the U.S., which may not be available on commercially acceptable terms or at all. If we are not able to acquire the certain Ovid patents or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patents and such patents are determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or, although unlikely, we may be prevented from commercializing ganaxolone for RSE in the U.S. altogether, which would have a material adverse impact on our business.

The Ovid ‘817 Patent, the Ovid ‘930 Patent and the Ovid ‘563 Patent claims are limited to the use of ganaxolone in the treatment of SE and do not cover or impact our marketing and sales of ZTALMY for the treatment of seizures associated with CDD.

On March 24, 2024, Ovid filed an Inter Partes Review (IPR) challenge of our U.S. Patent 11,110,100 one of our patents for the use of ganaxolone in treating SE and RSE. We intend to file our preliminary response to the IPR by July

11, 2024. Following our response, the PTAB will have 3 months to determine whether or not to institute the Ovid IPR. If the PTAB institutes the IPR, it will not be a final decision on the patentability of the patent’s claims. If instituted, a final decision on the patentability of the claims would be issued by the PTAB in October 2025 after consideration of the full record developed during the proceeding. If we do not prevail in the IPR proceeding, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to obtain patent protection for use of IV ganaxolone in the treatment of SE or RSE may be limited. The inability to obtain meaningful patent protection for the use of IV ganaxolone in the treatment of SE or RSE could have a material adverse impact on our business.

Clinical Development in Lennox-Gastaut Syndrome (LGS), other epileptic encephalopathies, Prodrug Development and Second-generation Formulation

We plan to expand our investment in ZTALMY to explore its potential in the treatment of other rare epilepsies. Preliminary planning is underway for a clinical trial that would assess oral ganaxolone for the treatment of a broad range of epileptic encephalopathies, including LGS, targeted to begin in the first half of 2025, pending the top-line data results from our Trust TSC trial. LGS is a severe form of epilepsy that typically begins between one and eight years of age. Affected children have neurodevelopmental impairments and intractable seizures, including focal, atonic, tonic, generalized tonic-clonic and atypical absence seizures. In March 2023, the FDA granted orphan drug designation to ganaxolone for the treatment of LGS. This designation applies to the active moiety of ganaxolone and is not dependent on the formulation. Given the overlap in seizure types and etiologies with other disorders where ganaxolone has therapeutic potential, such as CDD and TSC, we believe that LGS represents a promising opportunity for ZTALMY, prodrug, or our second-generation ganaxolone formulation.

The development of ganaxolone prodrug compounds continues to advance with lead oral and IV candidates having been selected. We anticipate completion of IND-enabling studies for the oral prodrug in the first half of 2025, followed by IND filing and initiation of Phase 1 trials in 2025, pending the top-line data results from our Trust TSC trial.

Additionally, top-line data from a single ascending dose (SAD) Phase 1 trial in healthy volunteers utilizing the first candidate for a second generation formulation of ganaxolone demonstrated linear PK properties at doses of up to 1200 mg. Data from a subsequent phase 1 multiple ascending dose (MAD) trial also demonstrated linear kinetics through the range of doses assessed. Based on these results, we intend to apply extended-release technologies to the formulation, which could provide consistent exposure that maintains trough concentrations within the therapeutic range, minimizes peak dose-related side effects and allows once- or twice-daily dosing. The linear kinetics observed in the MAD trial, along with predictable dose-exposure relationships, may allow physicians to individualize dosing to patient needs.

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

Operations

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, raising capital, partnering ZTALMY in certain geographies and the early commercialization of ZTALMY. We have funded our operations primarily through sales of equity and debt securities. We recorded $7.5 million and $3.3 million of ZTALMY net sales in the three months ended March 31, 2024 and 2023, respectively. Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. We incurred Net losses of $38.7 million and $34.7 million for the three months ended March 31, 2024 and 2023, respectively. Our accumulated deficit as of March 31, 2024 was $610.6 million.

We anticipate that we will continue to incur substantial losses in future periods as we:

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

We had cash, cash equivalents and short-term investments of $113.3 million as of March 31, 2024. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the first quarter of 2025. This expectation includes cost reduction activities that are being implemented with expected impact beginning in the second quarter of 2024. We will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

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

The BARDA Contract consists of an approximately four-year base period, including the extension periods, during which BARDA agreed to provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. As of December 31, 2023, the entire base period funding of approximately $21 million had been recorded. Following successful completion of the RAISE trial and preclinical studies in the contract period, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

We recognize Federal contract revenue from the BARDA Contract in the period in which the allowable research and development expenses are incurred. We expect Federal contract revenue to decrease as the entire base period funding of approximately $21 million had been recorded as of December 31, 2023. As such, funding is currently limited to Option 2, which supports onshoring of the manufacturing capabilities for ganaxolone API.

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

Under the terms of the Orion Collaboration Agreement, we received a €25.0 million ($29.6 million at then-existing exchange rate) upfront payment from Orion in July 2021. We are eligible to receive up to an additional €97 million in R&D reimbursement and cash milestone payments based on specific clinical and commercial achievements. Also, as part of the overall arrangement, we have agreed to supply the Licensed Products to Orion at an agreed upon price.

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

In addition, the probability of success for our clinical programs will depend on numerous factors, including competition, manufacturing capability and commercial viability. See the Risk Factors section of our Annual Report on Form 10-K filed on March 5, 2024 for more information with respect to such factors. Our continued commercial success depends upon attaining significant market acceptance, if approved, among physicians, patients, healthcare payers and the medical community. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success, as well as an assessment of commercial potential.

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

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Also included in Cost of product revenue are royalty payments owed to Purdue Neuroscience Company (Purdue) and Ovid in accordance with the respective license agreements. We began capitalizing Inventory related to

ZTALMY subsequent to the March 2022 FDA approval of ZTALMY, as the related costs were expected to be recoverable through the commercialization and subsequent sale of ZTALMY. Prior to FDA approval of ZTALMY, costs estimated at approximately $2 million for commercially saleable product and materials were incurred and included in Research and development expenses. As a result, Cost of product revenues related to ZTALMY initially reflected a lower average per unit cost of materials, and will continue to reflect a lower average per unit cost of materials through the second quarter of 2024, as previously expensed inventory is utilized for commercial production and sold to customers.

Interest Income

Interest income consists principally of interest earned on Cash and cash equivalents and Short-term investments balances.

Interest Expense

Interest expense consists of interest expense and amortization of debt discount related to our Notes Payable and our Revenue Interest Financing Payable.

Other Income, net

Other income and expense consist principally of non-operational transactions, gains or losses on disposal of fixed assets held for sale, foreign currency transactions, and fair value adjustments.

Results of Operations

Product Revenue, net

We recognized $7.5 million and $3.3 million of ZTALMY net product revenue for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in the three months ended March 31, 2024 compared to the 2023 period was primarily due to an increase in patients in the three months ended March 31, 2024 as ZTALMY had only recently become available for commercial sale and shipment in the comparable 2023 period.

Federal Contract Revenue

We recognized $0.2 million and $7.0 million of federal contract revenue for the three months ended March 31, 2024 and 2023, respectively, as a result of the BARDA Contract. The decrease in the three months ended March 31, 2024 compared to the 2023 period primarily related to expenses incurred in connection with on-going validation of a new third-party supplier of ganaxolone API in the 2023 period.

Collaboration Revenue

Collaboration revenue, which resulted from our agreement with Biologix, was less than $0.1 million for the three months ended March 31, 2024. No collaboration revenue was recorded in the three months ended March 31, 2023.

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

	Three Months Ended
	March 31,
	2024	2023
CDKL5 deficiency disorder (1)	$218	$1,240
PCDH19-related epilepsy (2)	47	94
Tuberous Sclerosis (3)	2,827	3,788
Drug Development – Suspension (4)	1,538	270
Oral Indications Subtotal	4,630	5,392

Status epilepticus (5)	4,216	3,002
Drug Development – IV (6)	1,423	8,489
IV Indications Subtotal	5,639	11,491

Other research and development (7)	1,864	1,196
Indirect research and development (8)	11,985	9,854
Total	$24,118	$27,933

(1)	The decrease in the three months ended March 31, 2024 compared to the 2023 period was due to decreased clinical trial activity in the three months ended March 31, 2024 as compared to the 2023 period and increased activity associated with the MAA application and review in the three months ended March 31, 2023 with no comparable costs in the 2024 period.
(2)	The decrease in the three months ended March 31, 2024 compared to the 2023 period was due primarily to reduced clinical activity.
(3)	The decrease in the three months ended March 31, 2024 compared to the 2023 period was due primarily to decreased Phase 3 TSC trial activity in the three months ended March 31, 2024 and increased global site activity in the 2023 period.
(4)	The increase in the three months ended March 31, 2024 compared to the 2023 period was due primarily to higher manufacturing development activity related to clinical trial batches than in the prior 2023 period.
(5)	The increase in the three months ended March 31, 2024 compared to the 2023 period was due primarily to increased RAISE and RAISE II Phase 3 trial activity.
(6)	The decrease in the three months ended March 31, 2024 compared to the 2023 period was due primarily to the start-up costs associated with validation of a new third-party U.S. supplier of ganaxolone API in the 2023 period with no comparable costs in the three months ended March 31, 2024.

(7)	The increase in the three months ended March 31, 2024 compared to the 2023 period was due primarily to an increase in toxicology and other safety studies, as well as an increase in post-marketing studies. Other research and development expenses include external expenses associated with preclinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies and studies related to post-marketing commitments, and other professional fees.
(8)	The increase in the three months ended March 31, 2024 compared to the 2023 period was primarily related to increased personnel costs in support of our increased activity in preclinical studies, including safety and post-marketing studies, and manufacturing activities. Indirect research and development expenses include personnel costs and non-study specific research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.6 million and $15.2 million for the three months ended March 31, 2024 and 2023, respectively. The primary drivers of the increase for the three months ended March 31, 2024 compared to the 2023 period were $1.5 million in increased commercial costs, $1.0 million in increased stock-based compensation costs, $0.6 million in increased personnel costs, and $0.6 million in increased professional fees, which were partially offset by a decrease of $0.3 million in software related expenses.

Interest Income

Interest income was $1.5 million for the three months ended March 31, 2024 compared to $2.3 million for the three months ended March 31, 2023 and consisted of interest earned on Cash and cash equivalents and Short-term investments. The decrease was due to a decrease in Cash and cash equivalent and Short-term investments in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Interest Expense

Interest expense was $4.3 million for the three months ended March 31, 2024 compared to $4.1 million for the three months ended March 31, 2023. Interest expense for the three months ended March 31, 2024 included $2.2 million of interest paid and $0.5 million of debt amortization in connection with our Note Payable (Note 10 in accompanying notes to consolidated financial statements), and $1.6 million of non-cash interest expense and $0.1 million of debt amortization related to our Revenue interest financing payable (Note 11 in accompanying notes to consolidated financial statements).

Other Income, net

Other income, net was less than $0.1 million for each of the three months ended March 31, 2024 and 2023. Other income, net consists principally of non-operational transactions, gains or losses on disposal of fixed assets held for sale, foreign currency transactions, and fair value adjustments

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses. We incurred a Net loss of $38.7 million for the three months ended March 31, 2024. Our Cash used in operating activities was $37.5 million for the three months ended March 31, 2024 compared to $41.5 million for the three months ended March 31, 2023. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt.

In August 2022, we received a letter from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. We responded to Purdue that we did not agree with their claim. In February 2024, following discussions with Purdue, we agreed to pay Purdue $4 million in respect of its claim. We paid the first installment of $2 million in March 2024. At March 31, 2024 we had $2.0 million accrued related to the second $2 million installment which will be paid on or before June 15, 2024.

In September 2023, in connection with the amended Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), we received net proceeds totaling approximately $25.9 million from the sale of 3.7 million shares of our common stock at an average price of $7.17 per share.

As of March 31, 2024, we had Cash and cash equivalents and Short-term investments of $113.3 million. We believe that our existing Cash and cash equivalents and Short-term investments as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the first quarter of 2025. This expectation includes cost reduction activities that are being implemented with expected impact beginning in the second quarter of 2024. We will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

Oaktree Credit Agreement

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022 and October 28, 2022 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, Lenders) that provided for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million that was available to us in five tranches (collectively, Term Loans). As of March 31, 2024, we had drawn on three tranches with no additional funds available thereunder.

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

The BARDA Contract consists of an approximately four-year base period, including the extension periods, during which BARDA agreed to provide up to approximately $21 million of funding for the RAISE trial on a cost share basis and funding of additional preclinical studies of ganaxolone in nerve agent exposure models. As of December 31, 2023, the entire base period funding of approximately $21 million had been recorded. Following successful completion of the RAISE trial and preclinical studies in the base period and extension periods, the BARDA Contract provides for approximately $31 million of additional BARDA funding for three options in support of ganaxolone manufacturing, supply chain, clinical, regulatory and toxicology activities, including the $12.3 million exercise of Option 2 as described above. Under the BARDA Contract, we will be responsible for cost sharing in the amount of approximately $33 million and BARDA will be responsible for approximately $52 million if all development options are completed. The contract period-of-performance (base period plus option exercises) is up to approximately five years.

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

Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended EDA), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a specified maximum aggregate offering price. The Amended EDA was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended EDA. Subject to the terms and conditions of the Amended EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. We did not sell any shares of our common stock during each the three months ended March 31, 2024 and March 31, 2023 under the EDA.

Cash Flows

Operating Activities. Cash used in operating activities was $37.5 million and $41.5 million for the three months ended March 31, 2024 and 2023, respectively. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, interest accretion net of cash paid, stock-based compensation, and changes in the net contract assets/liabilities related to the Orion, Tenacia and Biologix Collaboration Agreements, the change in cash used in operating activities for the three months ended March 31, 2024 compared to the same period in 2023, was primarily the result of decreases in the changes in accounts payable, accrued expenses, including the $2.0 million installment to be paid to Purdue, other long term-liabilities, prepaid expenses, other current assets, inventory and accounts receivable as operating expenses remained relatively consistent.

Investing Activities. Cash provided by investing activities for the three months ended March 31, 2024 represents $20.9 million in maturities of Short-term investments. Cash used in investing activities for the three months ended March 31, 2023 represents $52.0 million in purchases of short-term investments.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2024 represents $0.3 million in proceeds from the exercise of stock options. Cash used in financing activities for the three months ended March 31, 2023 was less than $0.2 million and represented other financing activities.

Funding Requirements

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses. We incurred a Net loss of $38.7 million for the three months ended March 31, 2024. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis.

We had Cash and cash equivalents and Short-term investments of $113.3 million as of March 31, 2024. We believe that our existing Cash and cash equivalents and Short-term investments as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements, as well as maintain the minimum cash balance required under our debt facility, into the first quarter of 2025. This expectation includes cost reduction activities that are being implemented with expected impact beginning in the second quarter of 2024. We will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

Our future capital requirements will depend on many factors, including:

●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone, including ZTALMY;
●	the scope, progress, results and costs of researching and developing ganaxolone, including ZTALMY, or any other future product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone, including ZTALMY in indications other than CDD in the U.S., EU, or other significant markets, and any other future product candidates in these markets;
●	the cost of commercialization activities for ZTALMY in CDD in the U.S., including marketing, sales and distribution costs;
●	the cost of commercialization activities for ZTALMY, ganaxolone in any other indications, or any other future product candidates, are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments owed to us pursuant to our collaboration and supply agreements with Orion for the commercialization of ganaxolone in Europe, our collaboration and supply agreements with Tenacia for the commercialization of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan and our exclusive distribution and supply agreement with Biologix for the distribution and supply of ganaxolone in the Middle East and North Africa region;
●	our expectations regarding the amount and timing of milestone and royalty payments owed by us pursuant to our Revenue Interest Financing Agreement with Sagard;
●	any product liability, infringement or other lawsuits related to ZTALMY or other indications being developed for ganaxolone and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, ZTALMY in CDD and on future approved products, if any.

Please see the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024 for additional risks associated with our substantial capital requirements.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies from those described in our annual consolidated financial statements for the year ended December 31, 2023, which we included in our Annual Report on Form 10-K and was filed with the SEC on March 5, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act) and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as follows:

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

We are conducting the RAISE trial in RSE, which is a life-threatening medical condition involving prolonged seizure activity in seriously ill patients. The RAISE trial requires expertise in electroencephalogram (EEG) interpretation, which may be subject to variability, and the FDA or foreign regulatory authorities could find the data generated in this trial inadequate or difficult to interpret, which could delay, limit or prevent regulatory approval for this indication. In April 2024, the independent Data Monitoring Committee (DMC) completed its review of the RAISE trial interim analysis. The trial did not meet the pre-defined interim analysis stopping criteria on the co-primary endpoints, and the DMC recommendation was that the trial may continue without modification. We have decided to complete enrollment in the RAISE trial at 100 patients with top-line results expected in the summer of 2024. Based on this interim analysis, there is a substantial risk that the Phase 3 clinical trial of ganaxolone in RAISE will not generate data that is sufficient to support regulatory approvals for this indication. Additionally, the clinical trial endpoints of the RAISE trial are based on treatment outcomes, including initiation of anesthesia for treatment of RSE. Practice variability in the use of anesthesia for SE treatment could adversely impact the ability to show a treatment effect with ganaxolone. Even if the RAISE trial shows that ganaxolone is effective, there is a risk that the FDA will require more safety data generated with IV ganaxolone at the doses given to patients in this trial before approving an NDA or require post approval commitments to generate additional safety data as a condition of approval ganaxolone for use in RSE.

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

We are conducting clinical development activities for ganaxolone across multiple indications. Success in preclinical studies and early clinical trials in one indication does not ensure that later clinical trials in such indication or other indications will generate adequate data to demonstrate the efficacy and safety of ganaxolone in one or more indications. Furthermore, unfavorable clinical trial results in one ganaxolone indication may adversely impact our ability to continue to develop such indication or other ganaxolone indications. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier studies and clinical trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 clinical trial in adjunctive treatment of adults with focal onset seizures, it failed to show a similar statistically significant separation in a Phase 3 clinical trial for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in RSE and pediatric orphan genetic epilepsy indications. Further, in April 2024, the independent DMC completed its review of the RAISE trial interim analysis and found that the trial did not meet the pre-defined interim analysis stopping criteria on the co-primary endpoints, and the DMC recommendation was that the trial may continue without modification. We have decided to complete enrollment in the RAISE trial at 100 patients with top-line results expected in the summer of 2024. Based on this interim analysis, there is a substantial risk that the Phase 3 clinical trial of ganaxolone in RAISE will not generate data that is sufficient to support regulatory approvals for this indication. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone in those indications may be adversely impacted. Further, even if we believe the data collected from our clinical trials of ganaxolone are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” (as those terms are defined under Item 408 of Regulation S-K), except as follows:

Name	Title	Reporting Action	Plan Start Date	Plan End Date	Shares of Common Stock to be Sold	Intended to Satisfy Rule 10b5-1(c)?
Elan Ezickson	Director	Plan Adoption	January 18, 2025	January 31, 2025	1,600	Yes
Marvin H. Johnson, Jr.	Director	Plan Adoption	June 10, 2024	June 10, 2025	6,999	Yes
Sarah Noonberg, M.D., Ph.D.	Director	Plan Adoption	January 18, 2025	January 31, 2025	To be determined as sale of common stock to cover tax obligation related to expected January 2025 RSU vesting	Yes
Christina Shafer	Chief Commercial Officer	Plan Adoption	June 10, 2024	June 10, 2025	236,932	Yes

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on August 7, 2014.)
3.2	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on April 2, 2020.)
3.3	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on May 27, 2020.)
3.4	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K current report filed on September 22, 2020.)
3.5	Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on September 22, 2020.)
3.6	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to Form 8-K current report filed on August 7, 2014.)
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

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN, M.D.	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	May 8, 2024
Scott Braunstein, M.D.

/s/ STEVEN PFANSTIEL	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 8, 2024
Steven Pfanstiel