Form 10-Q
period 2024-06-30
MARINUS PHARMACEUTICALS, INC.
filed 2024-08-13
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 7, 2024, was: 55,084,038.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$64,676	$120,572
Short-term investments	—	29,716
Accounts receivable, net	3,435	3,799
Inventory	4,873	2,413
Prepaid expenses and other current assets	8,898	8,746
Total current assets	81,882	165,246
Property and equipment, net	3,720	3,843
Other assets	1,481	1,819
Total assets	$87,083	$170,908
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,237	$4,003
Current portion of notes payable	11,550	11,551
Current portion of revenue interest financing payable	2,849	2,211
Accrued expenses	15,231	22,859
Total current liabilities	35,867	40,624
Notes payable, net of deferred financing costs	45,075	61,423
Revenue interest financing payable, net of deferred financing costs	35,431	33,766
Contract liabilities, net	17,844	17,545
Other long-term liabilities	211	785
Total liabilities	134,428	154,143
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 54,971,226 issued and 54,963,919 outstanding at June 30, 2024 and 54,585,428 issued and 54,578,121 outstanding at December 31, 2023	55	55
Additional paid-in capital	599,023	588,656
Treasury stock at cost, 7,307 shares at June 30, 2024 and December 31, 2023	—	—
Accumulated other comprehensive loss	—	(20)
Accumulated deficit	(646,423)	(571,926)
Total stockholders’ (deficit) equity	(47,345)	16,765
Total liabilities and stockholders’ (deficit) equity	$87,083	$170,908

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Product revenue, net	$7,951	$4,249	$15,460	$7,581
Federal contract revenue	87	1,814	239	8,862
Collaboration revenue	18	18	36	18
Total revenue	8,056	6,081	15,735	16,461

Expenses:
Research and development	20,897	21,412	45,015	49,345
Selling, general and administrative	16,710	15,722	35,336	30,926
Restructuring Costs	1,950	—	1,950	—
Cost of product revenue	735	386	1,491	592
Total expenses	40,292	37,520	83,792	80,863
Loss from operations	(32,236)	(31,439)	(68,057)	(64,402)
Interest income	1,109	2,128	2,571	4,471
Interest expense	(4,617)	(4,208)	(8,963)	(8,355)
Other (expense) income, net	(84)	47	(48)	84
Loss before income taxes	(35,828)	(33,472)	(74,497)	(68,202)

Benefit for income taxes	—	1,538	—	1,538
Net loss applicable to common shareholders	$(35,828)	$(31,934)	$(74,497)	$(66,664)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.63)	$(0.61)	$(1.31)	$(1.28)
Basic and diluted weighted average shares outstanding	57,064,095	52,551,918	56,957,953	52,162,962
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	—	(188)	20	(114)
Total comprehensive loss	$(35,828)	$(32,122)	$(74,477)	$(66,778)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(74,497)	$(66,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	284
Amortization of debt issuance costs	1,246	1,102
Accretion of revenue interest financing debt, net of cash paid	2,106	2,916
Amortization of discount on short-term investments	(149)	(669)
Stock-based compensation expense	10,110	7,632
Amortization of net contract asset/liability	(741)	(837)
Noncash lease expense	443	102
Noncash lease liability	87	196
Write off of fixed assets	—	62
Write off of right-of-use assets	757	—
Financing costs included in interest expense	300	—
Changes in operating assets and liabilities:
Net contract asset/liability	1,040	1,569
Prepaid expenses and other current assets, non-current assets, inventory and accounts receivable	(3,160)	(7,441)
Accounts payable and accrued expenses	(6,115)	(4,088)
Net cash used in operating activities	(68,302)	(65,836)
Cash flows from investing activities
Maturities of short-term investments	29,885	5,000
Purchases of short-term investments	—	(51,995)
Purchases of property and equipment	(38)	—
Net cash provided by (used in) investing activities	29,847	(46,991)
Cash flows from financing activities
Proceeds from exercise of stock options	257	484
Prepayments of long-term debt, including financing costs	(17,698)
Other cash flows from financing activities	—	(421)
Net cash (used in) provided by financing activities	(17,441)	63
Net decrease in cash and cash equivalents	(55,896)	(112,764)
Cash and cash equivalents—beginning of period	120,572	240,551
Cash and cash equivalents—end of period	$64,676	$127,787
Supplemental disclosure of cash flow information
Unrealized gain (loss) on short-term investments	$20	$(114)
Property and equipment in accounts payable	$60	$—
Cash paid for interest during the period	$5,611	$4,336
Cash paid for income taxes during the period	$—	$163

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(in thousands)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit) Equity
Balance, December 31, 2022	4,300	$4,043	49,642,767	$50	$542,428	7,307	$—	$—	$(430,521)	$116,000
Stock-based compensation expense	—	—	—	—	3,741	—	—	—	—	3,741
Net issuance of common stock in connection with the vesting of restricted stock	—	—	22,350	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	74	—	74
Net Loss	—	—	—	—	—	—	—	—	(34,730)	(34,730)
Balance, March 31, 2023	4,300	$4,043	49,665,117	$50	$546,169	7,307	$—	74	$(465,251)	$85,085
Stock-based compensation expense	—	—	—	—	3,891	—	—	—	—	3,891
Net issuance of common stock in connection with the vesting of restricted stock	—	—	11,625	—	—	—	—	—	—	—
Exercise of stock options	—	—	72,440	—	485	—	—	—	—	485
Conversion of convertible preferred stock into common	(4,300)	(4,043)	860,000	1	4,042	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(188)	—	(188)
Net loss	—	—	—	—	—	—	—	—	(31,934)	(31,934)
Balance, June 30, 2023	—	$—	50,609,182	$51	$554,587	7,307	$—	(114)	$(497,185)	$57,339

Balance, December 31, 2023	—	$—	54,578,121	$55	$588,656	7,307	$—	$(20)	$(571,926)	$16,765
Stock-based compensation expense	—	—	—	—	5,193	—	—	—	—	5,193
Exercise of stock options	—	—	57,665	—	257	—	—	—	—	257
Net issuance of common stock in connection with the vesting of restricted stock	—	—	295,256	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	(38,669)	(38,669)
Balance, March 31, 2024	—	$—	54,931,042	$55	$594,106	7,307	$—	$—	$(610,595)	$(16,434)
Stock-based compensation expense	—	—	—	—	4,917	—	—	—	—	4,917
Net issuance of common stock in connection with the vesting of restricted stock	—	—	32,877	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(35,828)	(35,828)
Balance, June 30, 2024	—	$—	54,963,919	$55	$599,023	7,307	$—	—	$(646,423)	$(47,345)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus (SE). On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We have an exclusive collaboration agreement with Orion Corporation (Orion) for European commercialization of ganaxolone for ZTALMY. Orion continues to prepare for commercial launches of ZTALMY in select European countries in the second half of 2024. On July 18, 2024, we announced that the China National Medical Products Administration has approved ganaxolone oral suspension for the treatment of epileptic seizures in patients two years of age and older with CDD. We have a collaboration agreement with Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia) for the commercialization of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan.

We are also developing ganaxolone for the treatment of other rare genetic epilepsies, including Tuberous Sclerosis Complex (TSC). Top-line results from our Phase 3 TSC (TrustTSC) clinical trial are expected in the first half of the fourth quarter of 2024. TSC is a rare, multisystem genetic disorder caused by inherited mutations in the TSC1 gene or TSC2 gene. TSC is often characterized by non-cancerous tumors, skin abnormalities, and severe neurological manifestations including refractory seizures and neurodevelopmental delays. TSC is a leading cause of genetic epilepsy.

We recently announced top-line results from our Phase 3 RAISE trial of intravenous (IV) ganaxolone for the treatment of Refractory Status Epilepticus (RSE). Status Epilepticus (SE) is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having Established Status Epilepticus (ESE) and those who then progress to and subsequently fail at least one second-line antiepileptic drug (AED) are classified as having RSE. The top-line results from RAISE showed that the trial met its first co-primary endpoint, a statistically significant proportion of patients had status epilepticus cessation within 30 minutes of initiating IV ganaxolone compared to placebo, but failed to achieve statistical significance on its second co-primary endpoint, the proportion of patients not progressing to IV anesthesia for 36 hours following initiation of IV ganaxolone compared to placebo. We continue to analyze the full RAISE dataset and plan to request a meeting with the FDA to discuss a potential path forward for IV ganaxolone in RSE.

We are developing ganaxolone in formulations for two different routes of administration: IV and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid, and targets both synaptic and extrasynaptic GABAA. This unique receptor binding profile may contribute to the anticonvulsant, antidepressant and anxiolytic effects shown by neuroactive steroids in animal models, clinical trials or both.

Liquidity

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses. We incurred a Net loss of $74.5 million for the six months ended June 30, 2024. There is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of ganaxolone (in indications other than CDD in the U.S.) will require significant additional financing. Our accumulated deficit as of June 30, 2024 was $646.4 million, and we expect to incur substantial losses in future periods.

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

Management’s operating plan, which underlies the analysis of our ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. We had Cash and cash equivalents of $64.7 million as of June 30, 2024. We believe that such amount is not sufficient to fund our operations for the one-year period after the date these financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern through the one-year period from the date these financial statements are issued. Cost reduction activities were implemented in the second quarter of 2024 as further discussed in Note 13. Management’s plans that are intended to further mitigate this risk include securing additional funding in the future from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial or strategic transactions or other sources. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms acceptable to us. We have and will continue to evaluate alternatives to extend our operations beyond the one-year period after the date the financial statements are issued.

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

Short-term Investments

We classify our Short-term investments as available-for-sale securities, which include U.S. government agency debt securities and U.S. treasury debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in Other comprehensive loss and Accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We did not have any investments as of June 30, 2024. All of our investments were short-term in nature as of June 30, 2023.

Accounts Receivable, net

Net trade receivables related to ZTALMY sales, which are recorded in Accounts receivable, net on the consolidated balance sheets, were approximately $2.9 million and $2.6 million as of June 30, 2024 and December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on our assessment of the credit worthiness and financial condition of our customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. We have three customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents approximately 99% of our ZTALMY revenue to date. Payment terms for Orsini are 30 days from the shipment date.

Excluding net trade receivables, Accounts receivable, net represents amounts due to us under the BARDA contract for valid expenditures expected to be reimbursed to us under the terms of the BARDA contract and current amounts due to us from Orion under the collaboration agreement (Note 12).

Inventory

Inventories are recorded using actual costs and may consist of raw materials (ganaxolone API), work in process and finished goods. We began capitalizing Inventory related to ZTALMY subsequent to the March 2022 FDA approval of ZTALMY, as the related costs were expected to be recoverable through the commercialization and subsequent sale of ZTALMY. Prior to FDA approval of ZTALMY, costs estimated at approximately $2.0 million for commercially saleable product and materials were incurred and included in Research and development expenses. As a result, Cost of product revenues related to ZTALMY initially reflected a lower average per unit cost of materials and continued to do so into the second quarter of 2024, as previously expensed inventory was utilized for commercial production and sold to customers. We expect Cost of product revenues related to ZTALMY to begin to reflect the current on-going average per unit cost of materials for the remainder of 2024 and thereafter.

Debt Issuance Costs

Debt issuance costs incurred in connection with Note payable (Note 10) and Revenue interest financing payable (Note 11) are amortized to Interest expense over the term of the respective financing arrangement using the effective-interest method. Debt issuance costs, net of related amortization, are deducted from the carrying value of the related debt.

Contract Liabilities, net

When consideration is received, or such consideration is unconditionally due, from a customer prior to completing our performance obligation to the customer under the terms of a contract, a Contract liability is recorded. Contract liabilities expected to be recognized as revenue or a reduction of expense within the 12 months following the balance sheet date are classified as Current liabilities. Contract liabilities not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Long-term liabilities. In accordance with ASC 210-20, our Contract liabilities were partially offset by our Contract assets at June 30, 2024, as further discussed in Note 12.

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

3. Cash, Cash Equivalents and Short-Term Investments

As of June 30, 2024, our Cash and cash equivalents included $1.0 million of cash accounts in banking institutions and $63.7 million in money market funds. As of December 31, 2023, our Cash and cash equivalents included $1.3 million of cash accounts in banking institutions and $119.3 million in money market funds. Our Cash and cash equivalents are maintained in federally insured financial institutions in excess of the federally insured limit. Included in Other assets at December 31, 2023 was $0.2 million of accrued interest receivable related to our Short-term investments. At June 30, 2024, we had no accrued interest receivable or Short-term investments.

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of June 30, 2024 and December 31, 2023, all of our financial assets and liabilities were classified as Level 1 or Level 2 valuations.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets
Cash	$984	$—	$—	$984
Money market funds (cash equivalents)	63,692	—	—	63,692
U.S. Treasury securities	—	—	—	—
Total assets	$64,676	$—	$—	$64,676
December 31, 2023
Assets
Cash	$1,255	$—	$—	$1,255
Money market funds (cash equivalents)	119,317	—	—	119,317
U.S. Treasury securities	—	26,835	—	26,835
Agency securities	—	2,881	—	2,881
Total assets	$120,572	$29,716	$—	$150,288

5. Inventory

Inventories are stated at actual costs and consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$3,200	$436
Work in process	945	1,075
Finished goods	728	902
Total Inventories	$4,873	$2,413

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll and related costs	$3,783	$7,746
Clinical trials and drug development	3,764	4,701
Accrued license agreement payment	—	4,000
Professional fees	1,269	1,236
Selling and commercial liabilities	4,475	3,901
Restructuring costs	952	—
Short-term lease liabilities	778	774
Other	210	501
Total accrued expenses	$15,231	$22,859

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June, 30
	2024	2023
Restricted stock awards and restricted stock units	2,449,334	1,489,119
Stock options	8,859,400	7,220,150
	11,308,734	8,709,269

8. Stockholders’ Equity

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of June 30, 2024, 6,160,958 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and no shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions were determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2024, the shares of common stock available for future grants under the 2014 Plan was increased to 3,090,220. No additional share are available for issuance under the 2014 Plan.

Effective May 2024, we adopted our 2024 Equity Incentive Plan (2024 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, up to a maximum of 4,000,000 awards, subject to adjustment in accordance with the 2024 Plan, plus shares that become available for grant as a result of the termination or forfeiture of awards under the 2014 Plan. As of June 30, 2024, 726,717 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2024 Plan, and 3,532,098 shares of common stock were available for future issuance.

Stock Options

There were 8,859,400 stock options outstanding as of June 30, 2024 at a weighted average exercise price of $9.08 per share, including 1,971,725 stock options outstanding outside of the 2014 and 2024 Plans, granted as inducements to new employees. During the six months ended June 30, 2024, 2,391,211 options were granted to employees and directors at a weighted average exercise price of $7.20 per share. Of the options granted, 1,540,519 options were granted pursuant to the 2014 Plan, 726,717 options were granted pursuant to the 2024 Plan and 123,975 were granted outside of the 2014 and 2024 Plans as inducements for new employees.

Restricted Stock Units

All issued and outstanding restricted stock units are time-based, and generally become vested within three years of the grant date, pursuant to the 2014 and 2024 Plans. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock units is measured based on the fair value using the closing market price of our common stock on the date of the grant. During the six months ended June 30, 2024, we granted 1,920,135 restricted stock units, pursuant to the 2014 and 2024 Plans. As of June 30, 2024, we had 2,449,334 restricted stock units outstanding.

Total compensation cost recognized for all stock options, restricted stock awards and restricted stock units in the statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$1,444	$1,468	$3,276	$2,810
Selling, general and administrative	3,143	2,423	6,504	4,822
Restructuring costs	330	—	330	—
Total	$4,917	$3,891	$10,110	$7,632

Preferred Stock

As of June 30, 2024 all shares of our Series A Convertible Preferred Stock (Preferred Stock) had been converted and none remained outstanding. In the three and six months ended June 30, 2024, there were no conversions of shares of our Preferred Stock into shares of our common stock. In the six months ended June 30, 2023, 4,300 shares of our Preferred stock were converted into 860,000 shares of our common stock. In the three months ended June 30, 2023, there were no conversions of shares of our Preferred Stock into shares of our common stock.

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

Sales Pursuant to Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended EDA), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a maximum aggregate offering price. The Amended EDA was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended EDA. Subject to the terms and conditions of the Amended EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. We did not sell any shares of our common stock during the three and six months ended June 30, 2024 and June 30, 2023 under the EDA. As of June 30, 2024, we had up to $48.6 million of shares of common stock that may be issued and sold under the Amended EDA

9. Commitments and Contingencies

Leases

We have entered into one operating lease for real estate with a term of 78 months, including renewal terms that can extend the lease term by 60 months, which we include in the lease term when it is reasonably certain that we will exercise the option. As of June 30, 2024, our operating lease for real estate had a remaining lease term of 15 months. The right-of-use (ROU) asset is included in Other assets on our interim consolidated balance sheets as of June 30, 2024 and December 31, 2023, and represents our right to use the underlying asset for the applicable lease terms. Our obligations to make lease payments are included in both Accrued expenses and Other long-term liabilities on our interim consolidated balance sheets as of June 30, 2024 and December 31, 2023. Additionally, we entered into several operating leases for clinical site equipment which were subsequently cancelled due to the discontinuation of the RAISE II trial. Our operating leases for clinical site equipment each had a term of 18 months prior to the May 2024 terminations of each lease. The ROU assets were included in Other assets on our consolidated balance sheets as of December 31, 2023, and represented our right to use the underlying assets for the applicable lease terms. The ROU assets related to the clinical site equipment operating leases were written off and included in restructuring costs for the six months ended June 30, 2023. Our obligations to make lease payments were included in both Accrued expenses and Other long-term liabilities on our consolidated balance sheets as of December 31, 2023. All ROU assets were initially measured at cost, which comprise the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The ROU asset(s) are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of June 30, 2024 and December 31, 2023, ROU assets were $0.7 million and $1.0 million, respectively, and operating lease liabilities were $1.0 million and $1.4 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the six months ended June 30, 2024 and 2023, we recognized $1.3 million and $0.3 million, respectively, in total lease costs, of which $0.8 million recognized during the six months ended June 30, 2024 were restructuring costs resulting from the RAISE II trial equipment lease terminations as noted above. During the three months ended June 30, 2024 and June 30, 2023, we recognized $1.0 million and $0.1 million, respectively, in total lease costs, of which $0.8 million recognized during the three months ended June 30, 2024 were restructuring costs resulting from the RAISE II trial equipment lease terminations as noted above. In all periods, we recognized less than $0.1 million related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of June 30, 2024, we recognized $0.8 million of impairment losses for our ROU asset related to the RAISE II trial equipment leases. These costs were including in restructuring costs in our consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024. As of December 31, 2023, we had not recognized any impairment losses for our ROU assets.

Maturities of operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Remainder of 2024	$422
2025	641
1,063
Less: imputed interest	(74)
Total lease liabilities	$989

Current operating lease liabilities	$778
Non-current operating lease liabilities	211
Total lease liabilities	$989

Contingencies

On June 5, 2024, a securities class action lawsuit captioned Bishins v. Marinus Pharmaceuticals, Inc., et. al., Case 2:24-cv-02430, was filed against us and certain of our officers in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning our RAISE and RAISE II clinical trials. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. Motions to appoint lead plaintiffs and lead counsel for the action were due on August 5, 2024. One purported stockholder filed a motion by the August 5 deadline. That motion is currently pending, and we intend to move to dismiss the complaint once a schedule has been set. We intend to vigorously defend against this action.

We currently are not able to estimate the possible cost to us from this action, as the pending lawsuit is currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuit or the possible amount of any damages that we may be required to pay.

10. Notes Payable

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022, October 28, 2022 and June 6, 2024 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, the Lenders) that provided for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million that was available to us in five tranches (collectively, the Term Loans).

Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans); upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone for CDD in September 2021, we borrowed $30.0 million of tranche A-2 term loans from the Lenders (Tranche A-2 Term Loans); and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment (the Credit Agreement Amendment) to extend the commitment date for the tranche C Term Loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. Also in May 2022, we delivered to Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. In October 2022, we entered into an amendment to, among other things, allow for the consummation of the Revenue Interest Financing Agreement with Sagard and the transactions thereunder. In addition, the Credit Agreement Amendment increased the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%. In August 2023, we delivered to Oaktree a separate notice of commitment termination with respect to the $25.0 million of Tranche C Term Loans commitment. In June 2024, we entered into an amendment to remove the minimum liquidity covenant therein and reduce the remaining quarterly principal payments due in 2024 thereunder by 50%. On the June 6, 2024 amendment effective date, we also made a one-time prepayment of $15.0 million of the outstanding tranche B loans, together with payment of the accrued and unpaid interest thereon and applicable exit and prepayment fees. Additionally, during the six months ended June 30, 2024, we began paying the required quarterly principal payments. As of June 30, 2024, the loans under the Credit Agreement consisted of $58.1 million of previously drawn Term Loans with no additional funds available thereunder.

Until the June 6, 2024 amendment, the Credit Agreement contained a minimum liquidity covenant that required us to maintain cash and cash equivalents of at least $15.0 million from the funding date of the Tranche B Term Loans until the maturity of the Term Loans.

The Term Loans will be guaranteed by certain of our future subsidiaries (Guarantors). Our obligations under the Credit Agreement are secured by a pledge of substantially all of our assets and will be secured by a pledge of substantially all of the assets of the Guarantors.

The Term Loans mature on May 11, 2026 (Maturity Date). The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50%, and we are required to make quarterly interest payments until the Maturity Date. We are also required to make quarterly principal payments beginning on June 30, 2024 in an amount equal to 2.5% of the aggregate amount of the previously drawn Term Loans, and continuing until 2025, at which time we are required to make quarterly principal payments in an amount equal to 5.0% of the aggregate amount of the previously drawn Term Loans until the Maturity Date. On the Maturity Date, we are required to pay in full all outstanding Term Loans and other amounts owed under the Credit Agreement.

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

We may prepay all or any portion of the Term Loans, and are required to make mandatory prepayments of the Term Loans from the proceeds of asset sales, casualty and condemnation events, and prohibited debt issuances, subject to certain exceptions. All mandatory and voluntary prepayments of the Term Loans are subject to prepayment premiums equal to 2% of the principal prepaid if prepayment occurs after May 11, 2024 but on or before May 11, 2025. If prepayment occurs after May 11, 2025, no prepayment premium is due. The June 2024 prepayment of $15.0 million resulted in an additional $0.3 million of prepayment premiums that are included in interest expense for the six months ended June 30, 2024.

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

We are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of June 30, 2024, we were in compliance with all covenants.

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

For the six months ended June 30, 2024, we recognized interest expense of $5.3 million, of which $4.3 million was interest on the Term Loans and $1.0 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of June 30, 2024 (in thousands):

Gross proceeds	$75,000
Contractual exit fee	2,003
Principal payment including associated exit fee	(17,326)
Unamortized debt discount and issuance costs	(3,052)
Total note payable	$56,625

Current portion of note payable	11,550
Non-current portion of note payable	45,075
Total note payable	$56,625

The aggregate maturities of Notes payable as of June 30, 2024 are as follows (in thousands):

Remainder of 2024	$3,750
2025	15,000
2026	39,375
Total	$58,125

11. Revenue Interest Financing Agreement

On October 28, 2022 (Closing Date), we entered into a revenue interest financing agreement (Revenue Interest Financing Agreement) with Sagard Healthcare Royalty Partners, LP (Sagard) pursuant to which we received $32.5 million (Investment Amount) to provide funding for our development and commercialization of ganaxolone and related pharmaceutical products, including the commercial launch of ZTALMY, and for working capital and general administrative purposes. On June 6, 2024, we entered into the first amendment to the Revenue Interest Financing Agreement (the Amendment) with Sagard, to, among other things, remove the minimum liquidity covenant therein so long as the obligations under the Oaktree Credit Agreement are outstanding.

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

The Revenue Interest Financing Agreement contains certain restrictions on our and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions and enter into affiliate transactions, in each case, subject to certain exceptions.  In addition, the Revenue Interest Financing Agreement contains a financial covenant that requires us, after the repayment of the loans under the Credit Agreement with Oaktree, to maintain at all times cash and cash equivalents in certain deposit accounts in an amount at least equal to $10.0 million.

In connection with the Revenue Interest Financing Agreement, on the Closing Date, we entered into the Credit Agreement Amendment with Oaktree which is fully described in Note 10.

Issuance costs pursuant to the Revenue Interest Financing Agreement consisted primarily of advisory and legal fees and totaled $2.6 million. In June 2024, an additional $0.1 million of issuance costs was incurred related to the Amendment. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the six months ended June 30, 2024, we estimated an effective annual interest rate of approximately 17%. Over the course of the Revenue Interest Financing Agreement, the actual interest rate will be affected by the amount and timing of net ZTALMY revenue recognized and changes in the timing of forecasted net ZTALMY revenue. On a quarterly basis, we reassess the expected timing of the net ZTALMY revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table summarizes the activity of the Revenue Interest Financing Agreement for the six months ended June 30, 2023 and June 30, 2024 (in thousands):

For the six months ended June 30, 2023
Revenue Interest Financing Balance at December 31, 2022	$30,877
Non-cash interest expense in the six months ended June 30, 2023	2,916
Amortization of debt discount in the six months ended June 30, 2023	134
Payments made in the six months ended June 30, 2023	(421)
Revenue Interest Financing Balance at June 30, 2023	$33,506

Current portion of revenue interest financing liability	1,556
Long-term portion of revenue interest financing liability	31,950
Revenue Interest Financing Balance at June 30, 2023	$33,506

For the six months ended June 30, 2024
Revenue Interest Financing Balance at December 31, 2023	$35,977
Non-cash interest expense in the six months ended June 30, 2024	3,156
Amortization of debt discount in the six months ended June 30, 2024	197
Payments made in the six months ended June 30, 2024	(1,050)
Revenue Interest Financing Balance at June 30, 2024	$38,280

Current portion of revenue interest financing liability	$2,849
Long-term portion of revenue interest financing liability	35,431
Revenue Interest Financing Balance at June 30, 2024	$38,280

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

During the six months ended June 30, 2024, we amortized $0.7 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total contract liability of $13.0 million as of June 30, 2024. In accordance with ASC 210-20, the contract liability of $13.0 million is offset by the contract asset of $1.8 million related to the reimbursement of research and development costs, resulting in a net contract liability of $11.1 million as of June 30, 2024.

Transaction Price and Net Contract Liability as of June 30, 2024:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of June 30, 2024	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	3,252	3,465
Supply of Licensed Product	9,503	-	9,503
	$37,880	$24,912	$12,968

Less Total Contract Asset			1,836
Net Contract Liability			$11,132

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

Tenacia will be primarily responsible for the development of Licensed Products in the Territory and regulatory interactions related thereto, including conducting and sponsoring clinical studies in the Field in the Territory to support regulatory filings in the Territory. All regulatory approvals filed by Tenacia in the Territory will be in the name of and owned by us unless otherwise required by applicable law, in which case such regulatory approvals would be in the name of and owned by Tenacia for the benefit of us. We and Tenacia have agreed to enter into clinical and commercial supply agreements pursuant to which we will supply Tenacia with its requirements of Licensed Products necessary for Tenacia to develop and commercialize Licensed Products in the Field in the Territory. The parties entered into the clinical and commercial supply agreement in May 2023. The agreement contains pricing, delivery, acceptance, payment, termination, forecasting, and other terms consistent with the Tenacia Collaboration Agreement, as well as certain quality assurance, indemnification, liability and other standard industry terms. Tenacia will be responsible for, at Tenacia’s sole cost and expense, obtaining regulatory approval and commercializing the Licensed Product in the Field in Mainland China. Tenacia enrolled patients in our Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone.

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

There was no activity during each of the three and six months ended June 30, 2024 and 2023. The cumulative collaboration revenue recognized as of June 30, 2024 and December 31, 2023 is $3.0 million, which was the $3.0 million transaction price associated with the License as revenue at contract inception. No license revenue was recorded during each of the three and six months ended June 30, 2024 and 2023. There was a total contract liability of $7.0 million as of both June 30, 2024 and December 31, 2023. In accordance with ASC 210-20, the contract liability of $7.0 million is offset by a contract asset of $0.7 million, resulting in a net contract liability of $6.3 million as of both June 30, 2024 and December 31, 2023.

Transaction Price and Net Contract Liability as of June 30, 2024 and December 31, 2023:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of June 30, 2024 and December 31, 2023	Liability
License	$2,998	$2,998	$-
Supply of Licensed Product	7,002	-	7,002
	$10,000	$2,998	$7,002

Less Total Contract Asset			700
Net Contract Liability			$6,302

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

Biologix Distribution and Supply Agreement

In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to Biologix on terms set forth in the respective agreements in exchange for a negotiated purchase price for the products. Upon execution of the Biologix Agreement, we received an upfront payment of $0.5 million which is to be recognized over the term of the Biologix Agreement. We may be entitled to additional fees upon regulatory milestones. In the three and six months ended June 30, 2024 and June 30, 2023, we recorded less than $0.1 million of Collaboration revenue related to the Biologix Agreement. There was a total Contract liability of $0.4 million and $0.5 million at June 30, 2024 and June 30, 2023, respectively.

13. Restructuring Costs.

On April 15, 2024, we announced that the independent Data Monitoring Committee (DMC) completed its review of the interim analysis of the RAISE trial. The trial did not meet the pre-defined interim analysis stopping criteria on the coprimary endpoints. On April 30, 2024, we implemented a reduction-in-force (RIF) which impacted approximately 20% of our workforce, and implemented additional cost reduction activities with impact beginning in the second quarter of 2024. We incurred approximately $2.0 million of restructuring costs in the six months ending June 30, 2024, which primarily consisted of severance payments, employee benefits and related costs, as well as noncash stock compensation expense and contract termination costs related to clinical site equipment no longer being utilized. At June

30, 2024, we had unpaid restructuring costs totaling $1.0 million which are expected to be fully paid in the third quarter of 2024 and are included in accrued expenses at June 30, 2024 (see Note 6).

The following table summarizes the restructuring balances at June 30, 2024 (in thousands):

Restructuring costs payable at December 31, 2023	$—
Restructuring costs incurred the six months ended June 30, 2024:
Personnel costs, including severance and related costs	1,193
Clinical equipment contract termination costs	759
Restructuring costs paid in the six months ended June 30, 2024	(670)
Less noncash stock-based compensation expense related to RIF	(330)
Total Restructuring costs payable at June 30, 2024	$952

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans to continue to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in the U.S.;
●	our expectations about the development of ganaxolone for Refractory Status Epilepticus (RSE) after the Phase 3 RAISE trial top-line data assessments;
●	our expectations that our cost reduction activities, which were implemented in the second quarter of 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) and the European Commission (EC) for ganaxolone;
●	our expectations regarding the commercialization of ganaxolone in the European Union (EU), including the timing thereof;
●	the potential benefits of ganaxolone in indications other than CDD, and our ability to develop ganaxolone for additional indications, including RSE, Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);

●	the status, timing and results of preclinical studies and clinical trials;
●	the design of and enrollment in clinical trials, availability of data from ongoing clinical trials, expectations for regulatory approvals and the attainment of clinical trial results that will be supportive of regulatory approvals;
●	the timing of seeking marketing approval of ganaxolone in specific additional indications;
●	our ability to maintain marketing approval for ganaxolone for CDD and obtain regulatory approval for ganaxolone in other indications;
●	the possibility that we expand the targeted indication footprint and explore new potential formulations of ganaxolone;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;
●	our expectations regarding our collaborations with Orion Corporation (Orion), Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia) and Biologix FZCo (Biologix), including the expected amounts and timings of milestone, royalty and other payments, including research and development reimbursement, if applicable, pursuant thereto;
●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits and contractual requirements derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone for CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our ability to create and maintain an effective sales and marketing infrastructure where we elect to market and sell ganaxolone directly;
●	the pricing and the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the possibility that third parties, such as Ovid Therapeutics, Inc. (Ovid), may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business;
●	the outcome of our post-grant review of one of Ovid’s patents and Ovid’s Inter Partes Review challenge of one of our patents;

●	the possibility that we expand and diversify our product pipeline through acquisitions of additional drug candidates that fit our business strategy;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity, prospects, and growth strategies;
●	our ability to, among other actions, secure additional financing or strategic transactions and continue as a going concern;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the industry in which we operate and trends which may affect the industry or us.

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

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus (SE). On March 18, 2022, the FDA approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension CV for the treatment of seizures associated with CDD in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the EC granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We have an exclusive collaboration agreement with Orion for European commercialization of ganaxolone for ZTALMY. Orion continues to prepare for commercial launches of ZTALMY in select European countries in the second half of 2024. On July 18, 2024, we announced that the China National Medical Products Administration (CNMPA) has approved ganaxolone oral suspension for the treatment of epileptic seizures in patients two years of age and older with CDD. We have a collaboration agreement with Tenacia for the commercialization of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan.

We are also developing ganaxolone for the treatment of other rare genetic epilepsies, including TSC. Top-line results from our Phase 3 TSC (TrustTSC) clinical trial are expected in the first half of the fourth quarter of 2024. TSC is a rare, multisystem genetic disorder caused by inherited mutations in the TSC1 gene or TSC2 gene. TSC is often characterized by non-cancerous tumors, skin abnormalities, and severe neurological manifestations including refractory seizures and neurodevelopmental delays. TSC is a leading cause of genetic epilepsy.

We recently announced top-line results from our RAISE trial of intravenous (IV) ganaxolone for the treatment of RSE. SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having Established Status Epilepticus (ESE) and those who then progress to and subsequently fail at least one second-line antiepileptic drug (AED) are classified as having RSE. The top-line results from RAISE showed that the trial met its first co-primary endpoint, a statistically significant proportion of patients had status epilepticus cessation within 30 minutes of initiating IV ganaxolone compared to placebo: 80% vs. 13%, respectively (p < 0.0001), but failed to achieve statistical significance on its second co-primary endpoint, the proportion of patients not progressing to IV anesthesia for 36 hours following initiation of IV ganaxolone compared to placebo: 63% vs. 51%, respectively (p=0.162). We continue to analyze the full RAISE trial dataset and plan to request a meeting with the FDA to discuss a potential path forward for IV ganaxolone in RSE.

We are developing ganaxolone in formulations for two different routes of administration: IV and oral. The different formulations are intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid, and targets both synaptic and extrasynaptic GABAA. This unique receptor binding profile may contribute to the anticonvulsant, antidepressant and anxiolytic effects shown by neuroactive steroids in animal models, clinical trials or both.

Our Pipeline

We are pursuing the development of ganaxolone for selected indications based on the mechanism of action and clinical profile of ganaxolone, including the following programs:

Our Oral Product and Product Candidates

ZTALMY® (ganaxolone) oral suspension CV

ZTALMY is an oral suspension given three times per day that we have developed for the treatment of CDD-associated seizures. ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. We recorded ZTALMY net product revenue of $8.0 million and $15.5 million for the three and six months ended June 30, 2024, respectively. We recorded ZTALMY net product revenue of $4.2 million and $7.6 million for the three and six months ended June 30, 2023, respectively. On July 28, 2023, the EC granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. With the EC marketing authorization granted for ZTALMY, Orion, our commercialization partner for ZTALMY in Europe, announced it has begun preparations for the expected launch of ZTALMY in Europe in the second half of 2024, including engaging in the required processes for obtaining pricing and reimbursement approval in the various European countries. The pricing and reimbursement process can be time-consuming and may delay Orion’s commercial launch of ZTALMY in one or more European countries.

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

In June 2017, we were granted FDA orphan drug designation for ganaxolone for the treatment of CDD. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity, tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act filing fees. In July 2020, the FDA granted Rare Pediatric Disease Designation (RPD Designation) for ganaxolone for the treatment of CDD. The FDA grants RPD Designation for diseases that affect fewer than 200,000 people in the U.S. and in which the serious or life-threatening manifestations occur primarily in individuals 18 years of age and younger. Upon FDA approval of ZTALMY for CDD in March 2022, the FDA awarded us a Rare Pediatric Disease Priority Review Voucher (PRV), which we monetized in August 2022 for $110.0 million in cash. In August 2022, we received a letter from Purdue Neuroscience Company (Purdue) in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. We responded to Purdue that we did not agree with their claim. In February 2024, following discussions with Purdue, we agreed to pay Purdue $4.0 million in respect of its claim. The first $2.0 million installment was paid to Purdue in March 2024, and the second $2.0 million installment was paid in June 2024.

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

U.S. Sales Strategy.  Our U.S. commercial strategy divides our sales territories into 16 U.S. territories where our experienced regional account managers target key accounts and centers of excellence for CDD. Based on market research, we estimate the addressable patient population for ZTALMY for CDD in the U.S. is approximately 2,000 pediatric patients. As this is the first product approved by the FDA specifically for seizures associated with CDD and the International Classification of Diseases, Tenth Revision (ICD10) code for CDD was established in 2021, there is limited data available for this specific market. We have strengthened both our market access and field force teams, and both payer and customer engagement are ongoing.

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

Infrastructure.  We continue to enhance our internal capabilities and processes to support a commercial-stage company.  We have implemented a healthcare compliance program to guide our compliance with rules and regulations regarding pharmaceutical sales.

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

EC Post-Authorization Measures. In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures. The clinical study report (CSR) for Study 1042-HME-1001 was submitted in September 2023. The ganaxolone Steady-State Metabolite Study report, the final Study 1042-CDD-3001 CSR with the open-label trial completion, the M17 in vitro DDI study, and the M17 in vivo PK study with Brain Penetrance were submitted in December 2023. The updated Environmental Risk Assessment, including a Sediment Dwelling Organism toxicity study, was submitted in February 2024. The remaining post-marketing authorization measures include: participating in Study LLF001 (CANDID observational study) and providing annual updates; participating in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and providing six monthly updates; developing a sodium benzoate-free suspension and assessing the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time; conducting a 26-Week Oral Gavage Toxicity Study of M2; conducting a M2 Embryo-fetal Development study; and conducting a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested weight of evidence (WoE) assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. We expect to be able complete the remaining required studies and are working with the EMA with respect to the timing of their completion and submission.

Ganaxolone for CDD approved by the China National Medical Products Administration

On July 18, 2024, we announced that the CNMPA approved ganaxolone oral suspension for the treatment of epileptic seizures in patients two years of age and older with CDD. In November 2022, we entered into a collaboration agreement with Tenacia which granted Tenacia the right to develop and commercialize ganaxolone in Mainland China, Hong Kong, Macau and Taiwan in exchange for royalties and other payments associated with net sales and commercial and regulatory milestones.

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

The primary endpoint showed a median 16.6% reduction in 28-day frequency of TSC-associated seizures relative to the four-week baseline period. A secondary endpoint showed that the proportion of patients that achieved at least a 50% seizure reduction was 30.4%. During the trial, patients with focal seizures (n=19) showed a median 25.2% reduction in focal seizure frequency. Ganaxolone was generally well-tolerated with somnolence reported as the most common AE. In addition, one serious adverse event (SAE) of worsening seizures occurred, which was assessed by the investigator as treatment related. Four patients discontinued the trial due to AEs. Based on the reports of somnolence from the Phase 2 TSC trial, a revised titration schedule has been implemented in the TrustTSC trial designed to improve tolerability while titrating to effective therapeutic ganaxolone levels. To date, there is a less than 7% discontinuation rate in the overall blinded study population in the TrustTSC trial.

In response to our request for an end-of Phase 2 meeting with the FDA regarding a proposed Phase 3 TSC trial, the FDA provided written responses to our questions in lieu of a meeting. We believe the written responses show overall alignment on the clinical development plan in TSC, and with the FDA approval of CDD, that a single trial could serve as necessary support for regulatory approval of TSC in the U.S. In response to our request for Protocol Assistance, which is a special form of scientific advice available for developers of designated orphan medicines for rare diseases, the EMA provided written feedback in December 2021 in lieu of a meeting. We believe the written responses from the EMA, like those from the FDA, show overall alignment on the clinical development plan in TSC. After commencing site initiations in the U.S. and Europe in the first quarter of 2022, we began enrolling patients in this TrustTSC global Phase 3 randomized, double blind, placebo-controlled trial of adjunctive ganaxolone in approximately 128 patients with TSC-related seizures. Based on the sample size of 128 trial participants, the trial provides 90% power to detect a 25% difference in seizure reductions between ganaxolone and placebo. The trial fully enrolled 129 patients in May of 2024, with trial sites including several TSC centers of excellence, predominantly in the U.S., Western Europe, Canada, Australia, China and Israel. The primary endpoint is percent change in 28-day frequency of TSC-associated seizures, and we plan to announce top-line data in the first half of the fourth quarter of 2024.

In July 2023, the U.S. Patent and Trademark Office (USPTO) granted us a patent (U.S. Patent No. 11,701,367) on certain methods for treating TSC-related epilepsy by administering oral ganaxolone. This issued patent expires in 2040. In May 2024, the USPTO granted us a second patent (U.S. Patent No. 11,980,625) on methods for treating TSC-related epilepsy by administering oral ganaxolone. We continue to prosecute patent applications in this family relating to certain therapeutic regimens for the treatment of TSC.

Clinical Development in Lennox-Gastaut Syndrome (LGS), other epileptic encephalopathies, and Prodrug Development

We plan to expand our investment in ZTALMY to explore its potential in the treatment of other rare epilepsies. Preliminary planning is underway for a clinical trial that would assess oral ganaxolone for the treatment of a broad range of developmental and epileptic encephalopathies, including LGS, targeted to begin in the first half of 2025, pending the top-line data results from our TrustTSC trial. LGS is a severe form of epilepsy that typically begins between one and eight years of age. Affected children have neurodevelopmental impairments and intractable seizures, including focal, atonic, tonic, generalized tonic-clonic and atypical absence seizures. In March 2023, the FDA granted orphan drug designation to ganaxolone for the treatment of LGS. This designation applies to the active moiety of ganaxolone and is not dependent on the formulation. Given the overlap in seizure types and etiologies with CDD and other disorders where ganaxolone has therapeutic potential, such as TSC, we believe that LGS represents a promising opportunity for ZTALMY or the ganaxolone prodrug.

The development of ganaxolone prodrug compounds continues to advance with a lead oral candidate having been selected. We anticipate completion of investigational new drug (IND)-enabling studies for the oral prodrug in the second half of 2025, followed by an IND filing by the end of 2025 and the initiation of a Phase 1 trial(s) in early 2026, pending the top-line data results from our TrustTSC trial.

On November 7, 2023, the USPTO issued U.S. Patent No. 11,806,336 to Ovid with claims that encompass our product candidate for the treatment of LGS. The claims in the Ovid LGS patent cover the use of ganaxolone in the treatment of LGS and do not cover or impact the use of ganaxolone in any other indication. Ovid may file a lawsuit against us alleging infringement of its LGS patent claims. Any such proceeding, regardless of the outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, any such proceeding may cause negative publicity, adversely impact patients, and we may be prohibited from marketing or selling ganaxolone for LGS during such proceeding or if we are not successful in such proceedings. If Ovid does decide to bring an infringement lawsuit, we do not expect that it will be filed before a commercial launch of ganaxolone for LGS based upon the “safe harbor” provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). We may need to acquire or obtain a license to the Ovid LGS patent to market or sell ganaxolone for LGS, which may not be available on commercially acceptable terms or at all. If we are not able to acquire the Ovid LGS patent or negotiate a license on acceptable terms, and if our product is determined to infringe Ovid’s patent and such patent is determined to be valid, then we may be forced to pay Ovid royalties, damages and costs, or we may be prevented from commercializing ganaxolone for LGS altogether, which would have a material adverse impact on our business.

Our IV Product Candidates

Status Epilepticus (SE)

SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having ESE and those who then progress to and subsequently fail at least one second-line AED are classified as having RSE. In RSE, synaptic GABAA receptors are internalized into the neuron, resulting in decreased responsiveness to drugs such as benzodiazepines. RSE unresponsiveness to one or more second-line AEDs may require treatment with IV anesthesia to terminate seizures and prevent neuronal injury and other complications. The IV anesthetic is increased to a level that induces deep coma and is maintained at that rate for 24 hours or more. SE that recurs following an attempted wean of IV anesthesia is classified as super refractory status epilepticus (SRSE). In April 2016, we were granted FDA orphan drug designation for the IV formulation of ganaxolone for the treatment of SE, which includes RSE.

In January 2021, we enrolled the first patient in the RAISE trial, a randomized, double-blind, placebo-controlled trial in patients with RSE, who have failed two or more antiseizure medications. The RAISE trial has approximately 70 trial sites, primarily in the U.S. and Canada. It was designed to enroll approximately 124 patients who were randomized to receive ganaxolone or placebo added to standard of care. We reached alignment with the FDA on a protocol amendment, including a proposal for an interim analysis when two-thirds of the patients (approximately 82) had completed assessment of the primary and key secondary trial endpoints. The enrollment target for the interim analysis was completed in the first quarter of 2024. On April 15, 2024, we announced that the trial did not meet the pre-defined interim analysis stopping criteria on the co-primary endpoints. We decided to complete enrollment in the RAISE trial at 100 patients. On June 17, 2024, we announced top-line results of the RAISE trial, which showed that the trial met its first co-primary endpoint, with a statistically significant proportion of patients achieving SE cessation within 30 minutes of initiating IV ganaxolone compared to placebo: 80% vs. 13%, respectively (p< 0.0001). However, the trial failed to achieve statistical significance on its second co-primary endpoint, the proportion of patients not progressing to IV anesthesia for 36 hours following initiation of IV ganaxolone compared to placebo: 63% vs. 51%, respectively (p=0.162). The incidence of SAEs was similar between the treatment and placebo arms (n=19 for IV ganaxolone, n=18 for placebo), with hypotension being more commonly seen in the IV ganaxolone arm. Other secondary endpoints, including escalation of treatment with either IV ASMs or IV anesthesia within 24 hours and reduction in electroencephalogram (EEG) seizure burden, at 36 hours favored ganaxolone. We continue to analyze the full RAISE trial dataset and plan to request a meeting with the FDA to discuss a potential path forward for IV ganaxolone in RSE.

To date, we have provided IV ganaxolone for treatment of SRSE in 31 patients under emergency IND applications. Pending the outcome of discussions with the FDA regarding IV ganaxolone in RSE, it is possible that we may re-initiate clinical programs for IV ganaxolone including a proof-of-concept study in SRSE.

We commenced a separate Phase 3 RSE trial to support an MAA in Europe (RAISE II) in 2023. In the second quarter of 2024, we decided to discontinue the RAISE II trial.

On September 7, 2021, the USPTO granted us a patent (U.S. Patent No. 11,110,100) on a method of treating SE which includes claims related to our clinical therapeutic regimen for the treatment of SE using IV ganaxolone. This issued patent expires in 2040. That patent is a member of a patent family we own that includes pending patent applications that claim certain therapeutic regimens for the treatment of SE, including RSE, using intravenous ganaxolone. The USPTO granted us a second patent for SE on June 20, 2023 (U.S. Patent No.11,679,117) with claims that cover therapeutic regiments in which high doses of ganaxolone are administered, which we believe is relevant for some patients, and strengthens our intellectual property portfolio for the treatment of SE, including SRSE, using ganaxolone.

In July 2022, the USPTO issued U.S. Patent No. 11,395,817 (Ovid ‘817 Patent) to Ovid Therapeutics, Inc. (Ovid) with claims that may encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of the Ovid ‘817 Patent with the USPTO Patent Trial and Appeal Board (PTAB). Our petition for PGR argues that the claims of the Ovid ‘817 Patent are unpatentable on multiple grounds. Ovid filed a preliminary response to our petition on June 20, 2023. In Ovid’s reply to our request for PGR, Ovid disclaimed claims 1-21, 23 and 24 of the Ovid ‘817 Patent, which has the effect of erasing these claims from the patent, irrespective of the outcome of the PGR. On August 17, 2023, the PTAB issued a decision granting institution of our petition seeking PGR of the Ovid ‘817 Patent. In instituting the PGR, the PTAB stated that it was more likely than not that we would be able to invalidate the remaining claims (22 and 25-31) of the Ovid ‘817 Patent during the proceeding. On August 1, 2024, the PTAB issued its final written decision on the PGR (Marinus Pharms., Inc. v. Ovid Therapeutics, Inc., PGR2023-00020, Paper 41 (Aug. 1, 2024)), concluding that all remaining claims—claims 22 and 25-31—were unpatentable as obvious. The decision is publicly available on the Patent Office’s website (PTAB Open Data (uspto.gov)). If Ovid wishes to request rehearing or review of the decision, Ovid could file for rehearing or seek Director review at the PTAB within 30 days from the August 1, 2024 PTAB decision date.  If Ovid wishes to appeal the decision to the U.S. Court of Appeals for the Federal Circuit, Ovid could file a notice of appeal to the Federal Circuit 63 days from the August 1, 2024 PTAB decision date.  If Ovid chooses to file for rehearing or seek Director review with the PTAB before appealing to the Federal Circuit, the time to file a notice of appeal would run from the date the PTAB acts on the rehearing or Director review request. The entire process of a Federal Circuit appeal can take approximately 15 to 24 months to complete.

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

On March 24, 2024, Ovid filed an Inter Partes Review (IPR) challenge of one of our patents for the use of ganaxolone in treating SE and RSE (U.S. Patent No. 11,110,100). We filed our preliminary response to the IPR on June 26, 2024. Following our response, the PTAB will have 3 months to determine whether or not to institute the Ovid IPR. If the PTAB institutes the IPR, it will not be a final decision on the patentability of the patent’s claims. If instituted, a final decision on the patentability of the claims is expected to be issued by the PTAB in October 2025 after consideration of the full record developed during the proceeding. If we do not prevail in the IPR proceeding, the decision can be appealed to the Court of Appeals for the Federal Circuit. If an appeal is not successful, our ability to obtain patent protection for use of IV ganaxolone in the treatment of SE or RSE may be limited. The inability to obtain meaningful patent protection for the use of IV ganaxolone in the treatment of SE or RSE could have a material adverse impact on our business.

Operations

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, raising capital, partnering ZTALMY in certain geographies and the early commercialization of ZTALMY. We have funded our operations primarily through sales of equity and debt securities. We recorded $8.0 million and $15.5 million of ZTALMY net sales in the three and six months ended June 30, 2024, respectively. We recorded $4.2 million and $7.6 million of ZTAMLY net sales in the three and six months ended June 30, 2023, respectively. Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. We incurred Net losses of $35.8 million and $74.5 million for the three and six months ended June 30, 2024, respectively. We incurred Net losses of $31.9 million and $66.7 million for the three and six months ended June 30, 2023, respectively. Our accumulated deficit as of June 30, 2024 was $646.4 million.

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

We had Cash and cash equivalents of $64.7 million as of June 30, 2024. We believe that our existing cash, cash equivalents as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. This expectation includes cost reduction activities that were implemented in the second quarter of 2024. We will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

Financial Overview

Product Revenue, net

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment in the third quarter of 2022. We have three customers, one of which, Orsini, a specialty pharmacy that dispenses ZTALMY directly to patients, represents approximately 99% of our ZTALMY revenue to date. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

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

Federal Contract Revenue

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of preclinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone API (Option 2), (ii) changes the end date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million. In September 2023, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from December 31, 2023 to September 30, 2024.

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

Tenacia will be primarily responsible for the development of Licensed Products in the Territory and regulatory interactions related thereto, including conducting and sponsoring clinical studies in the Field in the Territory to support regulatory filings in the Territory. All regulatory approvals filed by Tenacia in the Territory will be in the name of and owned by us unless otherwise required by applicable law, in which case such regulatory approvals would be in the name of and owned by Tenacia for the benefit of us. We and Tenacia agreed to enter into clinical and commercial supply agreements pursuant to which we will supply Tenacia with its requirements of Licensed Products necessary for Tenacia to develop and commercialize Licensed Products in the Field in the Territory. The parties entered into one such clinical and commercial supply agreement in May 2023. The agreement contains pricing, delivery, acceptance, payment, termination, forecasting, and other terms consistent with the Tenacia Collaboration Agreement, as well as certain quality assurance, indemnification, liability and other standard industry terms. Tenacia will be responsible for, at Tenacia’s sole cost and expense, obtaining regulatory approval and commercializing the Licensed Product in the Field in Mainland China. Tenacia enrolled patients in our Phase 3 randomized, double blind, placebo-controlled trial (TrustTSC trial) of adjunctive ganaxolone.

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

Restructuring Costs

Restructuring costs primarily consist of severance payments, employee benefits and related costs, as well as noncash stock compensation expense and contract termination costs. Restructuring costs are expensed when incurred.

Cost of Product Revenue

Cost of product revenue includes the cost of inventory sold, which includes direct manufacturing and supply chain costs. Also included in Cost of product revenue are royalty payments owed to Purdue Neuroscience Company (Purdue) and Ovid in accordance with the respective license agreements. We began capitalizing Inventory related to ZTALMY subsequent to the March 2022 FDA approval of ZTALMY, as the related costs were expected to be recoverable through the commercialization and subsequent sale of ZTALMY. Prior to FDA approval of ZTALMY, costs estimated at approximately $2.0 million for commercially saleable product and materials were incurred and included in Research and development expenses. As a result, Cost of product revenues related to ZTALMY initially reflected a lower average per unit cost of materials, and continued to do so into the second quarter of 2024, as previously expensed inventory was utilized for commercial production and sold to customers. We expect Cost of product revenues related to ZTALMY to begin to reflect the current on-going average per unit cost of materials for the remainder of 2024 and thereafter.

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

Results of Operations

Product Revenue, net

We recognized $8.0 million and $4.2 million of ZTALMY net product revenue for the three months ended June 30, 2024 and June 30, 2023, respectively. We recognized $15.5 million and $7.6 million of ZTALMY net product revenue for the six months ended June 30, 2024 and June 30, 2023, respectively. The increases in the both the three and six months ended June 30, 2024 compared to the 2023 periods were primarily due to an increase in patients in the three and six months ended June 30, 2024 as ZTALMY had only recently become available for commercial sale and shipment in the comparable 2023 periods.

Federal Contract Revenue

We recognized $0.1 million and $1.8 million of federal contract revenue for the three months ended June 30, 2024 and June 30, 2023, respectively, as a result of the BARDA Contract. We recognized $0.2 million and $8.9 million of federal contract revenue for the six months ended June 30, 2024 and June 30, 2023, respectively, as a result of the BARDA Contract. The decreases in both the three and six months ended June 30, 2024 compared to the 2023 periods primarily related to expenses incurred in connection with on-going validation of a new third-party supplier of ganaxolone API in the 2023 periods, and no revenue related to the base period funding in 2024. As of December 31, 2023, the entire base period funding had been recorded, resulting in no revenue for the base period funding in the three and six months ended June 30, 2024.

Collaboration Revenue

Collaboration revenue, which resulted from our agreement with Biologix, was less than $0.1 million for the three and six months ended June 30, 2024 and June 30, 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
CDKL5 deficiency disorder (1)	$209	$816	$427	$2,055
PCDH19-related epilepsy (2)	—	31	47	125
Tuberous Sclerosis (3)	3,816	3,585	6,643	7,374
Drug Development – Suspension (4)	1,229	888	2,767	1,158
Oral Indications Subtotal	5,254	5,320	9,884	10,712

Status epilepticus (5)	4,263	3,578	8,479	6,580
Drug Development – IV (6)	870	939	2,293	9,428
IV Indications Subtotal	5,133	4,517	10,772	16,008

Other research and development (7)	1,168	632	3,032	1,828
Indirect research and development (8)	9,342	10,943	21,327	20,797
Total	$20,897	$21,412	$45,015	$49,345

(1)	The decrease in the three months ended June 30, 2024 compared to the 2023 period was due to decreased clinical trial activity in the three months ended June 30, 2024. The decrease in the six months ended June 30, 2024 compared to the 2023 period was due to decreased clinical trial activity in the six months ended June 30, 2024 as compared to the 2023 period and increased activity associated with the MAA application and review in the six months ended June 30, 2023 with no comparable costs in the 2024 period.
(2)	Costs remained relatively consistent in the three and six months ended June 30, 2024 compared to the 2023 periods.
(3)	The increase in the three months ended June 30, 2024 compared to the 2023 period was primarily due to increased Phase 3 TSC trial activity in the 2024 period. The decrease in the six months ended June 30, 2024 compared to the 2023 period was due primarily to increased global site activity in the 2023 period which was partially offset by increased Phase 3 TSC trial activity in the 2024 period.
(4)	The increases in the three and six months ended June 30, 2024 compared to the 2023 periods were due primarily to higher manufacturing development activity related to clinical trial batches than in the prior 2023 periods.
(5)	The increases in the three and six months ended June 30, 2024 compared to the 2023 periods were due primarily to increased RAISE and RAISE II trial and close out activities in the 2024 period.

(6)	The decreases in the three and six months ended June 30, 2024 compared to the 2023 periods were due primarily to the start-up costs associated with validation of a new third-party U.S. supplier of ganaxolone API in the 2023 periods.
(7)	The increase in the three and six months ended June 30, 2024 compared to the 2023 periods were due primarily to an increase in safety studies, as well as an increase in post-marketing studies. Other research and development expenses include external expenses associated with preclinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies and studies related to post-marketing commitments, and other professional fees.
(8)	The decrease in the three months ended June 30, 2024 compared to the 2023 period was primarily related to decreases in personnel costs and manufacturing activities. The increase in the six months ended June 30, 2024 compared to the 2023 period was primarily related to increased costs related to software and personnel, which were partially offset by a decrease in manufacturing activities. Indirect research and development expenses include personnel costs and non-study specific research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.7 million and $35.3 million for the three and six months ended June 30, 2024, respectively. Selling, general and administrative expenses were $15.7 million and $30.9 million for the three and six months ended June 30, 2023, respectively. The primary drivers of the increase for the three months ended June 30, 2024 compared to the 2023 period were $0.8 million in increased professional fees, $0.7 million in increased stock-based compensation costs, and $0.6 million in increased commercial costs, which were partially offset by $0.5 million in decreased personnel costs, $0.3 million in decreased software related expenses and $0.3 million in decreased consulting fees. The primary drivers of the increase for the six months ended June 30, 2024 compared to the 2023 period were $2.1 million in increased commercial costs, $1.7 million in increased professional fees and $1.7 million in increased stock-based compensation costs, which were partially offset by $0.6 million in decreased software related expenses and $0.5 million in decreased consulting costs.

Restructuring Costs

Restructuring costs were approximately $2.0 million for the three and six months ended June 30, 2024, with no comparable costs in 2023, and primarily consisted of severance payments, employee benefits and related costs, as well as noncash stock compensation expense and contract termination costs.

Interest Income

Interest income was $1.1 million and $2.6 million for the three and six months ended June 30, 2024 compared to $2.1 million and $4.5 million for the three and six months ended June 30, 2023 and consisted of interest earned on Cash and cash equivalents and Short-term investments. The decreases were due to a decrease in Cash and cash equivalent and Short-term investments in the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023.

Interest Expense

Interest expense was $4.6 million and $9.0 million for the three and six months ended June 30, 2024, respectively, compared to $4.2 million and $8.4 million for the three and six months ended June 30, 2023. Interest expense for the six months ended June 30, 2024 included $4.6 million of interest paid and $1.0 million of debt amortization in connection with our Note Payable (Note 10 in accompanying notes to consolidated financial statements), and $3.2 million of non-cash interest expense and $0.2 million of debt amortization related to our Revenue interest financing payable (Note 11 in accompanying notes to consolidated financial statements). Interest expense for the six months ended June 30, 2023 included $4.3 million of interest paid and $1.0 million of debt amortization in connection with our Note Payable, and $2.9 million of non-cash interest expense and $0.1 million of debt amortization related to our revenue interest financing payable,

Other Income (expense), net

Other income (expense), net was less than $0.1 million for each of the three and six months ended June 30, 2024 and 2023. Other income (expense), net consists principally of non-operational transactions, gains or losses on disposal of fixed assets held for sale, foreign currency transactions, and fair value adjustments.

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses. We incurred a Net loss of $74.5 million for the six months ended June 30, 2024. Our Cash used in operating activities was $68.3 million for the six months ended June 30, 2024 compared to $65.8 million for the six months ended June 30, 2023. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt.

In August 2022, we received a letter from Purdue in which Purdue claimed that it was owed $5.5 million by us from the sale of the PRV pursuant to the Purdue License Agreement. We responded to Purdue that we did not agree with their claim. In February 2024, following discussions with Purdue, we agreed to pay Purdue $4.0 million in respect of its claim. We paid the first installment of $2.0 million in March 2024 and the second installment of $2.0 million in June 2024.

In September 2023, in connection with the amended Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), we received net proceeds totaling approximately $25.9 million from the sale of 3.7 million shares of our common stock at an average price of $7.17 per share.

As of June 30, 2024, we had Cash and cash equivalents $64.7 million. We did not have any Short-term investments as of June 30, 2024. We believe that our existing Cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. This expectation includes cost reduction activities that were implemented in the second quarter of 2024. We will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone.

Oaktree Credit Agreement

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022, October 28, 2022 and June 6, 2024 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, Lenders) that provided for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million that was available to us in five tranches (collectively, Term Loans). As of June 30, 2024, we had drawn on three tranches with no additional funds available thereunder.

We received $15.0 million of Tranche A-1 Term Loans on the Closing Date, $30.0 million of Tranche A-2 Term Loans in September 2021 after formal acceptance by the FDA of an NDA filing relating to the use of ganaxolone in the treatment of CDD, and $30.0 million of Tranche B Term Loans in March 2022 after FDA approval of ZTALMY for CDD. In connection with the second amendment to the Credit Agreement, we prepaid $15.0 million of the Tranche B Term Loans in June 2024 as well as the associated prepayment penalties, exit fee and accrued interest. Additionally, during the six months ended June 30, 2024, we began paying the required quarterly principal payments. As of June 30, 2024, the loans under the Credit Agreement consisted of $58.1 million of previously drawn Term Loans with no additional funds available thereunder.

The Term Loans mature on May 11, 2026 (Maturity Date). The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50%, and we are required to make quarterly interest payments until the Maturity Date. We are also required to make quarterly principal payments beginning on June 30, 2024 in an amount equal to 2.5% of the aggregate amount of the previously drawn Term Loans, and continuing until 2025, at which time we are required to make quarterly principal payments in an amount equal to 5.0% of the aggregate amount of the previously drawn Term Loans until the Maturity Date. On the Maturity Date, we are required to pay in full all outstanding Term Loans and other amounts owed under the Credit Agreement.

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

BARDA Contract

In September 2020, we entered into a contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), a division of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response. Under the BARDA Contract, we received an award of up to an estimated $51 million for development of IV-administered ganaxolone for the treatment of RSE. The BARDA Contract provides for funding to support, on a cost-sharing basis, the completion of a Phase 3 clinical trial of IV-administered ganaxolone in patients with RSE, which covers the RAISE trial, funding of preclinical studies to evaluate IV-administered ganaxolone as an effective treatment for RSE due to chemical nerve gas agent exposure, and funding of certain ganaxolone manufacturing scale-up and regulatory activities. In March 2022, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from September 1, 2022 to December 31, 2023. In September 2022, we entered into an amendment with BARDA that, among other things, (i) provides for the exercise of BARDA’s option under the BARDA Contract to support U.S. onshoring of the manufacturing capabilities for ganaxolone API (Option 2), (ii) changes the end date of our performance period under Option 2 from December 31, 2026 to July 31, 2025, (iii) increases the government cost share amount under Option 2 from approximately $11.5 million to approximately $12.3 million, and (iv) increases our cost share amount under Option 2 from approximately $4.9 million to approximately $5.3 million. In September 2023, we entered into an amendment with BARDA to extend the end date of our base performance period for funding under the BARDA Contract from December 31, 2023 to September 30, 2024.

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

Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended EDA), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a specified maximum aggregate offering price. The Amended EDA was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended EDA. Subject to the terms and conditions of the Amended EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. We did not sell any shares of our common stock during each of the three and six months ended June 30, 2024 and June 30, 2023 under the EDA. As of June 30, 2024, we had up to $48.6 million of shares of common stock that may be issued and sold under the Amended EDA.

Cash Flows

Operating Activities. Cash used in operating activities was $68.3 million and $65.8 million for the six months ended June 30, 2024 and 2023, respectively. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, interest accretion net of cash paid, stock-based compensation, and changes in the net contract assets/liabilities related to the Orion, Tenacia and Biologix Collaboration Agreements, the change in cash used in operating activities for the six months ended June 30, 2024 compared to the same period in 2023, was primarily the result of decreases in the changes in accounts payable, accrued expenses, including the $4.0 million installment to be paid to Purdue, other long term-liabilities, prepaid expenses, other current assets, inventory and accounts receivable and an increase in operating expenses for the six months ended June 30, 2024 as compared to the 2023 period, a portion of which was due to restructuring costs including $0.7 million of personnel related restructuring costs paid in the six months ended June 30, 2024.

Investing Activities. Cash provided by investing activities for the six months ended June 30, 2024 represents $29.9 million in maturities of Short-term investments, which was partially offset by less than $0.1 million in purchases of lab equipment. Cash used in investing activities for the six months ended June 30, 2023 represents $52.0 million in purchases of Short-term investments, which was partially offset by $5.0 million in maturities of Short-term investments.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2024 represents $17.7 million in principal prepayments, including associated financing costs and exit fees, on our Long-term debt and $0.3 million in proceeds from the exercise of stock options. Cash provided by financing activities for the six months ended June 30, 2023 was less than $0.1 million and represented $0.5 million in proceeds from the exercise of stock options, which was partially offset by $0.4 million of other financing activities.

Funding Requirements

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses. We incurred Net losses of $35.8 million and $74.5 million for the three and six months ended June 30, 2024, respectively. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis.

We had Cash and cash equivalents of $64.7 million as of June 30, 2024. We believe that our existing Cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. This expectation includes cost reduction activities that were implemented in the second quarter of 2024. We will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization and planned research and development activities with respect to ganaxolone. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders, or engage in federal contracts or other partnerships. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended June 30, 2024, there were no significant changes to our critical accounting policies from those described in our annual consolidated financial statements for the year ended December 31, 2023, which we included in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act), and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. Other than as described below, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition.

On June 5, 2024, a securities class action lawsuit captioned Bishins v. Marinus Pharmaceuticals, Inc., et. al., Case 2:24-cv-02430, was filed against us and certain of our officers in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning our RAISE and RAISE II clinical trials. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. Motions to appoint lead plaintiffs and lead counsel for the action were due on August 5, 2024. One purported stockholder filed a motion by the August 5 deadline. That motion is currently pending, and we intend to move to dismiss the complaint once a schedule has been set. We intend to vigorously defend against this action.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as follows:

We and certain of our officers have been named as defendants in a pending securities class action lawsuit. This lawsuit, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit, and any other lawsuits to which we are subject, will be costly to defend and is uncertain in its outcome.

On June 5, 2024, a securities class action lawsuit captioned Bishins v. Marinus Pharmaceuticals, Inc., et. al., Case 2:24-cv-02430 was filed against us and certain of our officers in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (Exchange Act) and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning our RAISE and RAISE II clinical trials. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. Motions to appoint lead plaintiffs and lead counsel for the action were due on August 5, 2024. One purported stockholder filed a motion by the August 5 deadline. That motion is currently pending, and we intend to move to dismiss the complaint once a schedule has been set.

We intend to vigorously defend against this action. However, whether or not the claim is successful, litigation is often expensive and can divert management’s attention and resources from other business concerns, which could adversely affect our business.

We currently are not able to estimate the possible cost to us from this action, as the pending lawsuit is currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuit or the possible amount of any damages that we may be required to pay. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may be the target of similar litigation in the future. The market price of our common stock has experienced and may continue to experience volatility, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. Any future litigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. We maintain liability insurance; however, if any costs or expenses associated with the pending lawsuit or any other litigation exceed our insurance coverage, we may be forced to bear some or all costs and expenses directly, which could adversely affect our business, financial condition, results of operations or stock price.

An unfavorable outcome with the pending lawsuit or any other litigation could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows, which, in turn, may result in or may contribute to an inability by us to meet the financial covenant contained in the RIFA.

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

In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures. The clinical study report (CSR) for Study 1042-HME-1001 was submitted in September 2023. The ganaxolone Steady-State Metabolite Study report, the final Study 1042-CDD-3001 CSR with the open-label trial completion, the M17 in vitro DDI study, and the M17 in vivo PK study with Brain Penetrance were submitted in December 2023. The remaining post-marketing authorization measures include: participating in Study LLF001 (CANDID observational study) and providing annual updates; participating in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and providing six monthly updates; conducting a toxicity study with a sediment dwelling organism and an updated Environmental Risk Assessment; developing a sodium benzoate-free suspension and assessing the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time; conducting a 26-Week Oral Gavage Toxicity Study of M2; conducting a M2 Embryo-fetal Development study; and conducting a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested WoE assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. While we expect to be able complete the remaining required studies within the requested EMA timeframe, there is a risk that the studies could take longer or the studies may have adverse findings which may require additional investments and have the potential to materially impact the label or our ability to marker ZTALMY.

In January 2021, we enrolled the first patient in the RAISE trial, a randomized, double-blind, placebo-controlled trial in patients with RSE, who have failed two or more antiseizure medications. The RAISE trial has approximately 70 trial sites, primarily in the U.S. and Canada. It was designed to enroll approximately 124 patients who were randomized to receive ganaxolone or placebo added to standard of care. We reached alignment with the FDA on a protocol amendment, including a proposal for an interim analysis when two-thirds of the patients (approximately 82) had completed assessment of the primary and key secondary trial endpoints. The enrollment target for the interim analysis was completed in the first quarter of 2024. On April 15, 2024, we announced that the trial did not meet the pre-defined interim analysis stopping criteria on the co-primary endpoints. We decided to complete enrollment in the RAISE trial at 100 patients. On June 17, 2024, we announced top-line results of the RAISE trial, which showed that the trial met its first co-primary endpoint, with a statistically significant proportion of patients achieving SE cessation within 30 minutes of initiating IV ganaxolone compared to placebo: 80% vs. 13%, respectively (p<0.0001). However, the trial failed to achieve statistical significance on its second co-primary endpoint, the proportion of patients not progressing to IV anesthesia for 36 hours following initiation of IV ganaxolone compared to placebo: 63% vs. 51%, respectively (p=0.162). The incidence of SAEs was similar between the treatment and placebo arms (n=19 for IV ganaxolone, n=18 for placebo), with hypotension being more commonly seen in the IV ganaxolone arm. Other secondary endpoints, including escalation of treatment with either IV ASMs or IV anesthesia within 24 hours and reduction in electroencephalogram (EEG) seizure burden, at 36 hours favored ganaxolone. We continue to analyze the full RAISE trial dataset and plan to request a meeting with the FDA to discuss a potential path forward for IV ganaxolone in RSE.

In August 2021, we reported data from an open-label, single-arm Phase 2 trial evaluating the safety and effectiveness of adjunctive oral ganaxolone treatment in 23 patients with TSC. The primary endpoint showed a median 16.6% reduction in 28-day frequency of TSC-associated seizures relative to the four-week baseline period. In addition, data from the Phase 2 TSC trial suggested that in patients on concomitant Epidiolex, early elevation of ganaxolone blood levels occurred and appeared to be linked to greater somnolence. A formal Phase 1 drug-drug interaction trial was completed, demonstrating a lack of significant interaction between ganaxolone and Epidiolex. Additionally, the titration schedule for all subjects in the TrustTSC trial has been adjusted to maximize tolerability. Undesirable side effects could delay clinical trials and result in the FDA or other regulatory authorities requiring us to conduct additional studies or trials for our product candidate either prior or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies, or it may object to elements of our clinical development program. There is also a risk that the TrustTSC trial will generate data that is not sufficient to support regulatory approvals for this indication.

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

We are conducting clinical development activities for ganaxolone across multiple indications. Success in preclinical studies and early clinical trials in one indication does not ensure that later clinical trials in such indication or other indications will generate adequate data to demonstrate the efficacy and safety of ganaxolone in one or more indications. Furthermore, unfavorable clinical trial results in one ganaxolone indication may adversely impact our ability to continue to develop such indication or other ganaxolone indications. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier studies and clinical trials. For example, while ganaxolone showed statistical separation from placebo in a Phase 2 clinical trial in adjunctive treatment of adults with focal onset seizures, it failed to show a similar statistically significant separation in a Phase 3 clinical trial for the same indication. As a result, we discontinued our program in adult focal onset seizures and began to focus our efforts on advancing ganaxolone in RSE and pediatric orphan genetic epilepsy indications. Further, in April 2024, the independent DMC completed its review of the RAISE trial interim analysis and found that the trial did not meet the pre-defined interim analysis stopping criteria on the co-primary endpoints, and the DMC recommendation was that the trial may continue without modification. On June 17, 2024, we announced top-line results of the RAISE trial, which showed that the trial met its first co-primary endpoint, with a statistically significant proportion of patients achieving SE cessation within 30 minutes of initiating IV ganaxolone compared to placebo: 80% vs. 13%, respectively (p<0.0001). However, the trial failed to achieve statistical significance on its second co-primary endpoint, the proportion of patients not progressing to IV anesthesia for 36 hours following initiation of IV ganaxolone compared to placebo: 63% vs. 51%, respectively (p=0.162). We continue to analyze the full RAISE trial dataset and plan to request a meeting with the FDA to discuss a potential path forward for IV ganaxolone in RSE.

We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ganaxolone in any particular jurisdiction or indication. If clinical trials underway or conducted in the future do not produce favorable results, our ability to achieve regulatory approval for ganaxolone in those indications may be adversely impacted. Further, even if we believe the data collected from our clinical trials of ganaxolone are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” (as those terms are defined under Item 408 of Regulation S-K).

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

3.8	Delaware Certificate of Change of Registered Agent. (Incorporated by reference to Exhibit 3.8 to Form 10-Q quarterly report filed on May 12, 2022.)
4.1	Specimen Certificate evidencing shares of Marinus Pharmaceuticals, Inc.’s common stock. (Incorporated by reference to Exhibit 4.1 to Form S-1/A registration statement filed on July 18, 2014.)
4.2	Form of Pre-funded Warrant to Purchase Common Stock. (Incorporated by reference to Exhibit 4.1 to Form 8-K current report filed on November 10, 2022.)
10.1	Marinus Pharmaceuticals, Inc. 2024 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on May 24, 2024.)
10.2

Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Marinus Pharmaceuticals, Inc. 2024 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.3 to Form S-8 registration statement filed on June 6, 2024.)

10.3

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Marinus Pharmaceuticals, Inc. 2024 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.4 to Form S-8 registration statement filed on June 6, 2024.)

10.4

Form of Nonqualified Stock Option Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2024 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Form S-8 registration statement filed on June 6, 2024.)

10.5

Form of Restricted Stock Unit Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2024 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to Form S-8 registration statement filed on June 6, 2024.)

10.6

Form of Nonqualified Stock Option Agreement for Employees granted as an Inducement Award under the Marinus Pharmaceuticals, Inc. 2024 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.7 to Form S-8 registration statement filed on June 6, 2024.)

10.7

Form of Incentive Stock Option Agreement for Employees under the Marinus Pharmaceuticals, Inc. 2024 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.8 to Form S-8 registration statement filed on June 6, 2024.)

10.8

Second Amendment to Credit Agreement, dated June 6, 2024, by and among Marinus Pharmaceuticals, Inc., as Borrower, Oaktree Fund Administration, LLC, as Administrative Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on June 6, 2024.)

10.9

First Amendment to Revenue Interest Financing Agreement, dated June 6, 2024, by and between Marinus Pharmaceuticals, Inc. and Sagard Healthcare Royalty Partners, LP. (Incorporated by reference to Exhibit 10.2 to Form 8-K current report filed on June 6, 2024.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act (filed herewith.)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer (furnished herewith.)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN, M.D.	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	August 13, 2024
Scott Braunstein, M.D.

/s/ STEVEN PFANSTIEL	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 13, 2024
Steven Pfanstiel