Form 10-Q
period 2024-09-30
MARINUS PHARMACEUTICALS, INC.
filed 2024-11-12
CIK 1267813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 5, 2024, was: 55,185,622.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “Marinus,” “we,” “us,” and “our” include Marinus Pharmaceuticals, Inc. and its wholly owned subsidiary, Marinus Pharmaceuticals Emerald Limited, an Ireland company.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$42,184	$120,572
Short-term investments	—	29,716
Accounts receivable, net	3,840	3,799
Inventory	6,717	2,413
Prepaid expenses and other current assets	4,660	8,746
Total current assets	57,401	165,246
Property and equipment, net	4,882	3,843
Other assets	1,341	1,819
Total assets	$63,624	$170,908
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,707	$4,003
Current portion of notes payable	13,475	11,551
Current portion of revenue interest financing payable	3,163	2,211
Accrued expenses	14,159	22,859
Total current liabilities	34,504	40,624
Notes payable, net of deferred financing costs	41,713	61,423
Revenue interest financing payable, net of deferred financing costs	36,039	33,766
Contract liabilities, net	18,108	17,545
Other long-term liabilities	—	785
Total liabilities	130,364	154,143
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 55,192,929 issued and 55,185,622 outstanding at September 30, 2024 and 54,585,428 issued and 54,578,121 outstanding at December 31, 2023	55	55
Additional paid-in capital	603,853	588,656
Treasury stock at cost, 7,307 shares at September 30, 2024 and December 31, 2023	—	—
Accumulated other comprehensive loss	—	(20)
Accumulated deficit	(670,648)	(571,926)
Total stockholders’ (deficit) equity	(66,740)	16,765
Total liabilities and stockholders’ (deficit) equity	$63,624	$170,908

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Product revenue, net	$8,468	$5,429	$23,928	$13,010
Federal contract revenue	56	1,891	295	10,753
Collaboration revenue	17	18	53	36
Total revenue	8,541	7,338	24,276	23,799

Expenses:
Research and development	16,334	23,661	61,349	73,006
Selling, general and administrative	12,573	14,868	47,909	45,794
Restructuring Costs	—	—	1,950	—
Cost of product revenue	714	455	2,205	1,047
Total expenses	29,621	38,984	113,413	119,847
Loss from operations	(21,080)	(31,646)	(89,137)	(96,048)
Interest income	598	1,895	3,169	6,366
Interest expense	(3,843)	(4,242)	(12,806)	(12,597)
Other income, net	100	1,021	52	1,105
Loss before income taxes	(24,225)	(32,972)	(98,722)	(101,174)

Benefit for income taxes	—	—	—	1,538
Net loss applicable to common shareholders	$(24,225)	$(32,972)	$(98,722)	$(99,636)
Per share information:
Net loss per share of common stock—basic and diluted	$(0.42)	$(0.61)	$(1.73)	$(1.89)
Basic and diluted weighted average shares outstanding	57,229,229	53,920,109	57,049,038	52,755,114
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	—	43	20	(71)
Total comprehensive loss	$(24,225)	$(32,929)	$(98,702)	$(99,707)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(98,722)	$(99,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405	426
Amortization of debt issuance costs	2,278	1,659
Accretion of revenue interest financing debt, net of cash paid	2,784	4,421
Amortization of discount on short-term investments	(149)	(995)
Stock-based compensation expense	14,940	11,638
Amortization of net contract asset/liability	(1,018)	(1,259)
Noncash lease expense	112	146
Noncash lease liability	567	300
Write off of fixed assets	—	61
Write off of right-of-use assets	757	—
Changes in operating assets and liabilities:
Net contract asset/liability	1,581	2,079
Prepaid expenses and other current assets, non-current assets, inventory and accounts receivable	(1,174)	(6,290)
Accounts payable and accrued expenses	(10,116)	(3,559)
Net cash used in operating activities	(87,755)	(91,009)
Cash flows from investing activities
Proceeds from sale of property and equipment	—	9
Maturities of short-term investments	29,885	17,000
Purchases of short-term investments	—	(51,995)
Purchases of property and equipment	(1,152)	(85)
Net cash provided by (used in) investing activities	28,733	(35,071)
Cash flows from financing activities
Proceeds from exercise of stock options	257	783
Prepayments of long-term debt, including financing costs	(19,623)	—
Other cash flows from financing activities	—	(737)
Proceeds from equity offerings, net of offering costs	—	25,920
Net cash (used in) provided by financing activities	(19,366)	25,966
Net decrease in cash and cash equivalents	(78,388)	(100,114)
Cash and cash equivalents—beginning of period	120,572	240,551
Cash and cash equivalents—end of period	$42,184	$140,437
Supplemental disclosure of cash flow information
Unrealized gain (loss) on short-term investments	$20	$(71)
Financing costs	$—	$97
Property and equipment in accounts payable	$221	$—
Cash paid for interest during the period	$7,944	$6,540
Cash paid for income taxes during the period	$—	$903

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

(in thousands)

(unaudited)

								Accumulated
	Series A				Additional			Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit) Equity
Balance, December 31, 2022	4,300	$4,043	49,642,767	$50	$542,428	7,307	$—	$—	$(430,521)	$116,000
Stock-based compensation expense	—	—	—	—	3,741	—	—	—	—	3,741
Net issuance of common stock in connection with the vesting of restricted stock	—	—	22,350	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	74	—	74
Net Loss	—	—	—	—	—	—	—	—	(34,730)	(34,730)
Balance, March 31, 2023	4,300	$4,043	49,665,117	$50	$546,169	7,307	$—	74	$(465,251)	$85,085
Stock-based compensation expense	—	—	—	—	3,891	—	—	—	—	3,891
Net issuance of common stock in connection with the vesting of restricted stock	—	—	11,625	—	—	—	—	—	—	—
Exercise of stock options	—	—	72,440	—	485	—	—	—	—	485
Conversion of convertible preferred stock into common	(4,300)	(4,043)	860,000	1	4,042	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(188)	—	(188)
Net loss	—	—	—	—	—	—	—	—	(31,934)	(31,934)
Balance, June 30, 2023	—	$—	50,609,182	$51	$554,587	7,307	$—	(114)	$(497,185)	$57,339
Stock-based compensation expense	—	—	—	—	4,006	—	—	—	—	4,006
Exercise of stock options	—	—	50,338	—	298	—	—	—	—	298
Net issuance of common stock in connection with the vesting of restricted stock	—	—	224,170	—	—	—	—	—	—	—
Issuance of common stock in connection with at-the-market facility offering (average price of $7.17 per share), net of expenses of $529	—	—	3,689,800	4	25,819	—	—	—	—	25,823
Unrealized gain on short-term investments	—	—	—	—	—	—	—	43	—	43
Net income	—	—	—	—	—	—	—	—	(32,972)	(32,972)
Balance, September 30, 2023	—	$—	54,573,490	$55	$584,710	7,307	—	$(71)	(530,157)	54,537

Balance, December 31, 2023	—	$—	54,578,121	$55	$588,656	7,307	$—	$(20)	$(571,926)	$16,765
Stock-based compensation expense	—	—	—	—	5,193	—	—	—	—	5,193
Exercise of stock options	—	—	57,665	—	257	—	—	—	—	257
Net issuance of common stock in connection with the vesting of restricted stock	—	—	295,256	—	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	(38,669)	(38,669)
Balance, March 31, 2024	—	$—	54,931,042	$55	$594,106	7,307	$—	$—	$(610,595)	$(16,434)
Stock-based compensation expense	—	—	—	—	4,917	—	—	—	—	4,917
Net issuance of common stock in connection with the vesting of restricted stock	—	—	32,877	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(35,828)	(35,828)
Balance, June 30, 2024	—	$—	54,963,919	$55	$599,023	7,307	$—	—	$(646,423)	$(47,345)
Stock-based compensation expense	—	—	—	—	4,830	—	—	—	—	4,830
Net issuance of common stock in connection with the vesting of restricted stock	—	—	221,703	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(24,225)	(24,225)
Balance, September 30, 2024	—	$—	55,185,622	$55	$603,853	7,307	—	$—	(670,648)	(66,740)

See accompanying notes to consolidated financial statements.

MARINUS PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business and Liquidity

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus (SE). On March 18, 2022, the U.S. Food and Drug Administration (FDA) approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension CV for the treatment of seizures associated with Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the European Commission (EC) granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We have an exclusive collaboration agreement with Orion Corporation (Orion) for European commercialization of ganaxolone for ZTALMY. Orion has prepared for the expected commercial launches of ZTALMY in select European countries, and they have informed us that they will be considering the outcome of our strategic alternatives review we announced on October 24, 2024 before committing to launch timing and further launch preparations. On July 18, 2024, we announced that the China National Medical Products Administration has approved ganaxolone oral suspension for the treatment of epileptic seizures in patients two years of age and older with CDD. We have a collaboration agreement with Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia) for the commercialization of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan.

On October 24, 2024, we announced top-line data from our Phase 3 trial in Tuberous Sclerosis Complex (TSC) (TrustTSC). TSC is a rare, multisystem genetic disorder caused by inherited mutations in the TSC1 gene or TSC2 gene. TSC is often characterized by non-cancerous tumors, skin abnormalities, and severe neurological manifestations including refractory seizures and neurodevelopmental delays. TSC is a leading cause of genetic epilepsy. The TrustTSC trial did not meet the primary endpoint of percent change in 28-day TSC-associated seizure frequency. As a result of the TrustTSC outcome, we discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of Ztalmy for CDD, and have taken additional steps to reduce costs, including an approximate 45% reduction in our workforce in the fourth quarter of 2024. We also commenced a process to explore strategic alternatives with the goal of maximizing value for our stockholders and engaged Barclays as an advisor to assist in our review of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or as to the timing of any such agreements or transactions.

In June 2024, we announced top-line results from our Phase 3 RAISE trial of intravenous (IV) ganaxolone for the treatment of Refractory Status Epilepticus (RSE). Status Epilepticus (SE) is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having Established Status Epilepticus (ESE) and those who then progress to and subsequently fail at least one second-line antiepileptic drug (AED) are classified as having RSE. The top-line results from RAISE showed that the trial met its first co-primary endpoint, a statistically significant proportion of patients had status epilepticus cessation within 30 minutes of initiating IV ganaxolone compared to placebo, but failed to achieve statistical significance on its second co-primary endpoint, the proportion of patients not progressing to IV anesthesia for 36 hours following initiation of IV ganaxolone compared to placebo. We continue to analyze the full RAISE dataset and are scheduled to meet with the FDA by the end of 2024 to discuss a potential path forward for IV ganaxolone in RSE.

We had been developing ganaxolone in formulations for two different routes of administration: IV and oral. The different formulations were intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid, and targets both synaptic and extrasynaptic GABAA. This unique receptor binding profile may contribute to the anticonvulsant, antidepressant and anxiolytic effects shown by neuroactive steroids in animal models, clinical trials or both.

Liquidity

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our Priority Review Voucher (PRV), we have incurred net losses. We incurred a Net loss of $98.7 million for the nine months ended September 30, 2024. There is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. Our accumulated deficit as of September 30, 2024 was $670.6 million, and we expect to incur substantial losses in future periods.

Management’s operating plan, which underlies the analysis of our ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess our ability to continue as a going concern within one year after the date the financial statements are issued. We had Cash and cash equivalents of $42.2 million as of September 30, 2024. We believe that such amount is not sufficient to fund our operations for the one-year period after the date these financial statements are issued. As a result, there is substantial doubt about our ability to continue as a going concern through the one-year period from the date these financial statements are issued. Cost reduction activities were implemented in the second and fourth quarters of 2024, as further discussed in Note 13 and Note 14. As a result of the TrustTSC outcome announced in October 2024, we discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of Ztalmy for CDD, and have taken additional steps to reduce costs, including an approximate 45% reduction in our workforce in the fourth quarter of 2024. We also commenced a process to explore strategic alternatives with the goal of maximizing value for our stockholders and engaged Barclays as an advisor to assist in our review of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or as to the timing of any such agreements or transactions.

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

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment in the third quarter of 2022. We have three customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents approximately 98% of our ZTALMY revenue to date. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

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

Short-term Investments

We classify our Short-term investments as available-for-sale securities, which include U.S. government agency debt securities and U.S. treasury debt securities with original maturities of greater than three months. These securities are carried at fair market value, with unrealized gains and losses reported in Other comprehensive loss and Accumulated other comprehensive income (loss) within stockholders’ equity (deficit). We did not have any investments as of September 30, 2024. All of our investments were short-term in nature as of September 30, 2023.

Accounts Receivable, net

Net trade receivables related to ZTALMY sales, which are recorded in Accounts receivable, net on the consolidated balance sheets, were approximately $3.3 million and $2.6 million as of September 30, 2024 and December 31, 2023, respectively. As of both September 30, 2024 and December 31, 2023, we had no allowance for doubtful accounts. An allowance for doubtful accounts is determined based on our assessment of the credit worthiness and financial condition of our customers, aging of receivables, as well as the general economic environment. Any allowance would reduce the net receivables to the amount that is expected to be collected. We have three customers, one of which, Orsini Pharmaceutical Services, LLC (Orsini), a specialty pharmacy that dispenses ZTALMY directly to patients, represents approximately 98% of our ZTALMY revenue to date. Payment terms for Orsini are 30 days from the shipment date.

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

Contract Liabilities, net

When consideration is received, or such consideration is unconditionally due, from a customer prior to completing our performance obligation to the customer under the terms of a contract, a Contract liability is recorded. Contract liabilities expected to be recognized as revenue or a reduction of expense within the 12 months following the balance sheet date are classified as Current liabilities. Contract liabilities not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as Long-term liabilities. In accordance with ASC 210-20, our Contract liabilities were partially offset by our Contract assets at September 30, 2024, as further discussed in Note 12.

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

3. Cash, Cash Equivalents and Short-Term Investments

As of September 30, 2024, our Cash and cash equivalents included $1.1 million of cash accounts in banking institutions and $41.1 million in money market funds. As of December 31, 2023, our Cash and cash equivalents included $1.3 million of cash accounts in banking institutions and $119.3 million in money market funds. Our Cash and cash equivalents are maintained in federally insured financial institutions in excess of the federally insured limit. Included in Other assets at December 31, 2023 was $0.2 million of accrued interest receivable related to our Short-term investments. At September 30, 2024, we had no accrued interest receivable or Short-term investments.

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

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. As of September 30, 2024 and December 31, 2023, all of our financial assets and liabilities were classified as Level 1 or Level 2 valuations.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets
Cash	$1,092	$—	$—	$1,092
Money market funds (cash equivalents)	41,092	—	—	41,092
U.S. Treasury securities	—	—	—	—
Total assets	$42,184	$—	$—	$42,184
December 31, 2023
Assets
Cash	$1,255	$—	$—	$1,255
Money market funds (cash equivalents)	119,317	—	—	119,317
U.S. Treasury securities	—	26,835	—	26,835
Agency securities	—	2,881	—	2,881
Total assets	$120,572	$29,716	$—	$150,288

5. Inventory

Inventories are stated at actual costs and consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$4,806	$436
Work in process	1,560	1,075
Finished goods	351	902
Total Inventories	$6,717	$2,413

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Payroll and related costs	$2,129	$7,746
Clinical trials and drug development	3,867	4,701
Accrued license agreement payment	—	4,000
Professional fees	858	1,236
Selling and commercial liabilities	6,106	3,901
Short-term lease liabilities	804	774
Other	395	501
Total accrued expenses	$14,159	$22,859

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2024	2023
Restricted stock awards and restricted stock units	2,142,272	1,265,316
Stock options	8,423,068	7,188,661
	10,565,340	8,453,977

8. Stockholders’ Equity

Effective August 2014, we adopted our 2014 Equity Incentive Plan, as amended (2014 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, subject to adjustment in accordance with the 2014 Plan. As of September 30, 2024, 5,916,369 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2014 Plan, and no shares of common stock were available for future issuance. The amount, terms of grants, and exercisability provisions were determined and set by our board of directors. In accordance with the 2014 Plan, on January 1, 2024, the shares of common stock available for future grants under the 2014 Plan was increased to 3,090,220. No additional share are available for issuance under the 2014 Plan.

Effective May 2024, we adopted our 2024 Equity Incentive Plan (2024 Plan), that authorizes us to grant stock options, restricted stock, and other equity-based awards, up to a maximum of 4,000,000 awards, subject to adjustment in accordance with the 2024 Plan, plus shares that become available for grant as a result of the termination or forfeiture of awards under the 2014 Plan. As of September 30, 2024, 738,577 options to purchase shares of common stock were outstanding pursuant to grants in connection with the 2024 Plan, and 3,885,857 shares of common stock were available for future issuance.

Stock Options

There were 8,423,068 stock options outstanding as of September 30, 2024 at a weighted average exercise price of $8.94 per share, including 1,768,122 stock options outstanding outside of the 2014 and 2024 Plans, granted as inducements to new employees. During the nine months ended September 30, 2024, 2,430,868 options were granted to employees and directors at a weighted average exercise price of $7.11 per share. Of the options granted, 1,540,519 options were granted pursuant to the 2014 Plan, 766,374 options were granted pursuant to the 2024 Plan and 123,975 were granted outside of the 2014 and 2024 Plans as inducements for new employees.

Restricted Stock Units

All issued and outstanding restricted stock units are time-based, and generally become vested within three years of the grant date, pursuant to the 2014 and 2024 Plans. Compensation expense is recorded ratably over the requisite service period. Compensation expense related to restricted stock units is measured based on the fair value using the closing market price of our common stock on the date of the grant. During the nine months ended September 30, 2024, we granted 1,963,350 restricted stock units, pursuant to the 2014 and 2024 Plans. As of September 30, 2024, we had 2,142,272 restricted stock units outstanding.

Total compensation cost recognized for all stock options, restricted stock awards and restricted stock units in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$1,353	$1,519	$4,629	$4,329
Selling, general and administrative	3,477	2,487	9,981	7,309
Restructuring costs	—	—	330	—
Total	$4,830	$4,006	$14,940	$11,638

Preferred Stock

As of September 30, 2024 all shares of our Series A Convertible Preferred Stock (Preferred Stock) had been converted and none remained outstanding. In the three and nine months ended September 30, 2024, there were no conversions of shares of our Preferred Stock into shares of our common stock. In the nine months ended September 30, 2023, 4,300 shares of our Preferred stock were converted into 860,000 shares of our common stock. In the three months ended September 30, 2023, there were no conversions of shares of our Preferred Stock into shares of our common stock.

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

Sales Pursuant to Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended EDA), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a maximum aggregate offering price. The Amended EDA was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended EDA. Subject to the terms and conditions of the Amended EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. We did not sell any shares of our common stock during the three and nine months ended September 30, 2024 and September 30, 2023 under the EDA. As of September 30, 2024, we had up to $48.6 million of shares of common stock that may be issued and sold under the Amended EDA

9. Commitments and Contingencies

Leases

We have entered into one operating lease for real estate with a term of 78 months, including renewal terms that can extend the lease term by 60 months, which we include in the lease term when it is reasonably certain that we will exercise the option. As of September 30, 2024, our operating lease for real estate had a remaining lease term of 12 months. The right-of-use (ROU) asset is included in Other assets on our interim consolidated balance sheets as of September 30, 2024 and December 31, 2023, and represents our right to use the underlying asset for the applicable lease terms. Our obligations to make lease payments are included in both Accrued expenses and Other long-term liabilities on our interim consolidated balance sheets as of September 30, 2024 and December 31, 2023. Additionally, we entered into several operating leases for clinical site equipment which were subsequently cancelled due to the discontinuation of the RAISE II trial. Our operating leases for clinical site equipment each had a term of 18 months prior to the May 2024 terminations of each lease. The ROU assets were included in Other assets on our consolidated balance sheets as of December 31, 2023, and represented our right to use the underlying assets for the applicable lease terms. The ROU assets related to the clinical site equipment operating leases were written off and included in restructuring costs for the nine months ended September 30, 2024. Our obligations to make lease payments were included in both Accrued expenses and Other long-term liabilities on our consolidated balance sheets as of December 31, 2023. All ROU assets were initially measured at cost, which comprise the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. The ROU asset(s) are subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.

As of September 30, 2024 and December 31, 2023, ROU assets were $0.5 million and $1.0 million, respectively, and operating lease liabilities were $0.8 million and $1.4 million, respectively. We have entered into various short-term operating leases, primarily for clinical trial equipment, with an initial term of twelve months or less. These leases are not recorded on our balance sheets. All operating lease expense is recognized on a straight-line basis over the lease term. During the nine months ended September 30, 2024 and 2023, we recognized $1.4 million and $0.4 million, respectively, in total lease costs, of which $0.8 million recognized during the nine months ended September 30, 2024 were restructuring costs resulting from the RAISE II trial equipment lease terminations as noted above. During each of the three months ended September 30, 2024 and 2023, we recognized $0.1 million in total lease costs. In all periods, we recognized less than $0.1 million related to short-term operating leases.

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

ROU assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of September 30, 2024, we recognized $0.8 million of impairment losses for our ROU asset related to the RAISE II trial equipment leases. These costs were including in restructuring costs in our consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024. There were no impairment losses recorded for the three months ended September 30, 2024. As of December 31, 2023, we had not recognized any impairment losses for our ROU assets.

Maturities of operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Remainder of 2024	$211
2025	642
853
Less: imputed interest	(49)
Total lease liabilities	$804

Current operating lease liabilities	$804
Non-current operating lease liabilities	—
Total lease liabilities	$804

Contingencies

On June 5, 2024, a securities class action lawsuit captioned Bishins v. Marinus Pharmaceuticals, Inc., et. al., Case 2:24-cv-02430, was filed against us and certain of our officers in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning our RAISE and RAISE II clinical trials. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed a lead plaintiff and lead counsel for the action on August 16, 2024. The lead plaintiff filed an amended complaint on October 4, 2024. We intend to move to dismiss the amended complaint on or before November 22, 2024. We intend to vigorously defend against this action.

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

Upon entering into the Credit Agreement in May 2021, we borrowed $15.0 million in term loans from the Lenders (Tranche A-1 Term Loans); upon receipt of written acceptance by the FDA of our NDA filing relating to the use of ganaxolone for CDD in September 2021, we borrowed $30.0 million of tranche A-2 term loans from the Lenders (Tranche A-2 Term Loans); and in March 2022, we borrowed $30.0 million in term loans from the Lenders that became available as a result of the approval by the FDA of ZTALMY oral suspension for the treatment of seizures associated with CDD in patients two years of age and older (Tranche B Term Loans). In May 2022, we entered into an amendment (the Credit Agreement Amendment) to extend the commitment date for the tranche C Term Loans (Tranche C Term Loans) commitment from June 30, 2023 to December 31, 2023, and to eliminate the commitment fees associated with the Tranche C Term Loans. Also in May 2022, we delivered to Oaktree a separate notice of commitment termination with respect to the tranche D term loans (Tranche D Term Loans) commitment. In October 2022, we entered into an amendment to, among other things, allow for the consummation of the Revenue Interest Financing Agreement with Sagard and the transactions thereunder. In addition, the Credit Agreement Amendment increased the exit fee due by us upon any repayment, whether as a prepayment or a scheduled repayment, of the principal of the loans under the Credit Agreement from 2.00% to 2.67%. In August 2023, we delivered to Oaktree a separate notice of commitment termination with respect to the $25.0 million of Tranche C Term Loans commitment. In June 2024, we entered into an amendment to remove the minimum liquidity covenant therein and reduce the remaining quarterly principal payments due in 2024 thereunder by 50%. On the June 6, 2024 amendment effective date, we also made a one-time prepayment of $15.0 million of the outstanding tranche B loans, together with payment of the accrued and unpaid interest thereon and applicable exit and prepayment fees. Additionally, during the nine months ended September 30, 2024, we began paying the required quarterly principal payments. As of September 30, 2024, the loans under the Credit Agreement consisted of $58.1 million of previously drawn Term Loans with no additional funds available thereunder.

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

We may prepay all or any portion of the Term Loans, and are required to make mandatory prepayments of the Term Loans from the proceeds of asset sales, casualty and condemnation events, and prohibited debt issuances, subject to certain exceptions. All mandatory and voluntary prepayments of the Term Loans are subject to prepayment premiums equal to 2% of the principal prepaid if prepayment occurs after May 11, 2024 but on or before May 11, 2025. If prepayment occurs after May 11, 2025, no prepayment premium is due. The June 2024 prepayment of $15.0 million resulted in an additional $0.3 million of prepayment premiums that are included in interest expense for the nine months ended September 30, 2024.

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

We are subject to a number of affirmative and restrictive covenants under the Credit Agreement, including limitations on our ability and our subsidiaries’ abilities, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, and enter into affiliate transactions, subject to certain exceptions. As of September 30, 2024, we were in compliance with all covenants.

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

For the nine months ended September 30, 2024, we recognized interest expense of $7.8 million, of which $6.3 million was interest on the Term Loans and $1.5 million was non-cash interest expense related to the amortization of debt issuance costs.

The following table summarizes the composition of Notes payable as reflected on the consolidated balance sheet as of September 30, 2024 (in thousands):

Gross proceeds	$75,000
Contractual exit fees	2,003
Principal payments including associated exit fees	(19,251)
Unamortized debt discount and issuance costs	(2,564)
Total note payable	$55,188

Current portion of note payable	13,475
Non-current portion of note payable	41,713
Total note payable	$55,188

The aggregate maturities of Notes payable as of September 30, 2024 are as follows (in thousands):

Remainder of 2024	$1,875
2025	15,000
2026	39,375
Total	$56,250

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

Issuance costs pursuant to the Revenue Interest Financing Agreement consisted primarily of advisory and legal fees and totaled $2.6 million. In June 2024, an additional $0.1 million of issuance costs was incurred related to the Amendment. These issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. For the nine months ended September 30, 2024, we estimated an effective annual interest rate of approximately 17%. Due to the impact resulting from the recently announced TrustTSC top-line data, we estimate a lower effective annual interest rate of 13% going forward. Over the course of the Revenue Interest Financing Agreement, the actual interest rate will be affected by the amount and timing of net ZTALMY revenue recognized and changes in the timing of forecasted net ZTALMY revenue. On a quarterly basis, we reassess the expected timing of the net ZTALMY revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table summarizes the activity of the Revenue Interest Financing Agreement for the nine months ended September 30, 2023 and September 30, 2024 (in thousands):

For the nine months ended September 30, 2023
Revenue Interest Financing Balance at December 31, 2022	$30,877
Non-cash interest expense in the nine months ended September 30, 2023	4,421
Amortization of debt discount in the nine months ended September 30, 2023	194
Payments made in the nine months ended September 30, 2023	(736)
Revenue Interest Financing Balance at September 30, 2023	$34,756

Current portion of revenue interest financing liability	1,901
Long-term portion of revenue interest financing liability	32,855
Revenue Interest Financing Balance at September 30, 2023	$34,756

For the nine months ended September 30, 2024
Revenue Interest Financing Balance at December 31, 2023	$35,977
Non-cash interest expense in the nine months ended September 30, 2024	4,528
Amortization of debt discount in the nine months ended September 30, 2024	441
Payments made in the nine months ended September 30, 2024	(1,744)
Revenue Interest Financing Balance at September 30, 2024	$39,202

Current portion of revenue interest financing liability	$3,163
Long-term portion of revenue interest financing liability	36,039
Revenue Interest Financing Balance at September 30, 2024	$39,202

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

During the nine months ended September 30, 2024, we amortized $1.0 million of the transaction price associated with the Development and Regulatory Services as a reduction of research and development costs. These reductions to the transaction price resulted in a total contract liability of $12.7 million as of September 30, 2024. In accordance with ASC 210-20, the contract liability of $12.7 million is offset by the contract asset of $1.3 million related to the reimbursement of research and development costs, resulting in a net contract liability of $11.4 million as of September 30, 2024.

Transaction Price and Net Contract Liability as of September 30, 2024:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of September 30, 2024	Liability
License	$21,660	$21,660	$-
Development and Regulatory Services	6,717	3,529	3,188
Supply of Licensed Product	9,503	-	9,503
	$37,880	$25,189	$12,691

Less Total Contract Asset			1,277
Net Contract Liability			$11,414

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

There was no activity during each of the three and nine months ended September 30, 2024 and 2023. The cumulative collaboration revenue recognized as of September 30, 2024 and December 31, 2023 is $3.0 million, which was the $3.0 million transaction price associated with the License as revenue at contract inception. No license revenue was recorded during each of the three and nine months ended September 30, 2024 and 2023. There was a total contract liability of $7.0 million as of both September 30, 2024 and December 31, 2023. In accordance with ASC 210-20, the contract liability of $7.0 million is offset by a contract asset of $0.7 million, resulting in a net contract liability of $6.3 million as of both September 30, 2024 and December 31, 2023.

Transaction Price and Net Contract Liability as of September 30, 2024 and December 31, 2023:

		Cumulative Collaboration
	Transaction	Revenue Recognized	Contract
	Price	as of September 30, 2024 and December 31, 2023	Liability
License	$2,998	$2,998	$-
Supply of Licensed Product	7,002	-	7,002
	$10,000	$2,998	$7,002

Less Total Contract Asset			700
Net Contract Liability			$6,302

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

Biologix Distribution and Supply Agreement

In May 2023, we entered into an exclusive distribution and supply agreement (Biologix Agreement) with Biologix FZCo (Biologix), whereby Biologix has the right to distribute and sell ganaxolone in Algeria, Bahrain, Egypt, Iraq, Jordan, Kingdom of Saudi Arabia, Kuwait, Lebanon, Libya, Morocco, Oman, Qatar, Tunisia and United Arab Emirates. In exchange for distribution rights, we will be the exclusive supplier of our products to Biologix on terms set forth in the respective agreements in exchange for a negotiated purchase price for the products. Upon execution of the Biologix Agreement, we received an upfront payment of $0.5 million which is to be recognized over the term of the

Biologix Agreement. We may be entitled to additional fees upon regulatory milestones. In the three and nine months ended September 30, 2024 and 2023, we recorded less than $0.1 million of Collaboration revenue related to the Biologix Agreement. There was a total Contract liability of $0.4 million and $0.5 million at September 30, 2024 and September 30, 2023, respectively.

13. Restructuring Costs

On April 15, 2024, we announced that the independent Data Monitoring Committee (DMC) completed its review of the interim analysis of the RAISE trial. The trial did not meet the pre-defined interim analysis stopping criteria on the coprimary endpoints. On April 30, 2024, we implemented a reduction-in-force (RIF) which impacted approximately 20% of our workforce, and implemented additional cost reduction activities with impact beginning in the second quarter of 2024. We incurred approximately $2.0 million of restructuring costs in the nine months ended September 30, which primarily consisted of severance payments, employee benefits and related costs, as well as noncash stock compensation expense and contract termination costs related to clinical site equipment no longer being utilized. At September 30, 2024, we had no unpaid restructuring costs.

The following table summarizes the restructuring balances at September 30, 2024 (in thousands):

Restructuring costs payable at December 31, 2023	$—
Restructuring costs incurred the nine months ended September 30, 2024:
Personnel costs, including severance and related costs	1,193
Clinical equipment contract termination costs	759
Restructuring costs paid in the nine months ended September 30, 2024	(1,622)
Less noncash stock-based compensation expense related to RIF	(330)
Total Restructuring costs payable at September 30, 2024	$—

14. Subsequent Events

On October 24, 2024, we announced top-line data from our Phase 3 TSC (TrustTSC) clinical trial. The trial did not meet the primary endpoint of percent change in 28-day TSC-associated seizure frequency. As a result of the TrustTSC outcome, we discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of Ztalmy for CDD. On November 4, 2024, we implemented a RIF that impacted approximately 45% of our workforce. In connection with the RIF, we estimate that we will incur in the fourth quarter of 2024 severance and other employee-related costs of approximately $1.5 million. We are also in the process of assessing any other impact associated with the termination of certain contracts and all other activities under the November 4, 2024 RIF.

In connection with the TrustTSC top-line data results, we also commenced a process to explore strategic alternatives with the goal of maximizing value for our stockholders and engaged Barclays as an advisor to assist in our review of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or as to the timing of any such agreements or transactions.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our plans to continue to successfully commercialize ganaxolone in Cyclin-dependent Kinase-like 5 (CDKL5) Deficiency Disorder (CDD) in the U.S.;
●	our expectations about the development of ganaxolone for Refractory Status Epilepticus (RSE) after the Phase 3 RAISE trial top-line data assessments;
●	our expectations that our cost reduction activities, which were implemented in the second and fourth quarters of 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025;
●	our plans to meet our post-approval commitments to the U.S. Food and Drug Administration (FDA) and the European Commission (EC) for ganaxolone;
●	our expectations regarding the commercialization of ganaxolone in the European Union (EU), including the timing thereof;
●	the potential benefits of ganaxolone in indications other than CDD, including RSE, Tuberous Sclerosis Complex (TSC) and Lennox Gastaut Syndrome (LGS);
●	the status, timing and results of preclinical studies and clinical trials;
●	our ability to maintain marketing approval for ganaxolone for CDD;
●	our estimates of expenses and future revenue and profitability;
●	our estimates regarding our capital requirements and our needs for additional financing;
●	our estimates of the size of the potential markets for ganaxolone;
●	our expectations regarding our collaborations with Orion Corporation (Orion), Tenacia Biotechnology (Shanghai) Co., Ltd. (Tenacia) and Biologix FZCo (Biologix), including the expected amounts and timings of milestone, royalty and other payments, including research and development reimbursement, if applicable, pursuant thereto;

●	our ability to attract collaborators with acceptable development, regulatory and commercial expertise;
●	the benefits and contractual requirements derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of ganaxolone;
●	sources of revenue, including expected future sales of ganaxolone for CDD, revenue contributions from our contract (BARDA Contract) with the Biomedical Advanced Research and Development Authority (BARDA), corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of ganaxolone for CDD and in other indications being developed for ganaxolone;
●	our ability to maintain necessary personnel for critical corporate functions as well as an effective commercial infrastructure to continue to successfully market and sell ZTALMY;
●	the pricing and the timing and amount of reimbursement for ganaxolone;
●	the success of other competing therapies that may become available;
●	the manufacturing capacity and supply for ganaxolone;
●	the possibility that third parties, such as Ovid Therapeutics, Inc. (Ovid), may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business;
●	the anticipated cost savings associated with our restructuring activities;
●	the possibility that we may need to pursue bankruptcy or dissolution if we are not able to identify and implement a meaningful strategic alternative in a timely manner;
●	the possibility that we become involved in additional securities litigation that could further divert our management’s attention and harm our business;
●	our ability to maintain and protect our intellectual property rights;
●	our results of operations, financial condition, liquidity and prospects;
●	our ability to, among other actions, secure additional financing or strategic alternative transactions and continue as a going concern;
●	the possibility that we fail to meet the listing requirements of the Nasdaq Stock Market;
●	the enforceability of the exclusive forum provisions in our fourth amended and restated certificate of incorporation; and
●	the industry in which we operate and trends which may affect the industry or us.

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

Overview

We are a commercial-stage pharmaceutical company dedicated to the development of innovative therapeutics for the treatment of seizure disorders, including rare genetic epilepsies and status epilepticus (SE). On March 18, 2022, the FDA approved our new drug application (NDA) for the use of ZTALMY® (ganaxolone) oral suspension CV for the treatment of seizures associated with CDD in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. On July 28, 2023, the EC granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. We have an exclusive collaboration agreement with Orion for European commercialization of ganaxolone for ZTALMY. Orion has prepared for the expected commercial launches of ZTALMY in select European countries, and they have informed us that they will be considering the outcome of our strategic alternatives review we announced on October 24, 2024 before committing to launch timing and further launch preparations. On July 18, 2024, we announced that the China National Medical Products Administration (CNMPA) has approved ganaxolone oral suspension for the treatment of epileptic seizures in patients two years of age and older with CDD. We have a collaboration agreement with Tenacia for the commercialization of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan.

We had been developing ganaxolone in formulations for two different routes of administration: IV and oral. The different formulations were intended to maximize potential therapeutic applications of ganaxolone for adult and pediatric patient populations, in both acute and chronic care. We had been pursuing the development of ganaxolone for selected indications based on the mechanism of action and clinical profile of ganaxolone. While the precise mechanism by which ganaxolone exerts its therapeutic effects in the treatment of seizures is unknown, its anticonvulsant effects are thought to result from positive allosteric modulation of the gamma-aminobutyric acid type A (GABAA) receptor in the central nervous system. Ganaxolone is a synthetic analog of allopregnanolone, an endogenous neurosteroid, and targets both synaptic and extrasynaptic GABAA. This unique receptor binding profile may contribute to the anticonvulsant, antidepressant and anxiolytic effects shown by neuroactive steroids in animal models, clinical trials or both.

On October 24, 2024, we announced top-line data from our Phase 3 trial in Tuberous Sclerosis Complex (TSC) clinical trial (TrustTSC). TSC is a rare, multisystem genetic disorder caused by inherited mutations in the TSC1 gene or TSC2 gene. TSC is often characterized by non-cancerous tumors, skin abnormalities, and severe neurological manifestations including refractory seizures and neurodevelopmental delays. TSC is a leading cause of genetic epilepsy. TrustTSC did not meet the primary endpoint of percent change in 28-day TSC-associated seizure frequency. As a result of the TrustTSC outcome, we discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of Ztalmy for CDD, and have taken additional steps to reduce costs, including an approximate 45% reduction in our workforce in the fourth quarter of 2024. We also commenced a process to explore strategic alternatives with the goal of maximizing value for our stockholders and engaged Barclays as an advisor to assist in our review of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or as to the timing of any such agreements or transactions.

In June 2024, we announced top-line results from our RAISE trial of intravenous (IV) ganaxolone for the treatment of RSE. SE is a life-threatening condition characterized by continuous, prolonged seizures or rapidly recurring seizures without intervening recovery of consciousness. If SE is not treated urgently, permanent neuronal damage may occur, which contributes to high rates of morbidity and mortality. Patients with SE who do not respond to first-line benzodiazepine treatment are classified as having Established Status Epilepticus (ESE) and those who then progress to and subsequently fail at least one second-line antiepileptic drug (AED) are classified as having RSE. The top-line results from RAISE showed that the trial met its first co-primary endpoint, a statistically significant proportion of patients had status epilepticus cessation within 30 minutes of initiating IV ganaxolone compared to placebo: 80% vs. 13%, respectively (p < 0.0001), but failed to achieve statistical significance on its second co-primary endpoint, the proportion of patients not progressing to IV anesthesia for 36 hours following initiation of IV ganaxolone compared to placebo: 63% vs. 51%, respectively (p=0.162). We continue to analyze the full RAISE trial dataset and are scheduled to meet with the FDA by the end of 2024 to discuss a potential path forward for IV ganaxolone in RSE.

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

ZTALMY was approved by the FDA in March 2022 for the treatment of seizures associated with CDD in patients two years of age and older. ZTALMY, our first FDA approved product, became available for commercial sale and shipment in the third quarter of 2022. We recorded ZTALMY net product revenue of $8.5 million and $23.9 million for the three and nine months ended September 30, 2024, respectively. We recorded ZTALMY net product revenue of $5.4 million and $13.0 million for the three and nine months ended September 30, 2023, respectively. On July 28, 2023, the EC granted marketing authorization for ZTALMY for the adjunctive treatment of epileptic seizures associated with CDD in patients two to 17 years of age. ZTALMY may be continued in patients 18 years of age and older. With the EC marketing authorization granted for ZTALMY, Orion, our commercialization partner for ZTALMY in Europe, has prepared for the expected commercial launches of ZTALMY in select European countries, and they have informed us that they will be considering the outcome of our strategic alternatives review we announced on October 24, 2024 before committing to launch timing and further launch preparations. The pricing and reimbursement process can be time-consuming and may delay Orion’s commercial launch of ZTALMY in one or more European countries.

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

Manufacture of Commercial Supply. We have executed commercial supply agreements for ganaxolone active pharmaceutical ingredient (API) with our current manufacturer and also with our current supplier for finished bulk drug product. Additionally, we have executed a master supply agreement with a second API supplier to undertake certain process development activities and potentially provide commercial supplies of API and/or API intermediates.

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

FDA Post-Marketing Requirements. In connection with FDA approval of ZTALMY for CDD, we have several post-marketing commitments. The Phase 1 renal impairment study commitment was submitted to the FDA in May 2022, the Phase 1 hepatic impairment study and the thorough QTc study were submitted to the FDA in December 2022, the extractable/leachable study results on the container closure system were submitted to the FDA in July 2023, the M17 in vitro drug-drug interaction (DDI) study was submitted in August 2023, and the M17 in vivo PK study with Brain Penetrance was submitted in December 2023. The remaining post-marketing requirements include: 2-year carcinogenicity studies of ganaxolone and the major human unconjugated plasma metabolite, M2, in rats; a 26-week carcinogenicity of ganaxolone in transgenic mice; and a juvenile animal toxicity study of M2 in rats. We expect to be able to complete these remaining required FDA studies and are working with the FDA with respect to the timing of their completion and submission. While we have discontinued further ganaxolone clinical development, we will continue to complete activities required by the FDA specific to post-approval commitments of Ztalmy for CDD.

Managed Access Program (MAPS). We have a global managed access program with Uniphar Durbin Ireland LTD to support physician access to ZTALMY for appropriate patients with seizures associated with CDD in geographies where there is no available patient access, local regulatory criteria and program eligibility are satisfied, and we do not already have a commercial distribution relationship in place.

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

EC Post-Authorization Measures. In connection with the EC approval of ZTALMY for CDD, we have several post-marketing authorization measures. The clinical study report (CSR) for Study 1042-HME-1001 was submitted in September 2023. The ganaxolone Steady-State Metabolite Study report, the final Study 1042-CDD-3001 CSR with the open-label trial completion, the M17 in vitro DDI study, and the M17 in vivo PK study with Brain Penetrance were submitted in December 2023. The updated Environmental Risk Assessment, including a Sediment Dwelling Organism toxicity study, was submitted in February 2024. The remaining post-marketing authorization measures include: participating in Study LLF001 (CANDID observational study) and providing annual updates; participating in the CDD-IPR-CDD-0 CDKL5 Deficiency Disorder International Patient Registry and providing six monthly updates; developing a sodium benzoate-free suspension and assessing the compatibility of the oral suspension with food, drinks, enteral tubes, shake time and stand time; conducting a 26-Week Oral Gavage Toxicity Study of M2; conducting a M2 Embryo-fetal Development study; and conducting a 26-week Oral Gavage Carcinogenicity Study of ganaxolone and M2. The EMA also requested weight of evidence (WoE) assessments to evaluate the need for a 2-year carcinogenicity study in rats with ganaxolone, a 2-year carcinogenicity study in rats with M2, and a juvenile toxicity study with M2. We expect to be able complete the remaining required studies and are working with the EMA with respect to the timing of their completion and submission. While we have discontinued further ganaxolone clinical development, we will continue to complete activities required by the EMA specific to post-approval commitments of Ztalmy for CDD.

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

On October 24, 2024, we announced top-line data from the TrustTSC trial. The trial did not meet the primary endpoint of percent change in 28-day TSC-associated seizure frequency. The top-line data demonstrated that TrustTSC did not achieve statistical significance on its primary endpoint of percent reduction in 28-day frequency of TSC-associated seizures: median reduction was 19.7% for ganaxolone compared with 10.2% for placebo (p=0.09). In this trial, ganaxolone was generally well-tolerated with a safety profile consistent with previous clinical trials. In this trial, the most frequent adverse event was somnolence: 28.1% for ganaxolone compared with 16.9% for placebo. As a result of the TrustTSC outcome, we discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of Ztalmy for CDD, and have taken additional steps to reduce costs, including an approximate 45% reduction in our workforce in the fourth quarter of 2024. We also commenced a process to explore strategic alternatives with the goal of maximizing value for our stockholders and engaged Barclays as an advisor to assist in our review of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or as to the timing of any such agreements or transactions.

In July 2023, the U.S. Patent and Trademark Office (USPTO) granted us a patent (U.S. Patent No. 11,701,367) on certain methods for treating TSC-related epilepsy by administering oral ganaxolone. This issued patent expires in 2040. In May 2024, the USPTO granted us a second patent (U.S. Patent No. 11,980,625) on methods for treating TSC-related epilepsy by administering oral ganaxolone. This issued patent expires in 2040. In October 2024, the USPTO granted us a patent (U.S. Patent No. 12,115,169) for ZTALMY ® (ganaxolone) oral titration regimens covering the treatment of a range of epilepsy disorders, including CDD, TSC and LGS. This issued patent expires in 2042. We continue to prosecute patent applications in this family relating to certain therapeutic regimens for the treatment of TSC.

Other Oral Development for Ganaxolone

We had plans to pursue the development of ganaxolone in Lennox-Gastaut Syndrome (LGS), other epileptic encephalopathies, and prodrug formulations. As a result of the TrustTSC results, we have discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of Ztalmy for CDD.

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

In January 2021, we enrolled the first patient in the RAISE trial, a randomized, double-blind, placebo-controlled trial in patients with RSE, who have failed two or more antiseizure medications. The RAISE trial has approximately 70 trial sites, primarily in the U.S. and Canada. It was designed to enroll approximately 124 patients who were randomized to receive ganaxolone or placebo added to standard of care. We reached alignment with the FDA on a protocol amendment, including a proposal for an interim analysis when two-thirds of the patients (approximately 82) had completed assessment of the primary and key secondary trial endpoints. The enrollment target for the interim analysis was completed in the first quarter of 2024. On April 15, 2024, we announced that the trial did not meet the pre-defined interim analysis stopping criteria on the co-primary endpoints. We decided to complete enrollment in the RAISE trial at 100 patients. On June 17, 2024, we announced top-line results, which showed that the trial met its first co-primary endpoint, with a statistically significant proportion of patients achieving SE cessation within 30 minutes of initiating IV ganaxolone compared to placebo: 80% vs. 13%, respectively (p< 0.0001). However, the trial failed to achieve statistical significance on its second co-primary endpoint, the proportion of patients not progressing to IV anesthesia for 36 hours following initiation of IV ganaxolone compared to placebo: 63% vs. 51%, respectively (p=0.162). The incidence of SAEs was similar between the treatment and placebo arms (n=19 for IV ganaxolone, n=18 for placebo), with hypotension being more commonly seen in the IV ganaxolone arm. Other secondary endpoints, including escalation of treatment with either IV ASMs or IV anesthesia within 24 hours and reduction in electroencephalogram (EEG) seizure burden at 36 hours, favored ganaxolone. We continue to analyze the full RAISE trial dataset and are scheduled to meet with the FDA by the end of 2024 to discuss a potential path forward for IV ganaxolone in RSE.

To date, we have provided IV ganaxolone for treatment of SRSE in 34 patients under emergency IND applications. As a result of the TrustTSC outcome, we discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of Ztalmy for CDD, and have taken additional steps to reduce costs, including an approximate 45% reduction in our workforce in the fourth quarter of 2024. As a result, we are no longer accepting requests for SRSE emergency IND applications.

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

In July 2022, the USPTO issued U.S. Patent No. 11,395,817 (Ovid ‘817 Patent) to Ovid Therapeutics, Inc. (Ovid) with claims that may encompass our product candidate for the treatment of SE. On March 15, 2023, we filed a petition seeking post-grant review (PGR) of the Ovid ‘817 Patent with the USPTO Patent Trial and Appeal Board (PTAB). Our petition for PGR argued that the claims of the Ovid ‘817 Patent are unpatentable on multiple grounds. Ovid filed a preliminary response to our petition on June 20, 2023. In Ovid’s reply to our request for PGR, Ovid disclaimed claims 1-21, 23 and 24 of the Ovid ‘817 Patent, which has the effect of erasing these claims from the patent, irrespective of the outcome of the PGR. On August 17, 2023, the PTAB issued a decision granting institution of our petition seeking PGR of the Ovid ‘817 Patent. In instituting the PGR, the PTAB stated that it was more likely than not that we would be able to invalidate the remaining claims (22 and 25-31) of the Ovid ‘817 Patent during the proceeding. On August 1, 2024, the PTAB issued its final written decision on the PGR (Marinus Pharms., Inc. v. Ovid Therapeutics, Inc., PGR2023-00020, Paper 41 (Aug. 1, 2024)), concluding that all remaining claims—claims 22 and 25-31—were unpatentable as obvious. The decision is publicly available on the Patent Office’s website (PTAB Open Data (uspto.gov)). This decision was not appealed by Ovid within the appeal period. As a result of the PTAB decision, the Ovid patent ‘817 is invalid and cannot be asserted against Marinus in any future proceeding.

On March 24, 2024, Ovid filed an Inter Partes Review (IPR) challenge of one of our patents for the use of ganaxolone in treating SE and RSE (U.S. Patent No. 11,110,100). We filed our preliminary response to the IPR on June 26, 2024. Following our response, the PTAB had 3 months to determine whether or not to institute the Ovid IPR. On September 20, 2024, the PTAB issued a decision denying institution of the IPR, stating that Ovid had not established a reasonable likelihood that it would prevail in showing the unpatentability of at least one claim challenged in the petition. Ovid did not choose to file for rehearing or seek director review at the PTAB within 30 days from the September 20, 2024 PTAB decision date. As a result, the decision of the PTAB denying institution of the IPR is final. Ovid cannot appeal the denial of institution to the U.S. Court of Appeals for the Federal Circuit.

Operations

Our operations to date have consisted primarily of organizing and staffing our company, developing ganaxolone, including conducting preclinical studies and clinical trials, raising capital, partnering ZTALMY in certain geographies and the early commercialization of ZTALMY. We have funded our operations primarily through sales of equity and debt securities. We recorded $8.5 million and $23.9 million of ZTALMY net sales in the three and nine months ended September 30, 2024, respectively. We recorded $5.4 million and $13.0 million of ZTAMLY net sales in the three and nine months ended September 30, 2023, respectively. Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis. We incurred Net losses of $24.2 million and $98.7 million for the three and nine months ended September 30,

2024, respectively. We incurred Net losses of $33.0 million and $99.6 million for the three and nine months ended September 30, 2023. Our accumulated deficit as of September 30, 2024 was $670.6 million.

We anticipate that we will continue to incur substantial losses in future periods as we:

●	maintain sales, marketing and distribution capabilities to continue to commercialize ganaxolone;
●	conduct other preclinical studies and clinical trials to support required FDA and EMA post-marketing requirements for the CDD indication; and
●	maintain and protect our global intellectual property portfolio; and
●	continue and complete a process to explore strategic alternatives with the goal of maximizing value for our stockholders.

We had Cash and cash equivalents of $42.2 million as of September 30, 2024. We believe that our existing cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. This expectation includes cost reduction activities that were implemented in the second and fourth quarters of 2024. As a result of the TrustTSC outcome, we discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of Ztalmy for CDD, and have taken additional steps to reduce costs, including an approximate 45% reduction in our workforce in the fourth quarter of 2024. We also commenced a process to explore strategic alternatives with the goal of maximizing value for our stockholders and engaged Barclays as an advisor to assist in our review of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or as to the timing of any such agreements or transactions. We will need to secure additional funding in the future, from one or more equity or debt financings, government funding, collaborations, licensing transactions, other commercial transactions or other sources in order to carry out all of our commercialization activities with respect to ganaxolone.

Financial Overview

Product Revenue, net

Our first FDA approved product, ZTALMY, became available for commercial sale and shipment in the third quarter of 2022. We have three customers, one of which, Orsini, a specialty pharmacy that dispenses ZTALMY directly to patients, represents approximately 98% of our ZTALMY revenue to date. Our contract with Orsini has a single performance obligation to deliver ZTALMY upon receipt of a purchase order, which is satisfied when Orsini receives ZTALMY. We recognize ZTALMY revenue at the point in time when control of ZTALMY is transferred to Orsini, which is upon delivery to Orsini. The transaction price that we recognize for ZTALMY revenue includes an estimate of variable consideration. Shipping and handling costs to Orsini are recorded as selling, general and administrative expenses. The components of variable consideration include:

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

We have incurred substantial costs beyond our clinical trials in order to file an NDA and Supplemental NDAs, or MAAs outside the U.S., for ganaxolone for various clinical indications, and in each case, the nature, design, size and cost of further clinical trials and other studies have depended in large part on the outcome of preceding studies and trials and discussions with regulators. It is difficult to determine with certainty the costs and duration of clinical trials and preclinical studies, or if, when or to what extent we will generate revenue from the commercialization and sale of ganaxolone if we obtain regulatory approval in other indications. We may never succeed in achieving regulatory approval for ganaxolone in other indications and, if approved, we may not be successful in commercialization of ganaxolone in other indications.

In addition, the probability of success for our clinical programs has depended on numerous factors, including competition, manufacturing capability and commercial viability. See the Risk Factors section of our Annual Report on Form 10-K filed on March 5, 2024 for more information with respect to such factors. Our continued commercial success depends upon attaining significant market acceptance, if approved, among physicians, patients, healthcare payers and the medical community.

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

Other Income, net

Other income and expense consist principally of non-operational transactions, including research and development tax credits, gains or losses on disposal of fixed assets held for sale, foreign currency transactions, and fair value adjustments.

Results of Operations

Product Revenue, net

We recognized $8.5 million and $5.4 million of ZTALMY net product revenue for the three months ended September 30, 2024 and September 30, 2023, respectively. We recognized $23.9 million and $13.0 million of ZTALMY net product revenue for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increases in the both the three and nine months ended September 30, 2024 compared to the 2023 periods were primarily due to an increase in patients in the three and nine months ended September 30, 2024 as ZTALMY had only recently become available for commercial sale and shipment in the comparable 2023 periods.

Federal Contract Revenue

We recognized $0.1 million and $1.9 million of federal contract revenue for the three months ended September 30, 2024 and September 30, 2023, respectively, as a result of the BARDA Contract. We recognized $0.3 million and $10.8 million of federal contract revenue for the nine months ended September 30, 2024 and September 30, 2023, respectively, as a result of the BARDA Contract. The decreases in both the three and nine months ended September 30, 2024 compared to the 2023 periods primarily related to expenses incurred in connection with validation of a new third-party supplier of ganaxolone API in the 2023 periods, and no revenue related to the base period funding in 2024. As of December 31, 2023, the entire base period funding had been recorded, resulting in no revenue for the base period funding in the three and nine months ended September 30, 2024.

Collaboration Revenue

Collaboration revenue, which resulted from our agreement with Biologix, was less than $0.1 million for the three and nine months ended September 30, 2024 and September 30, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
CDKL5 deficiency disorder (1)	$352	$406	$779	$2,461
PCDH19-related epilepsy (2)	46	120	93	245
Tuberous Sclerosis (3)	3,105	3,491	9,748	10,865
Drug Development – Suspension (4)	1,879	1,267	4,646	2,425
Oral Indications Subtotal	5,382	5,284	15,266	15,996

Status epilepticus (5)	2,474	4,117	10,953	10,697
Drug Development – IV (6)	111	1,305	2,404	10,733
IV Indications Subtotal	2,585	5,422	13,357	21,430

Other research and development (7)	1,639	2,193	4,671	4,021
Indirect research and development (8)	6,728	10,762	28,055	31,559
Total	$16,334	$23,661	$61,349	$73,006

(1)	The decrease in the three months ended September 30, 2024 compared to the 2023 period was due to decreased phase 3 clinical trial activity in the three months ended September 30, 2024, partially offset by increased clinical trial activity in the three months ended September 30, 2024 related to a pediatric investigation plan (PIP) clinical trial. The decrease in the nine months ended September 30, 2024 compared to the 2023 period was due to decreased phase 3 clinical trial activity in the nine months ended September 30, 2024 as compared to the 2023 period, as well as increased activity associated with the MAA application and review in the nine months ended September 30, 2023 with no comparable costs in the 2024 period. These decreases were partially offset by increases in PIP clinical trial activity in the nine months ended September 30, 2024 with no comparable costs in the 2023 period.
(2)	Costs remained relatively consistent and were immaterial in each of the three and nine months ended September 30, 2024 compared to the 2023 periods.
(3)	The decrease in both the three and nine months ended September 30, 2024 compared to the 2023 periods were due primarily to increased global site activity in the 2023 periods which was partially offset by increased Phase 3 TSC trial activity in the 2024 periods.
(4)	The increases in the three and nine months ended September 30, 2024 compared to the 2023 periods were due primarily to higher manufacturing development activity related to clinical trial batches than in the prior 2023 periods.

(5)	The decrease in the three months ended September 30, 2024 compared to the 2023 period was primarily due to decreased clinical trial activity in the three months ended September 30, 2024. The increase in the nine months ended September 30, 2024 compared to the 2023 period was primarily due to increased RAISE and RAISE II trial and close out activities in the 2024 period.
(6)	The decreases in the three and nine months ended September 30, 2024 compared to the 2023 periods were due primarily to the start-up costs associated with validation of a new third-party U.S. supplier of ganaxolone API in the 2023 periods.
(7)	The decrease in the three months ended September 30, 2024 compared to the 2023 period was due primarily to decreases in safety study activity. The increase in the nine months ended September 30, 2024 compared to the 2023 period was due primarily to an increase in post-marketing studies. Other research and development expenses include external expenses associated with preclinical development of ganaxolone, including safety studies, stability studies, preclinical studies, including animal toxicology and pharmacology studies and studies related to post-marketing commitments, and other professional fees.
(8)	The decreases in the three and nine months ended September 30, 2024 compared to the 2023 periods were primarily related to decreases in personnel costs, which were partially offset by increases in costs related to software. Indirect research and development expenses include personnel costs and non-study specific research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.6 million and $47.9 million for the three and nine months ended September 30, 2024, respectively. Selling, general and administrative expenses were $14.9 million and $45.8 million for the three and nine months ended September 30, 2023, respectively. The primary drivers of the decrease for the three months ended September 30, 2024 compared to the 2023 period were $2.1 million in decreased personnel costs, $0.6 million in decreased consulting fees, $0.4 million in decreased professional fees and other general costs, and $0.2 million in decreased software related expenses, which were partially offset by $1.0 million in increased stock-based compensation costs. The primary drivers of the increase for the nine months ended September 30, 2024 compared to the 2023 period were $2.7 in increased stock-based compensation costs, $2.1 million in increased commercial costs, and $1.0 million in increased professional fees and other general costs, which were partially offset by $1.8 million in decreased personnel costs, $1.1 million in decreased consulting costs, and $0.8 million in software related expenses.

Restructuring Costs

Restructuring costs were approximately $2.0 million for the nine months ended September 30, 2024, with no comparable costs in 2023, and primarily consisted of severance payments, employee benefits and related costs, as well as noncash stock compensation expense and contract termination costs. There were no restructuring costs in the three months ended September 30, 2024.

Cost of Product Revenue

Cost of product revenue was $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, compared to $0.5 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. The increases were due primarily to Cost of product revenue for the three and nine months ended September 30, 2024 beginning to reflect the current on-going average per unit cost of materials. For the three and nine months ended September 30, 2023, Cost of product revenues related to ZTALMY reflected a lower average per unit cost of materials, as prior to FDA approval of ZTALMY, costs estimated at approximately $2.0 million for commercially saleable product and materials were incurred and included in Research and development expenses. We expect ongoing Cost of product revenues related to ZTALMY to continue to reflect the on-going average per unit cost of materials throughout the remainder of 2024 and thereafter.

Interest Income

Interest income was $0.6 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, compared to $1.9 million and $6.4 million for the three and nine months ended September 30, 2023, respectively, and consisted of interest earned on Cash and cash equivalents and Short-term investments. The decreases were due to a decrease in Cash and cash equivalent and Short-term investments in the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023.

Interest Expense

Interest expense was $3.8 million and $12.8 million for the three and nine months ended September 30, 2024, respectively, compared to $4.2 million and $12.6 million for the three and nine months ended September 30, 2023, respectively. Interest expense for the nine months ended September 30, 2024 included $6.3 million of interest paid and $1.5 million of debt amortization in connection with our Note Payable (Note 10 in accompanying notes to consolidated financial statements), and $4.5 million of non-cash interest expense and $0.4 million of debt amortization related to our Revenue interest financing payable (Note 11 in accompanying notes to consolidated financial statements). Interest expense for the nine months ended September 30, 2023 included $6.5 million of interest paid and $1.5 million of debt amortization in connection with our Note Payable, and $4.4 million of non-cash interest expense and $0.2 million of debt amortization related to our Revenue interest financing payable,

Other Income, net

Other income, net was $0.1 million for each of the three and nine months ended September 30, 2024 due primarily to a research and development tax credit. Other income, net was $1.0 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, primarily due to the IRS Employee Retention Tax Credit program. Other income, net consists principally of other non-operational transactions, including research and development tax credits, gains or losses on disposal of fixed assets held for sale, foreign currency transactions, and fair value adjustments.

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses. We incurred a Net loss of $98.7 million for the nine months ended September 30, 2024. Our Cash used in operating activities was $87.8 million for the nine months ended September 30, 2024 compared to $91.0 million for the nine months ended September 30, 2023. Historically, we have financed our operations principally through the sale of common stock, notes payable, preferred stock and convertible debt.

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

As of September 30, 2024, we had Cash and cash equivalents $42.2 million. We did not have any Short-term investments as of September 30, 2024. We believe that our existing Cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. This expectation includes cost reduction activities that were implemented in the second and fourth quarters of 2024.

Oaktree Credit Agreement

On May 11, 2021 (Closing Date) and as amended on May 17, 2021, May 23, 2022, October 28, 2022 and June 6, 2024 (Credit Agreement), we entered into the Credit Agreement with Oaktree Fund Administration, LLC as administrative agent (Oaktree) and the lenders party thereto (collectively, Lenders) that provided for a five-year senior secured term loan facility in an aggregate original principal amount of up to $125.0 million that was available to us in five tranches (collectively, Term Loans). As of September 30, 2024, we had drawn on three tranches with no additional funds available thereunder.

We received $15.0 million of Tranche A-1 Term Loans on the Closing Date, $30.0 million of Tranche A-2 Term Loans in September 2021 after formal acceptance by the FDA of an NDA filing relating to the use of ganaxolone in the treatment of CDD, and $30.0 million of Tranche B Term Loans in March 2022 after FDA approval of ZTALMY for CDD. In connection with the second amendment to the Credit Agreement, we prepaid $15.0 million of the Tranche B Term Loans in June 2024 as well as the associated prepayment penalties, exit fee and accrued interest. Additionally, during the nine months ended September 30, 2024, we began paying the required quarterly principal payments. As of September 30, 2024, the loans under the Credit Agreement consisted of $58.1 million of previously drawn Term Loans with no additional funds available thereunder.

The Term Loans mature on May 11, 2026 (Maturity Date). The Term Loans bear interest at a fixed per annum rate (subject to increase during an event of default) of 11.50%, and we are required to make quarterly interest payments until the Maturity Date. We began making quarterly principal payments beginning on June 30, 2024 in an amount equal to 2.5% of the aggregate amount of the previously drawn Term Loans, and continuing until 2025, at which time we are required to make quarterly principal payments in an amount equal to 5.0% of the aggregate amount of the previously drawn Term Loans until the Maturity Date. On the Maturity Date, we are required to pay in full all outstanding Term Loans and other amounts owed under the Credit Agreement.

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

Equity Distribution Agreement

On July 9, 2020, we entered into an Equity Distribution Agreement (EDA) with JMP Securities LLC (JMP), as amended by the March 31, 2023 Amendment No. 1 to the EDA (Amended EDA), to create an at the market equity program under which we from time to time may offer and sell shares of our common stock without a specified maximum aggregate offering price. The Amended EDA was entered into in connection with our filing of a Registration Statement on Form S-3 (File No. 333-271041) with the SEC (the 2023 Registration Statement), which includes a prospectus supplement covering the offering, issuance and sale by us of up to $75,000,000 of shares of common stock that may be issued and sold under the Amended EDA. Subject to the terms and conditions of the Amended EDA, JMP will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares of our common stock. We did not sell any shares of our common stock during each of the three and nine months ended September 30, 2024 and September 30, 2023 under the EDA. As of September 30, 2024, we had up to $48.6 million of shares of common stock that may be issued and sold under the Amended EDA.

Cash Flows

Operating Activities. Cash used in operating activities was $87.8 million and $91.0 million for the nine months ended September 30, 2024 and 2023, respectively. Excluding the noncash impacts primarily related to depreciation and amortization, debt issuance costs, interest accretion net of cash paid, stock-based compensation, and changes in the net contract assets/liabilities related to the Orion, Tenacia and Biologix Collaboration Agreements, the change in cash used in operating activities for the nine months ended September 30, 2024 compared to the same period in 2023, was primarily the result of decreases in the changes in accounts payable, accrued expenses, including the $4.0 million installment to be paid to Purdue, other long term-liabilities, prepaid expenses, other current assets, inventory and accounts receivable and a decrease in operating expenses for the nine months ended September 30, 2024 as compared to the 2023 period, which was due primarily to a decrease in personnel costs related to our reduction-in-force (RIF) in the second quarter of 2024 which impacted approximately 20% of our workforce.

Investing Activities. Cash provided by investing activities of $28.7 million for the nine months ended September 30, 2024 represents $29.9 million in maturities of Short-term investments, which was partially offset by $1.2 million in purchases of manufacturing equipment. Cash used in investing activities of $35.1 million for the nine months ended September 30, 2023 primarily represents $52.0 million in purchases of Short-term investments, which was partially offset by $17.0 million in maturities of Short-term investments.

Financing Activities. Cash used in financing activities of $19.4 million for the nine months ended September 30, 2024 represents $19.6 million in principal prepayments, including associated financing costs and exit fees, on our Long-term debt and $0.3 million in proceeds from the exercise of stock options. Cash provided by financing activities of

$26.0 million for the nine months ended September 30, 2023 represents $25.9 million in net proceeds related to the sale of common stock in connection with the Amended EDA, and $0.8 million in proceeds from the exercise of stock options, which were partially offset by $0.7 million of other financing activities.

Funding Requirements

Since inception, we have incurred negative cash flows from our operations, and other than for the three months ended September 30, 2022 due to a one-time net gain from the sale of our PRV, we have incurred net losses. We incurred Net losses of $24.2 million and $98.7 million for the three and nine months ended September 30, 2024, respectively. We have generated limited product revenues, and there is no assurance that profitable operations will be achieved in the future, and if achieved, could be sustained on a continuing basis.

We had Cash and cash equivalents of $42.2 million as of September 30, 2024. We believe that our existing Cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. This expectation includes cost reduction activities that were implemented in the second and fourth quarters of 2024. As a result of the TrustTSC outcome, we discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of Ztalmy for CDD, and have taken additional steps to reduce costs, including an approximate 45% reduction in our workforce in the fourth quarter of 2024. We also commenced a process to explore strategic alternatives with the goal of maximizing value for our stockholders and engaged Barclays as an advisor to assist in our review of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or as to the timing of any such agreements or transactions.

Our future capital requirements will depend on many factors, including:

●	the results of our preclinical studies and clinical trials;
●	the development, formulation and commercialization activities related to ganaxolone, including ZTALMY;
●	the timing of, and the costs involved in, obtaining regulatory approvals for ganaxolone, including ZTALMY in indications other than CDD in the U.S., EU, or other significant markets, and any other future product candidates in these markets;
●	the cost of commercialization activities for ZTALMY in CDD in the U.S., including marketing, sales and distribution costs;
●	the cost of commercialization activities for ZTALMY, ganaxolone in any other indications, or any other future product candidates, are approved for sale, including marketing, sales and distribution costs;
●	the cost of manufacturing and formulating ganaxolone, or any other future product candidates, to internal and regulatory standards for use in preclinical studies, clinical trials and, if approved, commercial sale;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	our ability to receive funding under the BARDA Contract;
●	our expectations regarding the amount and timing of milestone and royalty payments owed to us pursuant to our collaboration and supply agreements with Orion for the commercialization of ganaxolone in Europe, our collaboration and supply agreements with Tenacia for the commercialization of ganaxolone in Mainland China, Hong Kong, Macau and Taiwan and our exclusive distribution and supply agreement with Biologix for the distribution and supply of ganaxolone in the Middle East and North Africa region;

●	our expectations regarding the amount and timing of milestone and royalty payments owed by us pursuant to our Revenue Interest Financing Agreement with Sagard;
●	any product liability, infringement or other lawsuits related to ZTALMY or other indications being developed for ganaxolone and, if approved, products;
●	capital needed to attract and retain skilled personnel;
●	the timing and results of our strategic alternatives review;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, ZTALMY in CDD and on future approved products, if any.

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

Discussion of Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the three months ended September 30, 2024, there were no significant changes to our critical accounting policies from those described in our annual consolidated financial statements for the year ended December 31, 2023, which we included in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (Exchange Act), and are not required to provide the information under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 5, 2024, a securities class action lawsuit captioned Bishins v. Marinus Pharmaceuticals, Inc., et. al., Case 2:24-cv-02430, was filed against us and certain of our officers in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning our RAISE and RAISE II clinical trials. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed a lead plaintiff and lead counsel for the action on August 16, 2024. The lead plaintiff filed an amended complaint on October 4, 2024. We intend to move to dismiss the amended complaint on or before November 22, 2024. We intend to vigorously defend against this action.

Item 1A. Risk Factors

Other than as set forth below and previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023:

Risks Related to our Compliance with Nasdaq Listing Requirements

If our stock price continues to remain below $1.00 or our market value of listed securities remains below $50 million, or we fail to meet other listing requirements of the Nasdaq Stock Market, our common stock may be subject to delisting from the Nasdaq Stock Market, which would materially reduce the liquidity of our common stock and have an adverse effect on our market price.

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholders’ equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Market.

Nasdaq Listing Rule 5450(a)(1) requires companies listed on the Nasdaq Global Market to maintain a minimum bid price of at least $1.00 per share. If the minimum bid price of our common stock remains below $1.00 per share for 30 consecutive business days, Nasdaq will send us a notice that we are not in compliance with Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we would then have a period of 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock would have to meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we did not regain compliance by the end of such period, we could be eligible for an additional 180 calendar day grace period, provided that we submit an online transfer application to transfer the listing of our common stock to the Nasdaq Capital Market, submit an application fee, and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except the bid price requirement. In addition, we will be required to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If it appears to Nasdaq that we would not be able to cure the deficiency during the second compliance period, or if we determined not to submit a transfer application or make the required representation, Nasdaq would provide written notice to us that our common stock would be subject to delisting. In the event of such notification, we could appeal Nasdaq’s determination to delist our securities, but there can be no assurance that Nasdaq would grant our request for continued listing.

Additionally, Nasdaq Listing Rule 5450(b)(2) requires companies listed on the Nasdaq Global Market to maintain a total market value of listed securities of at least $50 million. If the total market value of our listed securities remains below $50 million for 30 consecutive business days, Nasdaq will send us a notice that we are not in compliance with Nasdaq Listing Rule 5450(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we would then have a period of 180 calendar days to regain compliance with the total market value of listed securities requirement. To regain compliance, the total market value of our listed securities would have to meet or exceed $50 million for at least ten consecutive business days during this 180 calendar day period. In the event we did not regain compliance by the end of such period, Nasdaq would provide written notice to us that our common stock would be subject to delisting. In the event of such notification, we could appeal Nasdaq’s determination to delist our securities, but there can be no assurance that Nasdaq would grant our request for continued listing.

We are actively monitoring our stock price and our market value of listed securities, and will consider any and all options available to us to maintain or, if necessary, regain compliance. There can be no assurance, however, that we will be able to maintain or, if necessary, regain compliance and meet Nasdaq’s continued listing requirements. To the extent that we are unable to maintain or, if necessary, regain compliance with Nasdaq Listing Rule 5450(a)(1) and Rule 5450(b)(2) or the other requirements of Nasdaq for continued listing, there is a risk that our common stock may be delisted from Nasdaq. Delisting from Nasdaq may limit the range and attractiveness of strategic alternatives that we are able to consider, adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities, or negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock may be eligible to trade on an over-the-counter system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the-counter quotation system.

Risks Related to our Strategic Alternative Review

We are in the process of evaluating strategic alternatives following the failure of TrustTSC to meet its primary endpoint, and we may need to pursue bankruptcy or dissolution if we are not able to identify and implement a meaningful strategic alternative in a timely manner.

On October 24, 2024, we announced that TrustTSC did not meet the primary endpoint of percent change in 28-day TSC-associated seizure frequency. As a result of this, we discontinued further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of ZTALMY for CDD. Our existing cash and cash equivalents will not be sufficient to continue our operations as planned and, as a result, we have commenced a process to explore strategic alternatives with the goal of maximizing value for our stockholders, which may include the sale of the company, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some or more of our assets, in addition to other alternatives. We have engaged Barclays to assist in reviewing our strategic alternatives. However, any strategic alternative that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance shareholder value. There can be no guarantee that the process of evaluating strategic alternatives will result in our company entering into or completing a potential transaction, and we have not set a timetable for the completion of this review process.

Should we be unable to identify and implement a meaningful strategic alternative in a timely manner, our Board of Directors is likely to consider seeking bankruptcy protection under the U.S. Bankruptcy Code or engaging in a similar process. In that event we are required to liquidate under the federal bankruptcy laws, it is highly unlikely that our stockholders would receive any value for their shares.

Our restructuring plans and the associated headcount reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On April 30, 2024, we implemented a reduction-in-force (RIF) that impacted approximately 20% of our workforce, and implemented additional cost reduction activities with impact beginning in the second quarter of 2024. On November 4, 2024, we implemented a separate RIF that impacted approximately 45% of our workforce, and implemented additional cost reduction activities with impact beginning in the fourth quarter of 2024, to reduce operating expenses and better align our workforce with the needs of our business following our discontinuance of further ganaxolone clinical development, other than activities required by the FDA and EMA specific to post-approval commitments of ZTALMY for CDD. Execution of the RIF is expected to be substantially completed by the end of 2024.

As of the filing of this Quarterly Report on Form 10-Q, in connection with the November 4, 2024 RIF, we estimate that we will incur in the fourth quarter of 2024 severance and other employee-related costs of approximately $1.5 million. We are also in the process of assessing any impact associated with the termination of certain contracts and all other activities under the November 4, 2024 RIF.

We may undertake further restructuring actions or workforce reductions in the future. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and potential impacts on financial reporting. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in retaining employees to perform such functions or in distributing the duties and obligations of departed employees among our remaining employees. These types of activities or losses could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, including any potential strategic alternatives. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. For example, we may incur unanticipated charges not currently contemplated as a result of the RIFs. If we are unable to realize the expected operational cost savings from the restructurings, our operating results and financial condition would be adversely affected.

We may become involved in additional securities litigation that could further divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In addition to the existing securities class action lawsuit filed against us on June 5, 2024 captioned Bishins v. Marinus Pharmaceuticals, Inc., et. al., Case 2:24-cv-02430, we could become involved in additional securities litigation. In the past, securities litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

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

On June 5, 2024, a securities class action lawsuit captioned Bishins v. Marinus Pharmaceuticals, Inc., et. al., Case 2:24-cv-02430 was filed against us and certain of our officers in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (Exchange Act) and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning our RAISE and RAISE II clinical trials. The complaint seeks, among other things, unspecified damages, attorneys’ fees, expert fees, and other costs. The court appointed a lead plaintiff and lead counsel for the action on August 16, 2024. The lead plaintiff filed an amended complaint on October 4, 2024. We intend to move to dismiss the amended complaint on or before November 22, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” (as those terms are defined under Item 408 of Regulation S-K).

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

Signature	Title	Date

/s/ SCOTT BRAUNSTEIN, M.D.	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	November 12, 2024
Scott Braunstein, M.D.

/s/ STEVEN PFANSTIEL	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 12, 2024
Steven Pfanstiel